Form 10KSB
period 1996-12-31
DESERT NATIVE DESIGNS INC
filed 1997-03-05
CIK 1001868

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996  Commission File No. 333-7841

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .


                          DESERT NATIVE DESIGNS, INC.
                (Name of small business issuer in its charter)

           Nevada                                          13-3859938
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)

               1393 Luckspring Drive, Salt Lake City, Utah 84106
             (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:(801) 466-8928

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                       Yes [ X ]     No  [  ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                           [   ]

The Issuer's revenues for its most recent fiscal year.            $      0.00

As of February 25, 1997, the aggregate market value of voting stock held by non-affiliates was not determinable because of the lack of published quotations.
(See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1996: 1,000,000

                                    PART I

Item 1.     Description of Business

      (a)  Business Development.

      Desert Native Designs, Inc. (the "Company") was recently incorporated under the laws of the State of Nevada on July 20, 1995. The Company only recently commenced business operations and is still considered a development stage company. In connection with the organization of the Company, the founders of the Company contributed $9,500 cash to initially capitalize the Company in exchange for 950,000 shares of Common Stock. The Company subsequently raised an additional $10,000 by offering and selling an additional 50,000 shares of common stock.

      The Board of Directors of the Company then declared a warrant distribution of Common Stock Purchase Warrants to all stockholders of the Company who were stockholders of record as of the effective date of a registration statement and prospectus covering the distribution and exercise of such warrants ("Warrant Record Date"). The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-7841, which became effective October 23, 1996. The Warrants were distributed on a 1 for 1 basis and comprise in the aggregate 500,000 Series A Warrants and 500,000 Series B Warrants, each of which is exercisable for one (1) share of Common Stock of the Company. The Warrants are exercisable at a price of $.25 per share as to the Series A Warrants and $.35 per share as to the Series B Warrants, at any time after their issuance but in no event after June 30, 1998. The Company has no significant assets, and is substantially dependent upon exercise of the outstanding Series A and B Warrants, and receipt of the proceeds therefrom, of which there is no assurance, for the ability to develop and expand its business operations. As of the date hereof, no warrants have been exercised.

      (b)  Business of Company.

      General

      The purpose of the Company's formation is to engage in the business of producing or otherwise acquiring and marketing drums, rattles and similar products which are designed in the style of Native American (i.e. American Indian) artifacts and items of antiquity.

      For approximately the past 4 years, the President of the Company has been making and selling drums, rattles and other products which are made to look similar to native artifacts or native designs of similar products. The products are hand made and, in the opinion of management, are unique because of their design and high quality.

      In the opinion and experience of management there has been recently developing interest in Native American crafts relating to the artifacts used by ancient shamans. A shaman is a religious or ritual specialist, man or woman, believed capable of communicating directly with spirit powers, often while in ecstatic states. Shamans and shamanistic religion were first identified among the peoples of Siberia and continue to be associated mainly with Siberian and American Indian peoples, although closely related phenomena exist in other parts of Asia and in Oceania; the word "shaman" is derived from a word meaning "one who knows" in the tungus lanquage which is spoken in parts of Siberia. The term "medicine man" is frequently used as a synonym for shaman with reference to American Indian cultures. Eskimo shamans are called angakoks.

      The shaman may be grouped with the healer or diviner but is distinguished from that general class by the specific nature of his or her religious experience and practices. Shamanic power is said to come directly from a supernatural force: a spirit (sometimes associated with a particular animal) takes possession of the shaman during an ecstasy or trance and gives the shaman powers of healing and knowing, often after transporting him or her to a spirit world. Sometimes the ecstatic state may be induced by hallucinogens. The shaman's function is to regulate relations between the spirits and the community in order to ensure the community's well-being. Shamans concern themselves with such matters as locating and attracting game or fish, controlling the weather, detecting broken taboos that bring misfortune, expelling harmful spirits, and especially with curing the sick and guiding the souls of the dead to the spirit world. Because of special powers, shamans may gain considerable political influence in their communities. A shaman is said to be chosen by the spirits, selected from among persons of an excitable temperament who are given to daydreaming and visionary experience. Sometimes a shaman is marked for the vocation by repeated illnesses or mental disturbance. The person believed chosen for this calling must undergo an initiatory ordeal, which includes an ecstatic temporary loss of consciousness that symbolizes death and resurrection. Among the most common characteristics of the initiatory ordeal are the supposed dismemberment of the subject's body, the removal of his or her flesh, and the substitution of new flesh. In many cultures the candidate is believed to receive during this ordeal a mystical light that enables him or her to discover the secret places to which lost souls have been taken. The recovery of souls whose loss or theft has caused misfortune is a major method of shamanic curing.

      There are currently in existence treatment centers which explore the world of "shamanism" and attempt to discover the values and therapeutic benefits of the ancient shamans. These centers use drums and rattles produced to imitate native artifacts believed to have been used by Native American Indians in the past. These shamans, particularly of the desert Southwest cultures are believed to have used drums and rattles as musical instruments in the practice of their ancient arts. Traditional native-American music tended to be highly rhythmic and monophonic and was usually played and sung for either religious ritual or social occasions. Indian musical instruments included drums, rattles, clappers, and sticks and other percussive devices, along with flutes, whistles, and shell trumpets.

      The President of the Company is devoting her efforts on behalf of the Company to produce drums and rattles and other crafts designed to replicate native artifacts and designs.

      Marketing

      The Company's products will be marketed for their religious and ceremonial significance and also as artwork, souvenirs, novelties, furniture accent pieces and specialty items. The market for these products is expected to be persons with a historical or other interest in native designs and crafts as well as Native Americans who practice these arts and other persons exploring the ancient practices of Native American Indian shamans. In addition, the products are expected to be purchased by tourists and others as souvenirs and as accent items used for interior design in homes and offices.

      Initially the products are expected to be marketed in Southern Utah and surrounding areas. It is estimated that approximately 8 million people visit the Grand Canyon each year, with an additional 5.3 million visitors to the national parks of Southern Utah. Management of the Company believe that the proposed products of the Company will be of a higher quality and desirability than typical inexpensive tourist crafts and trinkets sold in gift shops. However, no marketing survey has been performed with respect to the products. The Company has placed samples of its products on consignment with several area merchants.

      Management has been making contact with businesses which sell crafts, native design products and tourist items, and attempting to sell the Company's products on a wholesale basis to such businesses, but has yet been unable to do so. Alternatively the Company will place products on consignment with such merchants. Management's experience has been that retail merchants are unwilling to purchase products themselves on a wholesale basis, which leaves consignment as the only method presently available to the Company for placement of its products with retail merchants. Until the Company's products become more widely known and demand becomes more established, management believes this will continue to be the case.

      In addition, the Company will also market its products by advertising in specialty catalogues and magazines. This is another method which management believes, because of the specialized nature of the market, will be particularly effective in bringing the Company's products to the attention of potential purchasers who have an interest in preserving shamanistic practices and items associated therewith. During the next fiscal year, management anticipates the Company may spend as much as $7,500 approximately, on such advertising.

      Because the products are expected to be priced at the high end of the market with regard to crafts generally (similar products will vary in price but generally are expected to have a retail price range of $50 - $200 for rattles and $300 - $2500 for drums depending on size and quality), the Company is unable, with its limited capital, to effect a very wide distribution of products on a consignment basis.

      Instead of using all of its available working capital to place goods on consignment, management intends to use a portion of its working capital to purchase advertisements in specialty magazines and catalogues such as the Shaman's Drum magazine and New Age Magazine. Management believes that with the same amount of capital that would be required to place several of its products on consignment with local merchants, the Company can place advertisements in such magazines that will expose the Company's products on a regional or national basis to tens of thousands or hundreds of thousands of subscribers and readers of such magazines. Furthermore, management believes that the subscribers and readers of such specialty magazines are the type of persons who will potentially be most interested in the Company's products.
The Company is presently in the process of having printed advertisements produced with pictorial representations of the Company's products, and management intends to purchase advertising space in one or more such magazines as soon as sufficient working capital is available from the exercise of the Warrants or any other source. Management also intends to acquire a home page location on the Internet where the Company can advertise its products. Such electronic advertising has the additional advantages of constant update capability and international exposure. Management believes that the Company's location would be visited most frequently by persons with specialized interests related to the Company's products.

      Products

      In addition to drums and rattles, the Company produces and sells a number of different products, relating to shamanism and shamanistic practices.

These products will generally be handmade by the President, or in some instances acquired from Native American or other craftsmen. A brief description of these products, their features and the significance thereof include the following:

      Earth Mother Drum - is made of handcrafted cedarwood with a Danish oil finish which brings out the natural beauty of the wood. The rawhide used is elkskin which is chosen for it's deep heartbeat like tone. The 16 sided frame honors all directions of the compass and the elkskin represents nobility and the maternal nature of the earth.

      Handheld Drums - are created to be lightweight and durable. These drums are used in healing work of all types by shamans of most cultures. They are also 16 sided and made of cedarwood and elkskin.

      Table Drums - are elegantly handcrafted drums which have a dual purpose.

The 17 inch to 19 inch height makes them ideal for sit down drumming while the glass tops make them useable as coffee and end tables. Like all drums of the Company, these are made of handcrafted cedarwood and elkskin. Majestic eagles which represent wisdom and inner vision are sandblasted on the glass to add a finishing touch.

      Dream Catchers - are hung above the bed or in front of a window. The dream catcher is believed to sift out all the negative energy and bless the home with peace and harmony.

      Medicine Pouch Necklace - is made with genuine soft deer or buckskin leather and includes a sageleaf which is believed to cleanse and purify anything placed in the pouch.

      Power Rattle - is decorated with buckskin, feathers and glass beads. Power rattles are often used as meditative tools by shamans in many differenct cultures. The sound is intended to soothe and quiet the mind and take one's mind beyond the mundane to create a more peaceful state of being.

      Natural Crystal Necklace - Crystals have long been used by many cultures for various purposes and are believed to hold or clear energy and protect the wearer from negative energy.

      Flutes - the replicas of flutes used by Native Americans which are sold by the Company are produced from cedarwood or aspen. The exquisite woodworking is finished with a unique handcarved volume control designed specifically to create melodic tones to soothe the ear and encourage quiet contemplation.

      Cedar Flute Box - is an elegantly finished showpiece for one or two flutes with handcarved feathers and brass hinges and plush velvet interior.

      Sand paintings - these original paintings have elaborate designs which are produced by a Navajo Tribe in Arizona and are used in healing ceremonies and as good luck symbols. The paintings depict spirit guides and guardians.

      In addition, the Company sells various other products including egg rattles, ceramic items, feather wands, walking sticks, smudge sticks, aroma pots, aroma necklaces, and candles.

      Competition

      Management believes that competition for the products will come from typical tourist gift products and other native crafts including craft products actually produced by Native American Indians. The Company's principal method of competition is expected to be based on the high quality of the products, artistic design and similarity in looks and use to ancient native artifacts.

      Supplies

      The raw materials used in the proposed products are readily available from more than one supplier and the Company does not anticipate any difficulty in obtaining the raw materials (principally wood and leather) in sufficient quantities and on a timely basis so as to allow it to conduct its business.

      Governmental Regulation

      To the extent that the Company's products involve the use of feathers, furs, hides, skins or other parts of animals, the Company must comply with all the legal requirements of various state and local, federal and international laws, regulations, treaties and conventions relating to the protection of wildlife and other animals. These legal requirements generally prohibit, restrict or otherwise govern and regulate the sale or other use or taking of live or dead animals or animal parts of certain species that are deemed to be in need of such protection.

      The principal laws potentially applicable to the Company's operations include the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), a multinational treaty agreement between approximately 120 nations including the U.S. Additional U.S. domestic laws include the Endangered Species Act, the Eagle Protection Act, the Lacey Act, the Migratory Bird Treaty Act and the Wild Bird Conservation Act. In addition, numerous state laws also prohibit or regulate any taking or other use of protected species of wildlife within their borders.

      The Company's policy will be to strictly avoid use of any feathers, skins or other animal parts from those species of birds or other animals where such use is prohibited. This includes all species designated as endangered or threatened, including eagles and other birds of prey. Instead, the Company will only use feathers, skins and other animal parts from those species and only under circumstances where such use is permitted or is not regulated. Any failure to do so that violates any applicable legal requirements could result in criminal as well as civil liability to the Company, with substantial fines and monetary penalties.

      Employees

      Initially, the only employee of the Company will be its President. The Company presently has no other employees, and does not presently anticipate the need to hire additional employees.

Item 2.     Properties

      General.

      The Company, for the time being, uses the home office facilities of Jody St. Clair, its President, in Salt Lake City, Utah, on a rent free basis as its place of business for producing the crafts. Management does not intend to seek other office arrangements unless and until the Company's business requires more extensive facilities, which is not anticipated in the foreseeable future.

Item 3.     Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      (a)  Market information.

      There is presently no active public trading market nor have there been any published quotations for any securities of the Company.

      (b)  Holders.

      As of January, 19, 1996, there were approximately 91 record holders of the Company's Common Stock.

      (c)  Dividends.

      The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

      The Company is a small start up company which was only recently incorporated on July 20, 1995. The Company only recently commenced planned principal operations but has not generated significant revenues therefrom and is still considered a development stage company. The Company has no significant assets or operating capital. To date, activities have been limited to organizational matters, limited operations and the preparation and filing of a registration statement covering distribution and exercise of Series A and B Warrants. Such registration statement became effective, and the Series A and B Warrants were distributed to stockholders of record as of, October 23, 1996. As of the date of this report, none of the Warrants have been exercised.

      The Company was formed to engage in the business of producing and marketing drums, rattles and other specialty crafts related to the shamanistic practices of Native Americans. Management's plan of operation for the next twelve months is to use any funds raised from exercise of the Warrants, of which there is no assurance, to finance development and expansion of the Company's business. If and to the extent Warrants are exercised, the Company will use a portion of the net proceeds to purchase supplies of raw materials to be used in the production of finished goods inventory, inasmuch as the Company needs to have an inventory of finished goods available to place on consignment with retail merchants as samples of its products. A portion of the proceeds will also be used to purchase advertising space in trade and specialty magazines that management believes will provide a much wider exposure of the Company's products but will also be directed toward a targeted market of people more likely to be interested in the kinds of products marketed by the Company. As part of its promotional efforts, the Company also intends to purchase and set up informational advertising on the Internet to take advantage of this new technology. Any remaining proceeds will be used to provide working capital for the operation of the Company's proposed business and other general corporate purposes. The Company is substantially dependent upon exercise of the Warrants and receipt of the proceeds therefrom, of which there is no assurance, for the ability to develop and expand its business operations.

      The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock pursuant to the exercise of the Warrants or otherwise. However, there is no assurance that the Company will be successful in raising this additional capital or acheiving profitable operations. In the event the business of the Company is unsuccessful, there is no assurance the Company could successfully become involved with any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other potential business venture. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the report of the independent accountants on the financial statements is qualified in this regard. See "Financial Statements."

Item 7.     Financial Statements.

      See attached Financial Statements and Schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      (a)  Identify Directors and Executive Officers.

      The following table sets forth the sole director and executive officer of the Company, her age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                          Term Served As      Positions
Name of Director   Age   Director/Officer    With Company

Jody St. Clair     34     Since inception    President & Secretary/Treasurer

      A brief description of her background and business experience is as follows:

      Jody St. Clair serves as President, Secretary/Treasurer and Director of the Company. Ms. St. Clair has experience in business management, public relations and administration. Her unique craft designs are currently featured at Green Valley Resort, St. George, Utah where they are used in the Shaman Program, and at Ancient Futures Art Gallery, a Salt Lake City, Utah artist co-op. Her drum designs and rattles have been sold privately across the country.

      There are no arrangements or understandings regarding the length of time a director of the Company is to serve in such a capacity. The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

      (b)  Identify Significant Employees.

      None other than the person previously identified.

      (c)  Family Relationships.

      None

      (d)  Involvement in Certain Legal Proceedings.

      Except as described hereinabove, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not subject to the provisions of Section 16(a).

Item 10.    Executive Compensation.

      Commencing in April, 1996, the Company agreed to compensate Ms. St. Clair for services involved in designing, producing and marketing the craft products on the basis that she receive commissions in an amount equal to 50% of total net sales of the Company less the cost of the goods sold before any overhead allocations, with a guaranteed minimum of $1,200 per month up through July, 1996. After July, she was on a straight commission basis and did not receive any guaranteed minimum salary or wage. During 1996, the Company paid a total of $6,300 in management compensation to Ms. St. Clair.

      It is anticipated this arrangement for compensation will continue for the foreseeable future. Any officer/director will be entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company.

Compensation of Directors

      None other than as described above.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock by each director of the Company, each beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:

                           Title of     Amount and Nature of      Percent
Name and Address            Class       Beneficial Ownership     of Class

Jody St. Clair              Common          200,000 shares         18%
1393 Luckspring Dr.
Salt Lake City, UT 84106

Lynn Dixon                  Common        1,651,400 shares         90%
311 S. State, #460
Salt Lake City, UT 84111

All officers and directors  Common          200,000 shares         18%
as a group (1 person)

(1) The shares are owned of record by Elvena, Inc., a private New York corporation solely owned by Mr. Dixon which is engaged in the business of making investments.

      One half of the amount shown for each person represents Shares underlying the Warrants issued to such person. Current amounts and percentages are calculated assuming, alternatively for each person, exercise of all Warrants issued to that person (but not exercise of Warrants issued to other persons). The Company currently has a total of 1,000,000 shares outstanding, however no other shareholder owns 5% or more of the Company's common stock except as described above. The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

Item 12.    Certain Relationships and Related Transactions.

      The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

      In connection with the organization of the Company, its founding shareholders paid an aggregate of $9,500 cash ($1,000 from Ms. St. Clair and $8,500 from Mr. Dixon) to purchase 950,000 shares of Common Stock of the Company at a price of $.01 per share. The Company then commenced a public offering of 50,000 shares of Common Stock at $.20 per share, pursuant to which it raised an additional $10,000 in gross proceeds.

      The Company has entered and it is contemplated that the Company may enter into certain transactions with officers, directors or affiliates of the Company which, even though they may involve conflicts of interest in that they are not arms' length transactions, are believed to be fair and equitable transactions in the best interest of the Company. These transactions include the following:

      The Company has agreed to compensate Jody St. Clair for her services involved in designing, producing and marketing the craft products on the basis that she will receive commissions in an amount equal to 50% of total net sales of the Company less the cost of the goods sold before any overhead allocations, with a guaranteed minimum of $1,200 per month up through July, 1996. After July, she was on a straight commission basis and did not receive any guaranteed minimum salary or wage. $6,300 was paid to her in 1996.

      The Company presently has no office or production facilities but uses as its principal place of business where the crafts are produced and kept the facilities of Ms. St. Clair on a rent free basis, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to rent commercial space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time. The Company will not be required to pay rent for the use of such facilities, but will pay for or reimburse Ms. St. Clair for any additional out of pocket costs incurred for storage, repairs or maintenance, including the cost of insurance, if additional insurance is required over and above the amount customarily maintained by Ms. St. Clair.

      The Company has no formal written employment agreement or other contracts with its President, and there is no assurance that the services and facilities to be provided by Ms. St. Clair will be available for any specific length of time in the future. It is anticipated that the present arrangement for compensation will continue for the foreseeable future. The terms of any formal written employment agreement with Ms. St. Clair would be determined if and when such arrangements are entered into.

      An affiliated entity owned by a principal shareholder of the Company, Lynn Dixon, has made advances to the Company totalling $25,500. These advances will be repaid from any proceeds of Warrant exercise. See "Principal Shareholders"

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.


                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K.

      (a) Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESERT NATIVE DESIGNS, INC.



By:     /s/ Jody St. Clair                    Date:  February 25, 1997
      Jody St. Clair, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Jody St. Clair                    Date:  February 25, 1997
      Jody St. Clair, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995






















                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

        _  Independent Auditors' Report                      1


        _  Balance Sheet, December 31, 1996 and 1995         2


        _  Statement of Operations, for the year ended
             December 31, 1996 and from inception
             on July 20, 1995 through December 31,
             1995 and 1996                                   3


        _  Statement of Stockholders' Equity (Deficit),
             from inception on July 20, 1995 through
             December 31, 1995 and 1996                      4


        _  Statement of Cash Flows, for the year ended
             December 31, 1996 and from inception
             on July 20, 1995 through December 31,
             1995 and 1996                                   5


        _  Notes to Financial Statements                 6 - 9

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
DESERT NATIVE DESIGNS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Desert Native Designs, Inc. [a development stage company] at December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996 and for the periods from inception on July 20, 1995 through December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Desert Native Designs, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the periods from inception through December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company is newly formed and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





January 20, 1997

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                         BALANCE SHEETS


                             ASSETS

                                                 December 31,
                                          _______________________
                                               1996       1995
                                          ___________ ___________
CURRENT ASSETS:
  Cash in bank                               $    474   $   3,120
  Inventory                                     6,399       3,885
                                          ___________ ___________
        Total Current Assets                    6,873       7,005


PROPERTY AND EQUIPMENT, net                     5,136       2,390


ORGANIZATION COSTS, net                           345         437
                                          ___________ ___________
                                             $ 12,354   $   9,832
                                          ___________ ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                           $      -   $       -
  Other accrued liabilities                     3,288           -
  Notes payable - related party                23,500           -
                                          ___________ ___________
        Total Current Liabilities              26,788           -
                                          ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding at December 31,
   1996 and 1995                                1,000       1,000
  Capital in excess of par value               11,285      11,285
  Deficit accumulated during the
    development stage                         (26,719)     (2,453)
                                          ___________ ___________
        Total Stockholders' Equity
                 (Deficit)                    (14,434)      9,832
                                          ___________ ___________
                                            $  12,354   $   9,832
                                          ___________ ___________

The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS



                                    For the Year     From Inception
                                       Ended          on July 20,
                                    December 31,      1995 Through
                        ____________________________  December 31,
                                  1996        1995        1996
                            _______________________________________

REVENUE:
  Sales                         $   2,595   $      -    $  2,595

COST OF GOODS SOLD                  1,790          -       1,790
                            _______________________________________
      Gross Profit                    805          -         805
                            _______________________________________
EXPENSES:
  Advertising                       7,433      1,519       8,952
  Operating expenses                6,221        699       6,920
  General and administrative       10,075        279      10,354
                            _______________________________________
      Total expenses               23,729      2,497      26,226
                            _______________________________________
OPERATING INCOME (LOSS)          (22,924)    (2,497)     (25,421)
                            _______________________________________
OTHER INCOME (EXPENSE):
  Interest income                      -         44           44
  Interest expense                (1,342)         -       (1,342)
                            _______________________________________
      Total Other Income
               (Expense)          (1,342)        44       (1,298)
                            _______________________________________
LOSS BEFORE INCOME TAXES         (24,266)    (2,453)     (26,719)

CURRENT TAX EXPENSE                    -          -            -

DEFERRED TAX EXPENSE                   -          -            -
                            _______________________________________

NET LOSS                        $(24,266)   $(2,453)    $(26,719)
                            _______________________________________

LOSS PER COMMON SHARE           $   (.02)   $  (.00)  $    (.03)
                            _______________________________________






The accompanying notes are an integral part of these financial statements.

               DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

           FROM THE DATE OF INCEPTION ON JULY 20, 1995

                    THROUGH DECEMBER 31, 1996

                                                                      Deficit
                                                                   Accumulated
                       Preferred Stock Common Stock Capital in During the _______________ _____________ Excess of Development
                       Shares   Amount  Shares  Amount  Par Value      Stage

_________________________________________________________

BALANCE, July 20, 1995      -   $    -        -  $     -     $    -     $   -

Issuance of 950,000 shares
  common stock for cash,
  October 4, 1995 at $.01
  per share                 -        -   950,000     950      8,550         -

Issuance of 50,000 shares
  common stock for cash,
  October 31, 1995 at
  $.20 per share, net of
  offering costs of $       -        -    50,000      50      2,735         -

Net loss for the period
  ended December 31, 1995   -        -         -       -         -    (2,453)

__________________________________________________________
BALANCE, December 31,
  1995                      -        - 1,000,000   1,000    11,285    (2,453)

Net loss for the period
  ended December 31,
  1996                      -        -         -       -         -   (24,266)

__________________________________________________________
BALANCE, December 31,
  1996                      -   $    - 1,000,000  $1,000   $11,285  $(26,719)

__________________________________________________________




















The accompanying notes are an integral part of these financial statements.

               DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                    For the Year     From Inception
                                       Ended          on July 20,
                                    December 31,      1995 Through
                            _________________________  December 31,
                                  1996        1995        1996
                            _______________________________________
Cash Flows to Operating
  Activities:
  Net loss                   $  (24,266)   $ (2,453)     $ (26,719)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Depreciation and
       amortization             1,146          63          1,209
     Changes in assets
       and liabilities:
        Inventory                (2,514)     (3,885)        (6,399)
     Accrued liabilities          3,288           -          3,288
                            _______________________________________
        Net Cash Flows to
          Operating Activities  (22,346)     (6,275)       (28,621)
                            _______________________________________
Cash Flows to Investing
  Activities:
  Purchase of property
   and equipment                  (3,800)     (2,430)        (6,230)
  Payment of organization
   costs                               -        (460)          (460)
                            _______________________________________
        Net Cash to
       Investing Activities     (3,800)     (2,890)        (6,690)
                            _______________________________________
Cash Flows from Financing
  Activities:
  Proceeds from common
   stock issuance                      -      19,500         19,500
  Payments for stock
   offering costs                      -      (7,215)        (7,215)
  Proceeds from notes
   payable - related party        23,500           -         23,500
                            _______________________________________
        Net Cash from Financing
          Activities              23,500      12,285         35,785
                            _______________________________________
Net Increase (Decrease) in Cash   (2,646)      3,120            474

Cash at Beginning of Period        3,120           -              -
                            _______________________________________
Cash at End of Period           $    474    $  3,120      $     474
                            _______________________________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                    $      -     $     -      $       -
    Income taxes                $      -     $     -      $       -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended December 31, 1996 and 1995:
     None


The accompanying notes are an integral part of these financial statements.

                 DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on July 20, 1995. The Company is planning to engage in the business of producing and marketing crafts. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

  Inventory - Inventory is carried at the lower of cost or market.

  Depreciation Methods - The Company is depreciating its property and equipment, which consists primarily of tools, using the straight line method over the estimated useful lives of the related assets of 5 years.

  Income Taxes - The Company accounts for its income taxes in accordance with statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                       December 31,
                               ______________________
                                   1996         1995
                                __________ __________
       Equipment and tools       $   6,230   $  2,430
                                __________ __________
                                     6,230      2,430
       Less Accumulated
        depreciation                (1,094)      (40)
                                __________ __________
                                 $   5,136   $  2,390
                                __________ __________

  Depreciation expense for the period ended December 31, 1996 and 1995 was $1,054 and $40, respectively.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

  Inventories consist of the following:

                                       December 31,
                                _____________________
                                    1996        1995
                                 __________ _________
       Raw materials               $    414   $ 3,885
       Finished goods                 5,985         -
                                 __________ _________
                                   $  6,399   $ 3,885
                                 __________ _________

NOTE 4 - CAPITAL STOCK

  Common Stock Warrants - During 1996, the Company distributed warrants to its stockholders on a one for one basis. The warrants were distributed to the stockholders of record as of the effective date of a registration statement and prospectus covering the distribution and exercise of such warrants. The registration statement which was filed with the Securities and Exchange Commission on Form SB-2 became effective on October 23, 1996. The warrants comprise in the aggregate 500,000 Series A Warrants and 500,000 Series B warrants, each of which is exercisable for one share of common stock of the Company. The Warrants are exercisable at prices of $.25 for the Series A and $.35 for the Series B, at any time after their issuance but in no event after June 30, 1998.

  Common Stock - During October, 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $9,500.

  Public Offering - During October, 1995 the Company issued 50,000 shares of common stock pursuant to a public offering, for cash at $.20 per share.

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1996.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 1996, the Company has available unused operating loss carryforwards of approximately $20,000, which may be applied against future taxable income and which expire in 2010. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During 1996, the Company has paid compensation of $6,300 to its officers and directors. The Company had previously agreed to pay its president 25% of the sales price of all crafts sold as compensation for the efforts of the president on behalf of the corporation to design, produce and market the crafts.

  During the year ending December 31, 1996 the compensation arrangements for the Company's president were changed to a minimum salary of $1,200 per month for the period from March 15, 1996 through July 31, 1996. The president's commission calculation was changed to fifty percent of net sales less direct materials cost.

  The compensation has been allocated as follows:

                                  December 31,
                                      1996
                                  __________
         Inventory                  $  1,105
         Cost of goods sold            1,790
         Selling expense                 838
         General and administrative
           expense                     2,567
                                  __________
                                    $  6,300
                                  __________

  Notes Payable - During the year ended December 31, 1996, an entity which is a shareholder of the Company or individuals related thereto, made several loans to the Company with proceeds totaling $23,500. These unsecured loans bear interest at 10% and are payable on demand. Interest of $1,362 has been accrued for the year ending December 31, 1996.

  Office Space - The Company maintains an address and phone number at a business office of one of its principal shareholders, in New York, on a rent free basis as its principal executive office.

  The Company, for the time being, will have the use of the home office facilities of its president, in Salt Lake City, Utah, on a rent free basis as its place of business for producing the crafts. The Company will, however, reimburse its president for any additional out-of-pocket costs related to the use of the home office. Management does not intend to seek other office arrangements unless and until the Company's business requires more extensive facilities, which is not anticipated in the foreseeable future.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

  Shareholder Loans - Subsequent to year end, a shareholder of the Company, or individuals related thereto, made a loan to the Company. The total amount advanced was $2,000.