Form 10QSB
period 1997-03-31
DESERT NATIVE DESIGNS INC
filed 1997-05-15
CIK 1001868

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               COMMISSION FILE NUMBER:  333-7841


                   DESERT NATIVE DESIGNS, INC.
     (Exact name of registrant as specified in its charter)


      NEVADA                                     13-3859938
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)


                     1393 Luckspring Drive
                   Salt Lake City, Utah 84106
            (Address of principal executive offices)

                         (801) 466-8928
      (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1997:  1,000,000

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                      March 31,   December 31,
                                        1997          1996
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $ 1,207     $    474
  Inventory                               6,399        6,399
                                    ___________  ___________
        Total Current Assets          $   7,606     $  6,873
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net               4,825        5,136


ORGANIZATION COSTS, net                     322          345
                                    ___________  ___________

                                      $  12,753     $ 12,354
                                    ___________  ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                            -            -
  Other accrued liabilities               2,575        3,288
  Note payable - related party           36,500       23,500
                                    ___________  ___________
        Total Current Liabilities        39,075       26,788
                                    ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding at March 31, 1997
   and December 31, 1996                  1,000        1,000
  Capital in excess of par value         11,285       11,285
  Deficit accumulated during the
    development stage                  (38,607)     (26,719)
                                    ___________  ___________
        Total Stockholders' Equity
         (Deficit)                     (26,322)     (14,434)
                                    ___________  ___________
                                      $  12,753     $ 12,354
                                    ___________  ___________

NOTE:   The balance sheet at December 31, 1996 was taken from the
     audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                   For the Three     From Inception
                                    Months Ended      on July 20,
                                     March 31,        1995 Through
                            _________________________   March 31,
                                  1997        1996        1997
                            _______________________________________
REVENUE:
  Sales                      $       -     $      -    $   2,595

COST OF GOODS SOLD                   -            -        1,790
                            _______________________________________
      Gross Profit                   -            -          805
                            _______________________________________
EXPENSES:
  Advertising                        -        3,551        8,952
  Operating expenses                 -        1,110        6,920
  General and administrative    11,210          157       21,564
                            _______________________________________
      Total expenses            11,210        4,818       37,436
                            _______________________________________
OPERATING INCOME (LOSS)        (11,210)      (4,818)     (36,631)
                            _______________________________________
OTHER INCOME (EXPENSE):
  Interest income                    -            -           44
  Interest expense                (678)           -       (2,020)
                            _______________________________________
      Total Other Income
       (Expense)               (11,888)           -       (1,976)
                            _______________________________________
LOSS BEFORE INCOME TAXES       (11,888)      (4,818)     (38,607)

CURRENT TAX EXPENSE                  -            -            -

DEFERRED TAX EXPENSE                 -            -            -
                            _______________________________________

NET LOSS                      $(11,888)     $(4,818)    $(38,607)
                            _______________________________________

LOSS PER COMMON SHARE         $   (.01)     $  (.00)    $   (.04)
                            _______________________________________






 The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                   For the Three     From Inception
                                    Months Ended       on July 20,
                                     March 31,        1995 Through
                            __________________________  March 31,
                                 1997        1996        1997
                            _______________________________________
Cash Flows to Operating
  Activities:
  Net loss                   $(11,888)   $ (4,818)     $ (38,607)
  Adjustments to reconcile
   net loss to net cash
   used by operating
    activities:
     Depreciation and
      amortization                334         163          1,543
     Changes in assets
      and liabilities:
        Inventory                   -        (484)        (6,399)
     Accrued liabilities         (713)          -          2,575
                            _______________________________________
   Net Cash Flows to
    Operating  Activities     (12,267)     (5,139)       (40,888)
                            _______________________________________
Cash Flows to Investing
 Activities:
  Purchase of property and
   equipment                        -      (3,132)        (6,230)
  Payment of organization
   costs                            -           -           (460)
                            _______________________________________
   Net Cash to Investing
    Activities                      -      (3,132)        (6,690)
                            _______________________________________
Cash Flows from Financing
 Activities:
  Proceeds from common
   stock issuance                   -           -         19,500
  Payments for stock
   offering costs                   -           -         (7,215)
  Proceeds from notes
   payable - related party     13,000       8,000         36,500
                            _______________________________________
   Net Cash from Financing
    Activities                 13,000       8,000         48,785
                            _______________________________________
Net Increase (Decrease) in
 Cash                             733        (271)         1,207

Cash at Beginning of Period       474       3,120              -
                            _______________________________________
Cash at End of Period         $ 1,207     $ 2,849        $ 1,207
                            _______________________________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                  $    -      $    -         $     -
    Income taxes              $    -      $    -         $     -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended March 31, 1997 and 1996:
     None


 The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on July 20, 1995. The Company is engaged in the business of producing and marketing crafts. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operation results for the full year.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.


NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                March 31,   December 31,
                                   1997         1996
                                __________ __________
   Equipment and tools          $   6,230   $  6,230
                                __________ __________
                                    6,230      6,230
   Less Accumulated depreciation   (1,405)    (1,094)
                                __________ __________
                                $   4,825   $  5,136
                                __________ __________

  Depreciation expense for the period ended March 31, 1997 and December 31, 1996 was $311 and $1,054, respectively.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

  Inventories consist of the following:

                                  March 31, December 31,
                                     1997       1996
                                 __________ _________
       Raw materials               $    414   $   414
       Finished goods                 5,985     5,985
                                 __________ _________
                                   $  6,399   $ 6,399
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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At March 31, 1997, the Company has available unused operating loss carryforwards of approximately $30,000, which may be applied against future taxable income and which expire in 2010. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the period ended March 31, 1997, no compensation was paid to any officer or director.

  Notes Payable - During the periods ended March 31, 1997 and December 31, 1996, an entity which is a shareholder of the Company or individuals related thereto, made several loans to the Company with proceeds totaling $36,500. These unsecured loans bear interest at 10% and are payable on demand. Interest of $678 and $1,362 has been accrued for the periods ending March 31, 1997 and December 31, 1996.

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

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company is a small start up company which was only recently incorporated on July 20, 1995. The Company only recently commenced planned principal operations but has not generated significant revenues therefrom and is still considered a development stage company. The Company has no significant assets or operating capital. To date, activities have been limited to organizational matters, initial marketing efforts and other limited operations, and the preparation and filing of a registration statement covering distribution and exercise of Series A and B Warrants. Such registration statement became effective, and the Series A and B Warrants were distributed to stockholders of record as of, October 23, 1996. As of the date of this report, none of the Warrants have been exercised. Operating and other expenses have to date been funded from initial capital contributions and shareholder loans.

     The Company was formed to engage in the business of producing and marketing drums, rattles and other specialty crafts related to the shamanistic practices of Native Americans. Management's plan of operation for the next twelve months is to use any funds raised from exercise of the Warrants, of which there is no assurance, to finance development and expansion of the Company's business. If and to the extent Warrants are exercised, the Company will first repay monies advanced from shareholders as loans, and then use a portion of the remaining net proceeds to purchase supplies of raw materials to be used in the production of finished goods inventory, inasmuch as the Company needs to have an inventory of finished goods available to place on consignment with retail merchants as samples of its products. A portion of the proceeds will also be used to purchase advertising space in trade and specialty magazines that management believes will provide a much wider exposure of the Company's products but will also be directed toward a targeted market of people more likely to be interested in the kinds of products marketed by the Company. As part of its promotional efforts, the Company has also purchased and set up informational advertising on the Internet to take advantage of this new technology. Any remaining proceeds will be used to provide working capital for the operation of the Company's proposed business and other general corporate purposes. The Company is substantially dependent upon exercise of the Warrants and receipt of the proceeds therefrom, of which there is no assurance, for the ability to develop and expand its business operations.

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


                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Change in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Desert Native Designs, Inc.



Date:  May 14, 1997           By:/S/Jody St. Clair, President
                                    Jody St. Clair, President