Form 10QSB
period 1997-06-30
DESERT NATIVE DESIGNS INC
filed 1997-08-19
CIK 1001868

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1997

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1997:  1,000,000

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


 DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                      June 30,    December 31,
                                        1997          1996
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $     2     $    474
  Inventory                               6,399        6,399
                                    ___________  ___________
        Total Current Assets          $   6,401     $  6,873
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net               4,513        5,136


ORGANIZATION COSTS, net                     299          345
                                    ___________  ___________

                                      $  11,213     $ 12,354
                                    ___________  ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                          825            -
  Other accrued liabilities               3,408        3,288
  Note payable - related party           36,500       23,500
                                    ___________  ___________
        Total Current Liabilities        40,733       26,788
                                    ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding at June 30, 1997
   and December 31, 1996                  1,000        1,000
  Capital in excess of par value         11,285       11,285
  Deficit accumulated during the
    development stage                   (41,805)     (26,719)
                                    ___________  ___________
        Total Stockholders' Equity
         (Deficit)                      (29,520)     (14,434)
                                    ___________  ___________
                                      $  11,213     $ 12,354
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

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three     For the Six    From Inception
                           Months Ended     Months Ended     on July 20,
                             June 30,         June 30,      1995 Through
                       _____________________________________  June 30,
                           1997    1996     1997     1996      1997
                       __________________________________________________
REVENUE:
  Sales                 $    -  $  1,993   $    -   $ 1,993    $ 2,595

COST OF GOODS SOLD           -    (1,390)       -    (1,390)     1,790
                       __________________________________________________
      Gross Profit           -       603        -       603        805
                       __________________________________________________
EXPENSES:
  Advertising              125     3,932      125     7,483      9,077
  Operating expenses         -       877        -     1,987      6,920
  General and
   administrative        2,164     1,238   13,374     1,395     23,728
                       __________________________________________________
      Total expenses     2,289     6,047   13,499    10,865     39,725
                       __________________________________________________
OPERATING INCOME (LOSS) (2,289)   (5,444) (13,499)  (10,262)   (38,920)
                       __________________________________________________
OTHER INCOME (EXPENSE):
  Interest income            -         -        -         -         44
  Interest expense        (909)        -   (1,587)        -     (2,929)
                       __________________________________________________
      Total Other Income
        (Expense)         (909)        -   (1,587)        -     (2,885)
                       __________________________________________________
LOSS BEFORE INCOME
  TAXES                 (3,198)   (5,444) (15,086)  (10,262)   (41,805)

CURRENT TAX EXPENSE          -         -        -         -          -

DEFERRED TAX EXPENSE         -         -        -         -          -
                       __________________________________________________

NET LOSS               $(3,198)  $(5,444)$(15,086) $(10,262)  $(41,805)
                       __________________________________________________

LOSS PER COMMON SHARE  $  (.00)  $  (.00)$   (.01) $   (.00)  $   (.04)
                       __________________________________________________






 The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                    For the Six      From Inception
                                    Months Ended      on July 20,
                                      June 30,        1995 Through
                            _________________________    June 30,
                                  1997        1996        1997
                            _______________________________________
Cash Flows to Operating
 Activities:
  Net loss                  $  (15,086)    $(10,262)   $ (41,805)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
     Depreciation and
      amortization                 669          481        1,878
     Changes in assets and
       liabilities:
        Inventory                    -       (2,558)      (6,399)
        Accounts payable           825            -          825
        Accrued liabilities        120          115        3,408
                            _______________________________________
     Net Cash Flows to
      Operating Activities     (13,472)     (12,224)     (42,093)
                            _______________________________________
Cash Flows to Investing
  Activities:
  Purchase of property and
   equipment                         -       (3,779)      (6,230)
  Payment of organization
   costs                             -            -         (460)
                            _______________________________________
      Net Cash to Investing
       Activities                    -       (3,779)      (6,690)
                            _______________________________________
Cash Flows from Financing
  Activities:
  Proceeds from common
   stock issuance                    -            -       19,500
  Payments for stock
   offering costs                    -            -       (7,215)
  Proceeds from notes
   payable - related party      13,000       16,500       36,500
                            _______________________________________
      Net Cash from Financing
       Activities               13,000       16,500       48,785
                            _______________________________________
Net Increase (Decrease)
  in Cash                         (472)         477            2

Cash at Beginning of Period        474        3,120            -
                            _______________________________________
Cash at End of Period          $     2    $   3,597     $      2
                            _______________________________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                    $       -     $     -    $     -
    Income taxes                $       -     $     -    $     -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 1997 and 1996:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operation results for the full year.

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


NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                 June 30,   December 31,
                                   1997         1996
                                __________ __________
       Equipment and tools       $   6,230   $  6,230
                                __________ __________
                                     6,230      6,230
       Less Accumulated
        depreciation                (1,717)    (1,094)
                                __________ __________
                                 $   4,513   $  5,136
                                __________ __________

  Depreciation expense for the period ended June 30, 1997 and December 31, 1996 was $623 and $1,054, respectively.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

  Inventories consist of the following:

                                   June 30, December 31,
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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At June 30, 1997, the Company has available unused operating loss carryforwards of approximately $40,000, which may be applied against future taxable income and which expire in 2010. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six month period ended June 30, 1997, no compensation was paid to any officer or director.

  Notes  Payable  -  During the periods ended  June  30,  1997  and
  December 31, 1996, an entity which is a shareholder of the Company or individuals related thereto, made several loans to the Company with proceeds totaling $36,500. These unsecured loans bear interest at 10% and are payable on demand. Interest of $1,587 and $1,362 has been accrued for the periods ending June 30, 1997 and December 31, 1996.

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

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company is a small start up company which was recently incorporated on July 20, 1995. The Company only recently commenced planned principal operations but has not generated significant revenues therefrom and is still considered a development stage company. The Company has no significant assets or operating capital. To date, activities have been limited to organizational matters, initial marketing efforts and other limited operations, and the preparation and filing of a registration statement covering distribution and exercise of Series A and B Warrants. Such registration statement became effective, and the Series A and B Warrants were distributed to stockholders of record as of, October 23, 1996. As of the date of this report, none of the Warrants have been exercised. Operating and other expenses have to date been funded from initial capital contributions and shareholder loans.

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

                              Desert Native Designs, Inc.



Date:  August 15, 1997           By:/S/Jody St. Clair, President
                                    Jody St. Clair, President