Form 10QSB
period 1997-09-30
DESERT NATIVE DESIGNS INC
filed 1997-10-29
CIK 1001868

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1997

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1997:  1,000,000

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     See attached.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on July 20, 1995 to engage in the business of producing and marketing drums, rattles and other specialty crafts related to the shamanistic practices of Native
Americans.

     The Company commenced planned principal operations, but did not generate significant revenues therefrom. Operating and other expenses were funded from initial capital contributions, a limited offering of its securities and shareholder loans. Management's plan of operation also included raising additional funding from a public offering of securities. Pursuant thereto, the Company commissioned the preparation and filing of a registration statement covering distribution and exercise of Series A and B Warrants, and shares of common stock underlying the warrants, exercise of which would have generated gross proceeds of as much as $300,000 to the Company. Such registration statement became effective, and the Series A and B Warrants were distributed to stockholders of record as of, October 23, 1996. However, none of the Warrants were ever exercised. Furthermore, efforts at marketing the Company's products were unsuccessful. Because of the lack of any significant revenues, such operations were subsequently discontinued. The Company is still considered a development stage company and presently has no significant assets or operating capital.

     The Company began looking for other potential business ventures with which it might become involved. During August, 1997, the Company entered into a letter of intent with respect to a proposed acquisition (the "Acquisition") of FiberNet Telecom, Inc. ("FiberNet"), a Delaware corporation engaged in business in the telecommunications industry. As proposed, the Acquisition contemplates that the Company will issue approximately 11,500,000 shares of its common stock (after effecting a 3.5 for 1 forward stock split) in exchange for all the issued and outstanding stock of FiberNet, in a transaction anticipated to constitute a tax-free exchange. The parties are proceeding toward closing, however, as of the date of filing of this report, the Acquisition had not closed and there is no assurance that the Acquisition will be consummated.

     The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to make the Acquisition and raise any necessary additional funds not provided by operations through loans and/or through additional sales of its capital stock. However, there is no assurance that the Company will be successful in consummating the Acquisition, raising additional capital or acheiving profitable operations. In the event the business of the Company is unsuccessful, there is no assurance the Company could successfully become involved with any other business venture. The Company presently has no plans, commitments or arrangements with respect to any potential business venture other than the proposed Acquisition. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See attached financial statements.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

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

                              Desert Native Designs, Inc.



Date:  October 29, 1997         by:   /s/ Jody St. Clair
                                   Jody St. Clair, President

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

                               AND

                        DECEMBER 31, 1996

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                September  30,  December 31,
                                        1997          1996
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $     3     $    474
                                    ___________  ___________
        Total Current Assets                  3          474
                                    ___________  ___________

OTHER ASSETS:
  Assets of discontinued operation        3,920       11,535
  Organization costs, net                   276          345
                                    ___________  ___________
        Total Current Assets              4,196       11,880
                                    ___________  ___________

                                        $ 4,199     $ 12,354
                                    ___________  ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                          648            -
  Other accrued liabilities                 146        3,288
  Note payable - related party                -       23,500
                                    ___________  ___________
        Total Current Liabilities           794       26,788
                                    ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding at September 30, 1997
   and December 31, 1996                  1,000        1,000
  Capital in excess of par value         52,645       11,285
  Deficit accumulated during the
    development stage                   (50,240)     (26,719)
                                    ___________  ___________
  Total Stockholders' Equity (Deficit)    3,405      (14,434)
                                    ___________  ___________
                                      $   4,199     $ 12,354
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

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three     For the Nine   From Inception
                           Months Ended     Months Ended   on July 20,
                          September 30,    September 30,   1995 Through
                       ________________    ______________  September 30,
                           1997    1996     1997     1996    1997
                       _________  ______   ______   ______  ________
REVENUE:
  Sales                   $    - $      -  $     - $     -   $     -

                       _________  _______  _______  _______  ________
EXPENSES:
  General and administrative   -        -        -       -         -
                       _________  _______  _______  _______  ________

(LOSS) FROM CONTINUING
  OPERATIONS  BEFORE INCOME
  TAXES                        -        -        -       -         -

CURRENT TAX EXPENSE            -        -        -       -         -

DEFERRED TAX EXPENSE           -        -        -       -         -
                       _________  _______  _______  ______  _________

(LOSS) FROM CONTINUING
  OPERATIONS                   -        -        -       -         -
                       _________  _______  _______  _______  _______

DISCONTINUED OPERATIONS:

(Loss) from operations of
  discontinued crafts
   operations            (6,234)  (10,977)  (21,320) (21,239) (48,039)


Estimated (Loss) on
  disposition of crafts
  operation              (2,201)       -     (2,201)      -     (2,201)
                       _________  _______  ________  _______  ________

(LOSS) FROM DISCONTINUED
  OPERATIONS             (8,435) (10,977)  (23,521) (21,239)  (50,240)
                       _________  _______  _______  _______  _________

NET LOSS               $(8,435) $(10,977) $(23,521) $(21,239) $(50,240)
                       ________  _______  ________  _________  ________

LOSS PER COMMON SHARE   $(.01)   $(.01)    $(.02)   $ (.02)   $(.05)
                       _______   _______   _______   _______   _______



 The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                    For the Nine     From Inception
                                    Months Ended      on July 20,
                                   September 30,      1995 Through
                              _______________________ September 30,
                                  1997        1996        1997
                              ___________  __________  _____________
Cash Flows to Operating Activities:
  Net loss                      $(23,521)   $(21,239)  $ (50,240)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Non-cash expenses		    2,201         -         2,201
     Depreciation and amortization  1,004        988        2,213
     Changes in assets and liabilities:
        Inventory                   4,479    (2,514)      (1,920)
        Accounts payable              648        930          648
        Accrued liabilities           718        900        4,006
                              ___________  __________  ___________
        Net Cash Flows to Operating
          Activities             (14,471)   (20,935)     (43,092)
                              ___________  __________  ___________
Cash Flows to Investing Activities:
  Purchase of property and equipment    -    (3,800)      (6,230)
  Payment of organization costs         -          -        (460)
                              ____________  _________  ___________
        Net Cash to Investing Activities-    (3,800)      (6,690)
                              ____________  _________  ___________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance   -          -       19,500
  Payments for stock offering costs     -          -      (7,215)
  Proceeds from notes
    payable - related party        14,000     23,500       37,500
                            ______________  _________  ___________
        Net Cash from Financing
          Activities               14,000     23,500       49,785
                            ______________  _________  ____________
Net Increase (Decrease) in Cash     (471)    (1,235)            3

Cash at Beginning of Period           474      3,120            -
                            ______________  _________  ____________
Cash at End of Period           $       3    $ 1,885    $       3
                            ______________  _________  ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                    $       -    $     -    $       -
    Income taxes                $       -    $     -    $       -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended September 30, 1997 and 1996:
     Notes payable of $37,500 and accrued interest of $3,860 were converted to contributed capital.


 The accompanying notes are an integral part of these financial statements.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on July 20, 1995 and was engaged in the business of producing and marketing crafts. The Company has subsequently discontinued its crafts business and has been seeking other business opportunities. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operation results for the full year.

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


NOTE 2 - DISCONTINUED OPERATIONS

  The Company previously was in the business of producing and marketing crafts consisting of drums, rattles and other crafts. During 1997, management determined to discontinue these operations and began looking for other potential business ventures. At December 31, 1996 the Company had inventory of $ 6,399 and property and equipment (net of depreciation) of $5,136 which was related to the craft operations. At September 30, 1996 the Company has reclassified the assets related to the discontinued operations under the balance sheet classification "Assets of Discontinued Operation". The following is a summary of the items included in assets of discontinued operations

                              September 30, December 31,
                                   1997         1996
                                __________ __________
       Inventories               $   1,920   $  6,399
       Equipment and tools           6,230      6,230
       Less accumulated depreciation (2,029)   (1,094)
       Allowance for loss on
        disposition                  (2,201)       -
                                __________ __________
                                 $   3,920   $ 11,535
                                __________ __________

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS (continued)

  The  statements of operations for all periods presented have been
  reclassified  to  segregate  the  discontinued  operations   from
  continuing   operations.   Total  revenues  received   from   the
  discontinued operations amounted to $2,595 for the period ended December 31, 1996. There were no revenues received during 1997.
  The Company has accrued $2,201 which is the estimated loss to be incurred upon disposition of the remaining assets of the discontinued crafts operation.

NOTE 3 - CAPITAL STOCK

  Common  Stock  Warrants  - During 1996, the  Company  distributed
  warrants  to  its  stockholders on a  one  for  one  basis.   The
  warrants were distributed to the stockholders of record as of the
  effective   date  of  a  registration  statement  and  prospectus
  covering  the  distribution and exercise of such  warrants.   The
  registration statement which was filed with the Securities and Exchange Commission on Form SB-2 became effective on October 23,
  1996.   The warrants comprise in the aggregate 500,000  Series  A
  Warrants and 500,000 Series B warrants, each of which is exercisable for one share of common stock of the Company. The Warrants are exercisable at prices of $.25 for the Series A and $.35 for the Series B, at any time after their issuance but in no event after June 30, 1998. Two principle shareholders have agreed to cancel 925,700 of these warrants without consideration leaving a total of 74,300 warrants outstanding. On October 24, 1997, the Company announced its intention to redeem the remaining outstanding warrants effective November 24, 1997.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At September 30, 1997, the Company has available unused operating loss carryforwards of approximately $45,000, which may be applied against future taxable income and which expire in 2010. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

                   DESERT NATIVE DESIGNS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine month period ended September 30, 1997, no compensation was paid to any officer or director.

  Notes  Payable -   An entity which is  a  shareholder  of  the
  Company or individuals related thereto, made several loans to the Company with proceeds totaling $37,500. During the nine month period ended September 30, 1997, $14,000 was advanced and $23,500 was advanced through the period ended December 31, 1996. These unsecured loans provided for interest at 10% and were payable on demand. Interest of $2,518 and $1,362 had been accrued for the periods ending September 30, 1997 and
  December  31,  1996.   Effective September  30, 1997, these notes
  were cancelled and converted  to capital contributions (see below).

  Capital Contributions - During September, 1997, an entity which is a shareholder of the Company or individuals related thereto, agreed not to pursue collection of certain notes payable in the amount of $37,500 and related interest of $3,860. These amounts have been reclassified and accounted for as additional capital contributions.

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

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to make the Acquisition (See Note 7) and raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in consummating the Acquisition, raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - PROPOSED ACQUISITION

  During August, 1997 the Company entered into a letter of intent with respect to a proposed acquisition of FiberNet Telecom, Inc. ("FiberNet"), a Delaware corporation engaged in business in the telecommunications industry. The Company is proposing to issue approximately 11,500,000 shares of post-split common stock (after effecting a 3.5 to 1 forward stock split) for all the issued and outstanding stock of FiberNet. The acquisition has not closed and there is no assurance that the acquisition will ultimately occur.