Form 10KSB
period 1997-12-31
FIBERNET TELECOM GROUP INC\
filed 1998-04-15
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  December 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                         Commission file number 33-7841

                          FiberNet Telecom Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

                   Nevada                                        13-3859938
      (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

121 Erie Canal Drive, Suite A, Rochester, NY                       14626
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (716) 225-0440
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X  No ___

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Registrant's revenues for its most recent fiscal year: $ 0.00

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $76,875,000 as of April 6, 1998.

        The number of shares outstanding of each of issuer's classes of common equity, as of December 31, 1997, was 15,000,000 shares of Common Stock, $.001 par value.

        Documents Incorporated by Reference: None

        Transitional Small Business Disclosure Format (check one):
        Yes  X  No ___

                                     PART I

           THIS ANNUAL REPORT ON FORM 10-KSB (THE "ANNUAL REPORT") CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THERE CAN BE NO ASSURANCE THAT THE FORWARD LOOKING INFORMATION CONTAINED HEREIN WILL IN FACT TRANSPIRE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


ITEM 1.         DESCRIPTION OF BUSINESS.

Reorganization

           FiberNet Telecom Group, Inc. ("FiberNet Telecom Group," formerly known as Desert Native Design, Inc.) was incorporated under the laws of the State of Nevada on July 20, 1995. On November 24, 1997, FiberNet Telecom, Inc. ("FiberNet") merged with and into a wholly-owned subsidiary of Desert Native Design, Inc. ("DND Sub") pursuant to which FiberNet became a wholly owned subsidiary of FiberNet Group.

           Prior to the merger, Desert Native Design, Inc. had no active business operations.


                                BUSINESS OVERVIEW

Introduction

           FiberNet Telecom Group, Inc. (the "Company") is a holding company that conducts substantially all of its business through its direct and indirect subsidiaries, including FiberNet. FiberNet, the wholly-owned subsidiary of the Company, is a management company organized to develop new ventures within the telecommunications industry arising from what management believes is the need for greater capacity due to the growth of the Internet and data communications and the favorable regulatory environment created by the Telecommunications Act of 1996.

           FiberNet is an early stage development company dedicated to delivering integrated telecommunications products and services in tier-one major metropolitan service areas (MSA's) throughout the United States. To diversify its revenue stream, FiberNet manages two operating subsidiaries, FiberNet Equal Access, LLC and Local Fiber, LLC. Both subsidiaries are New York limited liability companies.

      FiberNet Equal Access, LLC ("Equal Access") specializes in designing, building, and operating intra-building fiber optic transmission networks and plans to lease digital bandwidth circuits to telecommunications providers.

      Local Fiber, LLC ("Local Fiber") is a Competitive Local Exchange Carrier
(CLEC) which plans to provide competitive local telecommunications service as an alternative to the local exchange carriers ("the phone company").

      FiberNet has one hundred percent (100%) ownership of Equal Access and ninety percent (90%) ownership of Local Fiber with the other ten percent (10%) ownership held by MetroMedia Network, Inc. (formerly known as National Fiber Network, Inc.).

      FiberNet has not to date generated any revenues. Successful implementation of its business plan, as described herein, will depend upon many factors, including the ability to raise financing.

FIBERNET EQUAL ACCESS, LLC

      Equal Access is committed to providing high-bandwidth fully-fiber intra-building networks. Management believes this commitment is unique in the telecommunications industry.

      Overview. Management believes Equal Access will become the "Premier Building Transmission Provider" by creating in-building high-speed, high-capacity fiber optic networks, which it links to existing external fiber optic networks thus, delivering a high-speed, seamless link between users and the data and voice information they are sending and receiving. These services will be leased on a flat rate monthly fee basis, in addition to an installation charge, at a DS-0, DS-1, and DS-3 circuit level.

      Management believes Equal Access' 100% fiber intra-building network, called a Premise Distribution System (PDS), efficiently supports the increased flow of information that has outgrown the transmission capabilities of copper-wire systems. A PDS will connect various types of voice, data, and video communication devices, switching equipment and information management systems together, and to external fiber optic networks. Equal Access' PDS provides the critical links between tenants, the building and carrier networks necessary for 100% fiber optic connectivity and virtual throughput.

      Equal Access intends to focus on delivering PDS technology to Class A (averaging 1,000,000 square feet) commercial office buildings. Management believes that Equal Access is currently the only company developing, implementing and managing intra-building networks consisting of 100% fully-redundant fiber optics.

      Over the next 5 years Equal Access expects to construct 370 PDS systems throughout major metropolitan areas in the United States. Management expects that this increased demand for PDS in the next few years will result from the increasing number of carriers competing with Regional Bell Operating Companies
(RBOC) on a national level.

      Equal Access Business Strategy. Equal Access' business strategy will focus on securing exclusive license agreements from building owners/managers in their buildings. Equal Access requires each building owner/manager to provide a minimum eight year exclusive licensing agreement. The exclusive portion of the license agreement provides Equal Access the right and ability to resell and/or lease intra-building transport capacity to third parties. In exchange for these agreements each building owner receives a redundant state of the art fiber optic telecommunications network at no cost as well as a percentage share of the revenues generated by Equal Access in their building.

      Network Interface Equipment Room. Equal Access will build a 1,000 to 1,500 square foot Network Interface Equipment Room in the basement of each building. This is the collocation facility within a building that interconnects the carriers' networks to Equal Access' intra-building network. Within this space, Equal Access will provide secure caged floor space with direct fiber connectivity to make carrier utilization easy and consistent.

      Benefits. Equal Access' fiber optic voice and data network will benefit telecommunications service providers (carriers), building tenants and the property owners.

      Carrier Benefits. The PDS will allow carriers to share telecommunications equipment and fiber routes inside the building, providing significant economies of scale. Management expects the PDS to virtually eliminate the need for carriers to go through extensive provisioning and build-outs for each tenant. The PDS requires no capital investment and carriers pay on an "as-needed" basis for the services and network. Further, management anticipates carriers will realize savings from the cost-based, non-discriminatory pricing. In addition, carriers will not face building access problems. By dealing directly with Equal Access, management anticipates the carriers' need to negotiate directly with building owners to be significantly reduced. Lastly, management believes Equal Access will dramatically improve the carriers' time-to-market, reducing delays which can typically run up to 120 days. Management believes intra-building fiber optic connections are faster, better, and cheaper than current copper or hybrid systems, and offer virtually unlimited expandability.

      Building Owner Benefits. Management expects building owners to benefit tremendously from the PDS. First, the existing telecommunications systems (copper wires) in their buildings will be upgraded to a state-of-the-art redundant fiber system without any capital investment. Second, since Equal Access offers revenue sharing, it may become an additional profit center to the building. Third, management believes that buildings with PDS will represent a powerful incentive for attracting and maintaining tenants. Fourth, because the management of the system is outsourced, the owner will not need to establish an in-house team of technicians. Fifth, since the PDS is efficient in the space it utilizes, the owner will not have to sacrifice square footage. Sixth, the PDS is a complete system rather than multiple carrier systems which can clog up risers and telecommunications closets. Finally, rather than spending time and effort each time a tenant requests approval, the owner will only have to approve the construction plans once. Carriers needing access can then work directly with Equal Access.

      Tenant Benefits. Management believes tenants will benefit from their connection to multiple carriers via a high capacity fiber optic network. As a result, tenants will have immediate and competitively priced access to enhanced high-speed, faultless transmission of voice, data, and fax communications. In addition, tenants may choose among a variety of different carriers.

      Strategic Partners. Equal Access has established strategic alliances and credibility with major building owners and developers which have been leveraged to gain long-term building contracts. Equal Access has executed agreements with two (2) building owners covering three (3) properties in New York City and is in the process of negotiating with two other building owners covering an additional four (4) buildings. These building owners also control an additional twenty-nine
(29) properties in New York, which Equal Access expects to complete contracts with upon the successful completion of the initial buildings. Equal Access expects to begin construction on the initial buildings in 1998.

      Construction Costs. Management estimates the cost, subject to financing, to complete the installation and development of selected PDS systems in its phase one plan to be approximately $4 million. An additional $18 million will be required to complete the additional thirty buildings in its phase two plan. The capital will be used for the purchase of transmission equipment, fiber and copper cable, the construction of a network interface equipment room in each building.

LOCAL FIBER, LLC

      Overview. Management believes Local Fiber will be the first facilities-based carrier to offer an end-to-end, 100% fiber network in buildings that it connects to PDS systems installed by its sister subsidiary, Equal Access. As a result, management believes Local Fiber will become the "Next Generation CLEC". In Manhattan, the company plans to install a new digital switching and Synchronized Optical Network (SONET) transmission platform that interconnects with an existing, 384-mile dark fiber network. Local Fiber operates out of a 13,000 square foot switching facility at 60 Hudson Street, which will house its state-of-the-art 5ESS-2000 switch.

      Local Fiber's advanced network, and switching architecture allow it to provide a broad array of services and products:

      -Carrier Link Services to Business Customers: Dedicated products, hub collocation, inter-building transport and carrier access services, including special access, dedicated access, switched originating access, switched terminating access.

      -Local Link Services: Switched products include Local voice line (POTS), Centrex, ISDN basic & primary, Direct inward & outward dialing.

      -"Feature Group" Options: Voice mail, three-way calling, call-forwarding, call waiting, distinctive ringing, metered business calling.

      -"Extended and long distance service" Services: IntraLATA toll, long distance toll, 800 and 888 service, calling card service.

      Business Strategy. Local Fiber will initially focus on wholesale application targeted to CLECs as an alternative entry to market. The company provides switched local telecommunications and long distance services, focusing on buildings already "on-net" with Equal Access. Over the next five years, management anticipates generating additional sales by selling to off-net customers though Bell Atlantic and other RBOCs as Local Fiber expands its capabilities to include enhanced data and Internet access services to businesses in key MSAs. These include Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Detroit, Dallas Washington and Houston.

      Benefits. Local Fiber's unique market niche, broad industry experience and expertise allow it to offer significant benefits to potential customers:

           Capacity and Reliability. Management believes Local Fiber's 100% fiber optic SONET network delivers greater capacity, quality and reliability. The self-healing fiber architecture consists of diversely routed cables so that a cut or break will not affect service.

           State-of-the-art switch. Local Fiber deploys a highly distributed switching architecture by using digital communication links connected to the host switch (Lucent 5ESS-2000). This sophisticated switch enables Local Fiber to provide a full range of services, including all types of calls (local exchange, long distance, Centrex services and ISDN) to multiple carriers and end-user customers. Local Fiber's bundling approach and distributive switching architecture represent a cost-effective alternative to current local exchange companies.

           Comprehensive service offerings. Local Fiber will provide advanced fiber optic technology directly to each floor of the buildings it serves through its vertical marketing integration strategy with its subsidiary Equal Access, with comprehensive services such as on-site repairs and maintenance, and customized solutions.

           Bundled local and long distance services: Customers will be provided with "One Simple Bill" that contains feature rich transport and switch-based products, as well as long distance services.

      State-of-the-Art Network. Through an arrangement with Metromedia, a 10% owner of Local Fiber, Local Fiber owns the indefeasible right of use of eight strands of the Metromedia's 48 mile dark fiber network for an initial term of 12 years with a 15 year renewal option at Local Fiber's request, at no cost. Management expects that this significant cost advantage over competitors will allow Local Fiber to provide lower costs for their customers. Combined with Equal Access' intra-building networks, FiberNet is able to provide 100% end-to-end fiber to customers.

      Seamless Interconnection. Local Fiber has executed its first interconnection and co-carrier agreement with Bell Atlantic, and is currently in negotiations with other CLECs and long distance carriers in New York City. This provides seamless interconnection between Local Fiber's network and other carriers. Local Fiber will negotiate similar agreements in other markets with the incumbent Regional Bell Operating Company and Local Exchange Carrier. Fortunately, most state Public Service Commissions have allowed for interconnection/collocation arrangements and have unbundled services so Local Fiber may purchase the services and facilities necessary to complete its network.

      Network Operations Center. Both Equal Access and Local Fiber will utilize the Network Operations Center for remote provisioning and fault management.

      The Network Operations Center (NOC) will be a 24-hour, 365 days-per-year, technology center. The NOC will be responsible for real-time network surveillance, remote rearrangement of circuits and database maintenance for all wiring address and assignment records. In addition, all billing, provisioning and fault management routines will be performed here. The NOC will be strategically located in a 15,000 square foot facility in Rochester, New York which will enable Equal Access to take advantage of Rochester's large technical labor force. In addition, the round the clock remote monitoring will ensure that all network components in all 10 markets are working at top efficiency and security, at all times.

      The NOC will be equipped with the following state-of-the-art technology:

           * Lucent NOC1
                - Allows for real-time network surveillance and alarming
           * Lucent SNC Interface & Provisioning
                - Provides provisioning of all SONET network elements
                - Graphical user interface for alarm reporting and status
                  display
           * Metasolv
                - electronic order processing
                - trouble ticketing
                - circuit inventory

           * Macrologic Billing Control
                - Financial reporting
                - Payment/account information
                - Billing parameters (rates/tax)

      Market Opportunities. Management believes significant factors such as industry growth, regulatory changes and the obsolescence of current copper networks have combined to create excellent opportunity for FiberNet and its subsidiaries. Management expects the industry to growth substantially over the next decade.

      Competition. Equal Access has a limited number of competitors, including RBOCs (which own most of the in-building copper networks, but have cables with limited broadband capabilities. Currently, however, the company's customer base can choose from a selection of indirect competitive alternatives. Management believes Equal Access' redundant fiber optic network will be more technologically advanced compared to existing systems offered by competitors.

           Local Fiber is in competition with incumbent LECs, CLECs and IXCs. However, Local Fiber can better compete due to several advantages:

                -FiberNet's end-to-end technology provides customers with fiber technology that originates at the Local Fiber fiber loop, and connects directly to the customer premise in buildings equipped with Equal Access' PDS infrastructure. The result is the unparalleled capacity, quality and reliability of a 100% fiber network.

                -Local Fiber can reach customers at a lower cost than its competitors. This advantage is predicated on FiberNet's indefeasible right of use (IRU) agreement with Metromedia, which provides the company with a dark fiber backbone throughout Manhattan at no cost.

      Business Experience. FiberNet is an experienced (CAP) Competitive Access Provider, deriving much of its expertise in the telecommunications, electronics, and communications industries from its predecessor companies: FiberNet, Inc. and FiberNet USA, Inc. (owned primarily by Petrocelli Industries Inc., an investment company controlled by the Company's Chairman, Santo Petrocelli).

      FiberNet, Inc. successfully designed, installed and operated competitive access networks in three upstate New York markets (Albany, Buffalo, and Rochester). These networks, covering approximately 500 route miles, were sold to Metropolitan Fiber Systems (MFS) (later, WorldCom) in 1993. FiberNet USA, Inc. built additional networks in Cincinnati (OH), Raleigh-Durham (NC), Huntsville
(AL), and St. Louis (MO) and merged with Intermedia Communications in 1995.

      Expansion Costs. Local Fiber will require significant purchases of equipment essential for the growth and operation of its business. Management estimates Local Fiber will require approximately $9.3 million over the first three years to purchase a local and long distance switch, electronics equipment, DACS equipment, a network control center and monitoring equipment, fiber and copper cable, construction, engineering, and installation.

      Subsidiaries. The subsidiary structure of the Company is set forth in the chart below.

                                     [CHART]


      Federal Regulation. FiberNet intends to capitalize on the sweeping changes that have dramatically altered the telecommunications industry. The new regulatory changes have opened new markets and created new opportunities for telecommunication companies.

      The 1996 Telecommunications Act, which was enacted February 1996 (the "Telcom Act") effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telcom Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation in order to secure lower prices and higher quality services for telecommunication consumers.

      The Telcom Act enables FiberNet to: a) connect directly to RBOCs; b) take advantage of lower, cost-based pricing; c) purchase individual network elements on an "as-needed" basis; and d) resell network capacity and services on a wholesale basis to carriers.

      The Telcom Act also makes competitive entry into other services or geographic markets more attractive to RBOCs, other ILECs and other companies, and likely will increase the level of competition FiberNet faces. More and diverse kinds of telecom providers will be pursuing customers and selling their products and offerings to all market segments. However, telecommunications users, residential and business customers can expect increased choices and benefit from companies such as FiberNet.

      Local Regulation. The Company is also subject to numerous local regulations, such as building code requirements. These regulations may vary greatly from state to state and city to city.

      Employees. As of December 31, 1997, the Company employed 8 people, of whom 2 provided operational, engineering and technical services and the balance were engaged in administration and marketing. Management projects the number of employees to increase to 35 over the next twelve months. The Company's employees are not represented by any labor union. The Company considers its employee relations to be good.

ITEM 2.         DESCRIPTION OF PROPERTIES

           The principal offices of FiberNet are located in approximately 2,000 square feet of space in Rochester, New York. FiberNet leases this space under an agreement which expires March 1998, at a current annual base rental of approximately $25,032, and has an option to renew the lease on a month to month basis until the NOC is completed. FiberNet leases additional office space to house the Network Operations Center in another location in Rochester, consisting of approximately 15,000 square feet of space. FiberNet leases this space under an agreement which expires in 2005, at a current annual base rental of approximately $90,750.00. FiberNet is currently negotiating to occupy office space at 570 Lexington Avenue in New York City.

           Local Fiber has entered into an agreement to lease approximately 13,222 square feet of space to serve as the switch control site at 60 Hudson Street in New York City for a term of ten (10) years and eight months, expiring July 2008.

ITEM 3.         LEGAL PROCEEDINGS

           To the knowledge of management, there is no material litigation pending or threatened against the Company or FiberNet which would have a material adverse effect on the Company.

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK
                HOLDER MATTERS

           The Company's common stock is currently eligible for quotation on the NASD Electronic Bulletin Board under the symbol "FTGX". During the last two years there has been no established public trading market for the Company's common stock. The Company currently has 140 shareholders of record.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      The Company has had no commercial operations to date. Since it inception, the Company has engaged principally in organizational activities, including developing a strategic commitments to fund its plan. Accordingly, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

      The Company has generated no revenues to date, and will not generate any meaningful revenues until after the Company successfully completes the development and installation of the Equal Access Premise Telecommunication Distribution Systems as well as the installation of Local Fiber's local and long distance switch. Equal Access expects to begin construction on its initial six contracted Local Fiber, the Company's CLEC subsidiary, plans on initially reselling Bell Atlantic-NYNEX service in Manhattan beginning in June

1998 to accelerate revenue and access line growth. Local Fiber expects to have its switch and network operational by the fourth quarter 1998 at which time its resale customers will be transferred to Local Fiber's facilities.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has to date financed its development effort through direct equity investments from its shareholders. The Company has sustained losses in the amount of $753,623 for the period from August 10, 1994 (date of inception) of December 31, 1997. The Company had no revenues during this period, and substantially all of such losses are attributable to the initial start-up costs.

      The Company's planned operations will require significant capital to fund equipment purchases, engineering costs, and installation. Local Fiber will spend approximately $9 million over the next twelve months to purchase a local and long distance switch, electronics equipment, DACS equipment, network control center and monitoring equipment, fiber and copper cable, construction, engineering, and installation. Equal Access has projected to complete expenditures. The completion of these twelve buildings in 1998 and has budged approximately $7 million in capital expenditures. The completion of these twelve buildings is subject to the execution of additional contracts with building owner/managers as well as securing additional financing commitments from a third party lender. The capital will be used for the purchase and installation of transmission equipment, fiber and copper cable, the construction of network interface equipment rooms in the basements of each building and network engineering.

      Local Fiber and Equal Access have secured commitments for debt with a major third party lender. Local Fiber has $9.9 million including capitalized interest committed while Equal Access has $3.12 million including capitalized interest committed for Phase I debt. Phase I will provide debt to cover implementation of the Company's Premise Distribution System in the initial six buildings. An additional $8.3 million will be reviewed for credit approval under a separate credit facility in Phase II to complete up to an additional 30 buildings. Conditions precedent to Phase II funding will be successful implementation of Phase I as contemplated in the Company's business plan.

      Initial equity requirements for the businesses as required by its funded business plan and its lender is $3.5 million, which includes $2.5 million for Local Fiber, and $1 million for Phase I of Equal Access debt. The equity requirement increases to $5 million with Equal Access Phase II debt. On November 24, 1997 the Company raised $5.075 million as a part of a one million share Preferred Stock Private Placement to comply with these equity requirements and to support working capital shortfalls.

      The company expects to accelerate its growth and expand to 10 tier one markets over the next five years which includes the deployment of switching and transmission equipment as a CLEC through Local Fiber and the construction of approximately 370 Premise Distribution Systems under Equal Access. The combination of debt and equity that the company will have in place is expected to satisfy cash requirements, under this expanded business plan, for the first 18 months of operation. However, if the Company's expansion occurs more rapidly than currently anticipated or if operating results are below expectations, the Company may require additional capital. The Company may decide to raise additional capital before such time. The Company may secure additional funding through the sale of public or private debt and/or equity securities. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that would be acceptable.

ITEM 7.         FINANCIAL STATEMENTS

      Audited balance sheets as of December 31, 1997 and June 30, 1997 and the related statements of operations, cash flows and stockholders' equity for the period from inception (August 10, 1994) to June 30, 1996, for the year ended June 30, 1997, for the six months ended December 31, 1997 and 1996, and for the period from inception to December 31, 1997 together with related notes and the reports of Arthur Andersen LLP and Mendelsohn Kary Bell & Natoli, LLP, independent auditors, appear on pages F-1 through F-15 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9.         MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

           The following tables set forth the directors and executive officers of the Company as of December 31, 1997. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors.


NAME                      AGE       POSITIONS
----                      ---       ---------

Santo Petrocelli, Sr.     62        Chairman, President, Chief Executive Officer
                                    and Director

Lawrence S. Polan         67        Vice President, Chief Financial Officer,
                                    Secretary-Treasurer and Director

John J. Marchaesi         38        Vice President-Administration and Director

Kenneth Elias             50        Vice President-Sales and Operations

           SANTO PETROCELLI, SR. served as Chairman, President, Chief Executive Officer and a Director of Fibernet Telecom, Inc., and it's wholly owned subsidiaries FiberNet Equal Access, LLC and Local Fiber LLC., since their inception. Mr. Petrocelli is the President, Chief Executive Officer and a Director of Petrocelli Electric Company, and Petrocelli Communications Company. In addition, he controls Petrocelli Industries, Inc., and SMFS, Inc., investment company's which have held controlling interests in several communications ventures including FiberNet Telecom, Inc., FiberNet, Inc. and FiberNet USA, Inc. Mr. Petrocelli was the former Chairman and Chief Executive Officer of FiberNet Inc. and FiberNet USA, Inc. prior to their acquisition by MFS, now World Comm and InterMedia Communications Inc. He has over 40 years experience in the communications, electrical and telecommunications industry.

      LAWRENCE S. POLAN is Vice President, Chief Financial Officer, Secretary-Treasurer and a Director of FiberNet Telecom, Inc. and its subsidiaries. Mr. Polan was a former Director of FiberNet, Inc. and FiberNet USA, Inc. In addition, Mr. Polan is the Chief Financial Officer of Petrocelli Electric Company and Petrocelli Communications Company. Prior to joining Petrocelli Communications he was the Chief Financial

Officer and Controller of Visa Resources, Inc. a New York Exchange Company with over $250 Million in annual revenue. Mr. Polan holds a bachelors degree from St. John's University.

           JOHN J. MARCHAESI, CPA, is Vice President Administration and a Director of FiberNet Telecom, Inc., and its subsidiaries. Mr. Marchaesi was the Controller of FiberNet USA, Inc. Prior to joining FiberNet, he was a Senior Manager-Internal Audit and Consulting with Associated Communications Corporation and also the Controller of Cellular One/Albany Telephone Company. He has over ten years experience in financial management within the telecommunications industry. He holds an MBA from Rochester Institute of Technology and a Bachelor of Science in Business Administration from SUNY, Oswego.

           KENNETH ELIAS is Vice President of Sales and Marketing. Mr. Elias has over 29 years in the telecommunications industry. Mr. Elias began his career at NYNEX in 1969 and during his tenure he has held a variety of executive level positions where he was responsible for product development, market growth and sales operations. Mr. Elias has a Bachelor of Science from the Citadel.

           There are currently no arrangements or understandings regarding the length of time each director is to serve in such capacity except as otherwise described herein.

ITEM 10.        EXECUTIVE COMPENSATION

           Neither the Company nor FiberNet has paid any significant compensation to their management since inception. At such time as the entities become fully operational, the Company and FiberNet expect to enter into employment agreements with key executive personnel.

           FiberNet entered into a one year employment agreement with Mr. Kenneth Elias as of December 15, 1997. Mr. Elias' employment agreement provides that he shall receive a base salary of $108,000 and bonuses at the discretion of the Board of Directors.

THE STOCK PLAN

           In November 1997, the Company adopted an employee equity participation program (the "Stock Plan") covering 1,5000,000 shares of Common Stock of the Company to attract, retain and reward employees. The Board of Directors administers the Stock Plan. All employees are eligible to receive awards under the Stock Plan, at the Board's discretion.

           Options granted pursuant to the Stock Plan may be either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

           As of December 31, 1997, the Company had granted options under its plan to current management and others covering approximately 600,000 shares at an exercise price of $1.95 per share.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      The following table sets forth as of December 31, 1997 the beneficial ownership of the Company's Common Stock by each director and nominee for director of the Company, by each beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock (stated on a post-split basis), all current directors of the Company as a group, and all nominees for directors, as a group:

                                       Beneficial Ownership          Beneficial Ownership of
                                       Common Stock Prior to            Common Stock After
                                        November 24, 1997(1)            Acquisition (2)(6)
                                   ------------------------------------------------------------
                                                   Percentage of                  Percentage of
Name of Beneficial Owner           Shares Owned        Class       Shares Owned       Class
-----------------------------------------------------------------------------------------------
Jody St. Clair (3)(5)                  350,000           10%           350,000          2.7%

Lynn Dixon (3)(4)(5)                 2,889,950         82.6%         2,889,950           22%

All current directors and
officers of the Company as a
group (1 person)                       350,000           10%           350,000          2.7%

SMFS, Inc. (7)(8)                           --           --          6,900,000           46%

LPS Consultants, Inc. (7)(8)                --           --            575,000          3.8%

LTJ Group, Inc.(7)(8)                       --           --          4,025,000         26.8%

All proposed directors as a                                          7,475,000         49.8%
group (3 persons)

      (1) These numbers give effect to the DND Forward Split and are therefore based on an aggregate of 3,500,000 shares of the Company's Common Stock outstanding without giving effect to the other transactions contemplated in the Acquisition.

      (2) Based on an aggregate 15,000,000 shares of the Company's Common Stock outstanding, giving effect to the Acquisition, the DND Forward Split and related transactions.

      (3) Mr. Dixon and Ms. St. Clair own outstanding Series A and Series B Warrants which entitle the holders thereof to purchase Common Stock of the Company under certain circumstances. The shares underlying the warrants are not included in these numbers and Mr. Dixon and Ms. St. Clair have agreed to cancel their warrants.

      (4) This number includes shares held of record by a corporation controlled by Mr. Dixon.

      (5) Mr. Dixon and Ms. St. Clair intend to sell a significant portion of these shares, at a price expected to be substantially below market, after the consummation of the acquisition to persons not expected to be affiliated with the Company or FiberNet, but which may include purchasers of the Series A Preferred Stock. However, they have not entered any written agreement in this regard. These shares will constitute most of the outstanding free-trading stock of the Company upon completion of the Acquisition.

      (6) Upon consummation of the acquisition, the Company has outstanding 1,000,000 shares of Series A Preferred Stock convertible to Common Stock in certain circumstances. None of the percentages set forth in the table give effect to the possible conversion of such Preferred Stock to Common Stock.

      (7) The shares are held of record by Santo Petrocelli, Sr., Lawrence S. Polan and Joseph A. Tortoretti, respectively.

      (8) As of November 24, 1997, the Company issued 80,000 shares of Series B Voting Preferred Stock, which has 100 votes per share, to the FiberNet Shareholders. Taking into account the 15,000,000 shares of Common Stock to be outstanding, the 1,000,000 shares of Series A Preferred Stock (which has 1 vote per share) and the 80,000 shares of Series B Preferred Stock, Messrs. Petrocelli, Polan and Tortoretti have the following voting rights: (a) Santo Petrocelli, Sr. 11,700,000 (48.75%); (b) Lawrence S. Polan 975,000 votes (4.1%);
            and (c) Joseph A. Tortoretti 6,825,000 (28.4%). As a group these person have 19,450,000 votes out of 24,000,000 votes or 81%.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Santo Petrocelli, Sr., as Chairman, President and Chief Executive Officer of FiberNet Telecom, Inc., is also President and Chief Executive Officer of Petrocelli Electric Company, Petrocelli Communications Company, SMFS, Inc. and Petrocelli Industries Incorporated. In addition, he is a director of National Abatement Corporation. Petrocelli Industries Incorporated has provided management, marketing and administrative services to the Company and its affiliates.

           Landtel Telecommunications Group, Inc. has provided engineering services and network development and will be retained to provide future consulting work for FiberNet Telecom, Inc. LTJ Group, Inc., a shareholder of the Company and Landtel Telecommunications Group, Inc. are owned and or controlled by the same parties.

           The Company is obligated for payment of yearly management fees for services rendered by Landtel Telecommunications Group, Inc. and Petrocelli Industries Incorporated in the amount of $120,000.

           Mr. Lawrence Polan, is a Vice President and Chief Financial Officer for the FiberNet Telecom, Inc. He is also Vice President and Chief Financial Officer for Petrocelli Electric Company, Petrocelli Communications Company and Petrocelli Industries Incorporated. In addition, he controls LPS Consultants, Inc.

           The Company may have continuing relationships with the Petrocelli. However, management believes that the terms and conditions of such dealings will be fair and reasonable to the Company and based upon terms that would be no less beneficial than could be negotiated with unrelated parties.

ITEM 13.   EXHIBITS

*2.1     Agreement and Plan of Reorganization, filed November 26, 1997.

*3.1 Amendment to Articles of Incorporation of the Registrant, filed November 24, 1997.

*4.1     Certificates of Designation creating Series A and Series B Preferred
         Stock.

10.1     Limited Liability Company Operating Agreement of FiberNet Equal Access,
         LLC.

10.2     Operating Agreement of Local Fiber, LLC.

10.3 License Agreement between National Fiber Network and Local Fiber, LLC dated June 19, 1996.

10.4     FiberNet Telecom Group, Inc. Employee Equity Participation Program

21.1     Subsidiaries of FiberNet Telecom Group, Inc.

27.1     Financial Data Schedule


* Incorporated by reference to the exhibit filed with Registrant's current report on Form 8-K filed November 26, 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    FIBERNET TELECOM GROUP, INC.


                                 By: /s/ John J. Marchaesi
                                    ------------------------------------
                                     Name:  John J. Marchaesi
                                     Title: Sr. Vice President Finance
                                            and Administration
Date: April 13, 1998


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By: /s/ Frank Chiaino
                                    ------------------------------------
                                    Name: Frank Chiaino(1)
                                    Title: President and Chief Executive Officer
Date: April 13, 1998


                                 By: /s/ Lawrence S. Polan
                                    ------------------------------------
                                     Name: Lawrence S. Polan
                                     Title:   Vice President

Date: April 13, 1998

----------
(1) As of January 1, 1998, Frank Chiaino became President and Chief Executive Officer of the Company

                             FIBERNET TELECOM GROUP, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997 AND JUNE 30, 1997
                             TOGETHER WITH AUDITORS' REPORT

                          FIBERNET TELECOM GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND JUNE 30, 1997



                                TABLE OF CONTENTS


Report of Independent Public Accountants...................................    1

Consolidated Balance Sheets................................................    2

Consolidated Statements of Operations......................................    3

Consolidated Statements of Stockholders' Equity ...........................    4

Consolidated Statements of Cash Flows......................................    5

Notes to Consolidated Financial Statements................................. 6-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheet of FiberNet Telecom Group, Inc. (a corporation in the development stage - Note 1) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months then ended and for the period from inception (August 10, 1994) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiberNet Telecom Group, Inc. and subsidiaries as of December 31, 1997, the results of their operations and cash flows for the six months then ended and for the period from inception (August 10, 1994) to December 31,1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

New York, New York
March 16, 1998

                      MENDELSOHN KARY BELL & NATOLI, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS

                      1633 BROADWAY
                      NEW YORK, NY 10019
                      212 246-3220


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
   FiberNet Telecom Inc. and Affiliated Entities
     (A Development Stage Company)


We have audited the accompanying combined balance sheet of FiberNet Telecom Inc. and Affiliated Entities (A Development Stage Company) as of June 30, 1997, and the related combined statements of operations and accumulated deficit, stockholders' equity and cash flows for the year then ended and for the period from August 10, 1994 (inception), to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FiberNet Telecom Inc. and Affiliated Entities as of June 30, 1997, and the results of its operations and its cash flows for the year then ended and from August 10, 1994 (inception), to June 30, 1997 in conformity with generally accepted accounting principles.


                                             Mendelsohn Kary Bell & Natoli, P.C.

New York, New York
November 29, 1997

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1997


                                                      JUNE 30,      DECEMBER 31,
                                                        1997            1997
                                                    -----------     -----------
ASSETS
Current Assets:
   Cash and cash equivalents                        $     1,652     $ 5,146,327
   Other current assets                                   1,067           3,954
                                                    -----------     -----------
       Total current assets                               2,719       5,150,281
Plant and equipment, net                                     --          92,223

Deferred charges                                         99,800         131,837
                                                    -----------     -----------
   TOTAL ASSETS                                     $   102,519     $ 5,374,341
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 $   338,480     $   490,125
   Accounts payable - related party                                     240,000
                                                    -----------     -----------
       Total current liabilities                    $   338,480     $   730,125
                                                    -----------     -----------
Minority interest                                         5,304          (1,142)

Stockholders' Equity
   Capital contributed                                  141,796              --

   Common Stock, $0.001 par value, 50,000,000
   shares authorized, 15,000,000 shares issued
   and outstanding at December 31, 1997
                                                             --          15,000
   Series A Convertible Preferred Cumulative
   Stock, $0.001 par value, 5,000,000 shares
   authorized, 1,000,000 shares issued and
   outstanding at December 31, 1997 (Preference
   in involuntary liquidation value, $5.125 per
   share)
                                                             --           1,000
   Series B voting Preferred Stock $0.001 par
   value, 80,000 shares issued and outstanding
   (Preference in involuntary liquidation value,
   $1.00 per share)
                                                             --              80
   Capital in excess of par value                            --       5,382,901

   Deficit accumulated during the development
   stage                                               (383,061)       (753,623)
                                                    -----------     -----------
   Total stockholders' equity                       $  (241,265)    $ 4,645,358
                                                    -----------     -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $   102,519     $ 5,374,341
                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO JUNE 30, 1996, FOR THE YEAR ENDED JUNE 30, 1997, FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996, AND
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31,1997


                                    FOR THE PERIOD                                                 PERIOD FROM
                                        FROM                                                        INCEPTION
                                      INCEPTION                     (UNAUDITED)      SIX MONTHS    (AUGUST 10,
                                     (AUGUST 10,                  SIX MONTHS ENDED      ENDED       1994) TO
                                      1994) TO      YEAR ENDED      DECEMBER 31,    DECEMBER  31,  DECEMBER 31,
                                    JUNE 30, 1996  JUNE 30, 1997       1996             1997          1997
                                      ---------      ---------      ---------        ---------      ---------
Cost and expenses:
       General and administrative     $   9,387      $ 373,674      $  79,308        $ 299,982      $ 683,043
       Other - Related party                 --             --             --          120,000        120,000
                                      ---------      ---------      ---------        ---------      ---------
Loss from operations                     (9,387)      (373,674)       (79,308)        (419,982)      (803,043)
Interest income                              --             --             --           26,180         26,180
                                      ---------      ---------      ---------        ---------      ---------
       Loss                                  --             --             --         (393,802)      (776,863)
Minority interest                            --             --             --           23,240         23,240
                                      ---------      ---------      ---------        ---------      ---------
Net loss                              $  (9,387)     $(373,674)     $ (79,308)       $(370,562)     $(753,623)
                                      =========      =========      =========        =========      =========
Accumulated deficit beginning                --         (9,387)        (9,387)        (383,061)
Accumulated deficit ending               (9,387)      (383,061)       (88,695)        (753,623)      (753,673)
                                      ---------      ---------      ---------        ---------      ---------
Earning per share
       Basic and diluted              $  (0.001)     $  (0.025)     $  (0.005)       $  (0.027)     $  (0.050)
                                      =========      =========      =========        =========      =========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                CAPITAL IN
                                                          PREFERRED STOCK               COMMON STOCK            EXCESS OF
                                                        SHARES        AMOUNT        SHARES        AMOUNT        PAR VALUE
                                                       ---------   -----------    ----------   -----------     -----------
Balance at August 10, 1994                                    --            --            --            --              --
Issuance of 240 shares of common stock for cash,
   out of 1,000 shares authorized.  August
   10,1994, at $.001 per share                                --            --           240            --      $   61,000
Net (loss) for the period from inception to June
   30, 1996                                                   --            --            --            --
                                                       ---------     ---------     ---------     ---------      ----------
Balance at June 30, 1996                                      --            --            --            --          61,000
Capital contribution                                          --            --            --            --          80,796
Net loss for the year ended June 30, 1997                     --            --            --            --
                                                       ---------     ---------     ---------     ---------      ----------
Balance at June  30, 1997                                     --            --            --            --         141,796

Capital contribution                                          --            --            --            --         212,348
Effect of reverse acquisition of DND (See Note
   1), issuance of 15,000,000 share common
   stock, 0.01 par value. November 24, 1997                   --            --    15,000,000     $  15,000         (15,000)
Issuance of 1,000,000 shares Series A
   Convertible Preferred Cumulative Stock,
   $0.001 par value. November 24, 1997                 1,000,000     $   1,000            --            --       5,074,000
Issuance of 80,000 shares Series B Preferred
   Stock, 0.001 par value. November 24, 1997              80,000            80            --            --             (80)
Preferred Stock Dividend accrued during 1997                  --            --            --            --         (30,163)
Net loss for the six-months ended December 31,
   1997                                                       --            --            --            --
                                                       ---------     ---------    ----------     ---------      ----------
Balance at December 31, 1997                           1,080,000     $   1,080    15,000,000     $  15,000      $5,382,901
                                                       =========     =========    ==========     =========      ==========

                                                          ACCUMULATED
                                                         DEFICIT DURING
                                                               THE
                                                           DEVELOPMENT
                                                              STAGE            TOTAL
                                                           -----------      -----------
Balance at August 10, 1994                                          --               --
Issuance of 240 shares of common stock for cash,
   out of 1,000 shares authorized.  August
   10,1994, at $.001 per share                                      --       $   61,000
Net (loss) for the period from inception to June
   30, 1996                                                  $  (9,387)          (9,387)
                                                             ---------       ----------
Balance at June 30, 1996                                        (9,387)          51,613
Capital contribution                                                --           80,796
Net loss for the year ended June 30, 1997                     (373,674)        (373,674)
                                                             ---------       ----------
Balance at June  30, 1997                                     (383,061)        (241,265)

Capital contribution                                                --          212,348
Effect of reverse acquisition of DND (See Note
   1), issuance of 15,000,000 share common
   stock, 0.01 par value. November 24, 1997                         --               --
Issuance of 1,000,000 shares Series A
   Convertible Preferred Cumulative Stock,
   $0.001 par value. November 24, 1997                              --        5,075,000
Issuance of 80,000 shares Series B Preferred
   Stock, 0.001 par value. November 24, 1997                        --
Preferred Stock Dividend accrued during 1997                        --          (30,163)
Net loss for the six-months ended December 31,
   1997                                                       (370,562)        (370,562)
                                                             ---------       ----------
Balance at December 31, 1997                                 $(753,623)      $4,645,358
                                                             =========       ==========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE PERIOD
                                                        FROM INCEPTION                  (UNAUDITED)                   FROM INCEPTION
                                                         (AUGUST 10,                    SIX MONTHS    FOR SIX MONTHS  ON (AUGUST 10,
                                                        1994) TO JUNE                      ENDED          ENDED       1994) THROUGH
                                                           30, 1996       YEAR ENDED    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                        JUNE 30, 1997      1996            1997            1997
                                                         -----------     -----------    -----------    -----------     -----------
Cash flows from operating activities:
Net (loss)                                               $    (9,387)    $  (373,674)   $   (79,308)   $  (370,562)    $  (753,623)
   Adjustments to reconcile net loss to net cash used
   in operating activities:

     Depreciation                                                 --              --             --          1,842           1,842
   Amortization of deferred expenses                              --          56,200             --             --          56,200
   Changes in assets and liabilities:                             --              --             --             --              --
   Accrual of preferred stock dividend                            --              --             --        (30,163)        (30,163)
   (Increase) decrease in other assets                       (56,200)         (1,067)       117,169        (34,924)        (92,191)
   Increase (decrease) in accounts payable                       408         239,072        (45,042)       391,645         631,125
                                                         -----------     -----------    -----------    -----------     -----------
   Net cash used in operating activities                     (65,179)        (79,469)        (7,181)       (42,162)       (186,810)
Cash flows from investing activities:
     Other assets                                                 --            (800)            --             --            (800)
     Capital expenditures                                         --              --             --        (94,065)        (94,065)
                                                         -----------     -----------    -----------    -----------     -----------
Cash used in investing activities                                 --            (800)            --        (94,065)        (94,865)
Cash flows from financing activities:
   Minority interest                                              --              --             --         (6,446)         (6,446)
   Net proceeds for the issuance of preferred stock               --              --             --      5,075,000       5,075,000
   Capital contributed                                        66,100          81,000          7,100        212,348         359,448
                                                         -----------     -----------    -----------    -----------     -----------
Cash provided by financing activities                         66,100          81,000          7,100      5,280,902       5,428,002
Net increase (decrease) in cash                                  921             731            (81)     5,144,675       5,146,327
Cash at beginning of period                                       --             921            921          1,652              --
                                                         -----------     -----------    -----------    -----------     -----------
Cash at end of period                                    $       921     $     1,652    $       840    $ 5,146,327     $ 5,146,327
                                                         ===========     ===========    ===========    ===========     ===========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND OPERATIONS

         FiberNet Telecom, Inc. ("FiberNet" or the "Company") was organized under the laws of the State of Delaware on August 10, 1994. On November 24, 1997, an existing public company, Desert Native Design ("DND") and its subsidiary ("DND Sub"), acquired FiberNet, pursuant to an Agreement and Plan of Merger dated that date (the "Merger"). To effect the Merger, DND effectuated a 3.5 for 1 forward stock split, which entitled DND shareholders to 3.5 shares of DND stock for every one share held by them and issued 11,500,000 shares and 80,000 Series B Preferred Stock in exchange for all of the outstanding shares of FiberNet. Upon consummation of the Merger, FiberNet became a wholly-owned subsidiary of DND, which subsequently changed its name to FiberNet Telecom Group, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of DND with FiberNet as the acquirer (reverse acquisition).

         The Company is a development stage company and has not realized revenues. It is an integrated provider of intra-building networks and competitive local telecommunications services. Through its subsidiary FiberNet Equal Access, LLC, the Company will build and own high-speed redundant digital fiber optic transmission networks within major high rise office buildings and lease bandwidth to carriers to provide connections to tenants. The Company will provide facilities-based local telecommunications carrier services through its subsidiary Local Fiber, LLC, a competitive local exchange carrier (CLEC). FiberNet will enter the New York city market in 1998 with plans to expand its operations throughout the top metropolitan markets in the United States. The developmental nature of the activities is such that inherent risks exist in the Company's operations. Expenses incurred have primarily been research and development, administrative and marketing costs. After services have been successfully introduced into the market, additional time may be necessary before significant revenues are realized. During this time, the Company may require additional funds that may not be available.

         The Company has in force and is materially dependant on agreements with other entities to provide access to networks and other carriers facilities, access to buildings and experience to obtain permits and meet regulatory requirements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)     Basis of Presentation

                The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, FiberNet Telecom Inc., Local Fiber LLC, and FiberNet Equal Access, LLC. All significant intercompany accounts and transactions have been eliminated.

         b)     Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

         c)     Cash and Cash Equivalents

                Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The carrying amount approximates fair value because of the short maturity of the instruments.

         d)     Deferred Charges

                Deferred charges consist primarily of financing costs which are amortized over the term of the related loan agreement.

         e)     Plant and Equipment

                Plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

                Computer software           3 Years
                Leasehold improvements      3 Years
                Computer equipment          3 Years
                Office Equipment            7 Years

                Capitalized engineering costs, which are also included in this account, will be amortized over the term of the related service contracted, commencing once the Company initiates services.

                Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to plant and equipment.

         f)     Earnings per Share

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted EPS that was required. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997.

                On November 24, 1997, the Company's Board of Directors approved a three and a half for one stock split of its common stock. All references in the Financial Statement and notes thereto included in this Form 10-K report to the number of common shares and per share amounts reflects the stock split and the effect of SFAS 128.

                                                       FOR THE SIX MONTHS ENDED
                                                            DECEMBER 1997
                                                  -------------------------------------
                                                                              PER-SHARE
                                                     INCOME       SHARES        AMOUNT
                                                  ----------    ----------   ----------
               Net loss                           $ (370,562)                $
               Less:  Preferred stock dividends      (30,163)
                                                  ----------    ----------   ----------
               Basic and diluted earnings per
                 share
               Loss available to common
                 shareholders                     $ (400,725)   15,000,000   $   (0.027)
                                                  ==========    ==========   ==========

                Since the loss per share decreases, when convertible preferred shares and outstanding options are included in the computation, those convertible preferred shares and options are antidilutive and are ignored in the computation of diluted EPS.

                As shown in the statement of operation, EPS is calculated assuming shares outstanding as of December 31, 1997 have been outstanding for all periods.

         g. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between tax carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.


3.       PLANT AND EQUIPMENT

         Plant and equipment consist of the following:

                                                    JUNE 30,        DECEMBER 31,
                                                     1997              1997
                                                  -----------       ----------
          Computer software                       $        --       $    2,661
          Leasehold improvement                            --            2,984
          Computer equipment                               --           10,134
          Office equipment                                 --           15,536
          Construction in progress                         --           26,960
          Capitalized engineering costs                                 35,790
                                                  -----------       ----------
          Accumulated depreciation                         --           (1,842)
                                                  -----------       ----------
                                                  $        --       $   92,223
                                                  ===========       ==========

4.       DEFERRED CHARGES

         Deferred charges consist of the following:

                                                   JUNE 30,         DECEMBER 31,
                                                     1997              1997
                                                  -----------       ----------
         Loan commitment fee
           (See Note 5)                           $    99,000       $  129,000
         Other                                            800            2,837
                                                  -----------       ----------
                                                  $    99,800       $  131,837
                                                  ===========       ==========

5.       COMMITMENTS AND CONTINGENCIES

         a)     Credit Facilities - Local Fiber, LLC

                On June 4, 1997, Local Fiber, LLC obtained a Credit Facility commitment for project financing associated with its CLEC operations in New York City, including the purchase and installation of a Lucent 5ESS switch, electronic and network construction. The Company will provide wholesale and retail telecommunications services to telecommunications providers and business customers. The availability of this Credit Facility is subject to certain conditions, among which are the condition that the Company's shareholders commit to fund $2,500,000 of capital. It is also subject to the Company's ability to obtain all municipal approvals, regulatory consents and permits as required by the Federal Communication Commission, as well as enter into interconnection agreements with at least two major telecommunications carriers. In addition, the Company shall obtain letters of intent for services for $83,000 in monthly recurring revenue from customers. A commitment fee of $99,000 will be due on acceptance of the Credit Facility commitment. In consideration of closing on the Credit Facility, the lender will be issued warrants for the purchase of a 5% interest in Local Fiber, LLC. As of December 31, 1997, no commitment fee has been paid and no warrants were issued and outstanding.

         b)     Credit Facilities - FiberNet Equal Access, LLC

                On July 28, 1997, FiberNet Equal Access, LLC obtained a Credit Facility commitment for project financing in connection with the purchase and installation of multiple high-speed redundant digital fiber optic transmission networks. These networks will provide unrestricted bandwidth for telephony, data, Internet, and multimedia services within targeted high rise office building initially in New York City. The availability of this Credit Facility is subject to certain conditions among which are the condition that the LLC's shareholders commit to fund $1,000,000 of capital. It is also subject to the Company's ability to obtain all municipal approvals, regulatory consents and permits as required by the Federal Communication Commission of New York. In addition, the Company shall enter into building agreements with the owners of six buildings. A commitment fee of $30,000 will be due on acceptance of the Credit Facility commitment. In consideration of closing on the Credit Facility, the lender will be issued warrants for the purchase of a 5% interest in FiberNet Equal Access, LLC. As of December 31, 1997, no commitment fee has been paid and no warrants were issued. In addition, the Company has signed contracts with owners of seven buildings.

6.       LEASE CONTRACT

         The Company has a lease agreement for office space ending March 31, 1998. Future minimum rental payments for the three months ended March 31, 1998 will be $6,258.

         For the six months ended December 31, 1997, rental expenses were $8,334.


7.       STOCK OPTIONS

         On November 24, 1997, the Company established an Employee Equity Participation Program. This plan provides that all employees are eligible to receive Incentive Stock Options or Nonstatutory Stock Options. This plan also provides that the purchase price of the optioned stock must be fixed at not less than the fair market value of the common stock as of the time the option is granted. In the case of an optionee who beneficially owns more than ten percent of the Company's outstanding shares as of the time the option is granted, the purchase price of the optioned stock must be fixed at not less than one-hundred and ten percent of the fair market value. Incentive Stock Options may not be exercised after ten years after the date they were granted or after five years in the case of an optionee who beneficially owns more than ten percent of the Company's outstanding shares of common stock. Options shall vest and become exercisable by the optionee at the rate of 20% per year for five years.

         The Company accounts for this program under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this program been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                  DECEMBER 31,
                                                                      1997
                                                                  ------------
         Net loss:                     As reported                  $370,562
                                       Pro forma                    $387,225

         Basic and diluted EPS         As reported                  $   .027
                                       Pro forma                    $   .028

         Transactions during the six months ended December 31, 1997 involving stock options are summarized as follows:

                                                    NUMBER        OPTION
                                                      OF         PRICE PER
                                                    SHARES         SHARE
                                                    ------         -----
          Options outstanding at the
          beginning of the period                        --             --

          1997 granted                              600,000           1.95
                                                    -------
          Options outstanding December
          31, 1997                                  600,000
                                                    -------
          Exercisable at December 31, 1997               --
                                                    -------
          Weighted average fair value of
          options granted                             $1.37
                                                    -------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 5.92%; expected dividend yields of 0%; expected lives of 7 years and expected volatility of 86.1%.

         On January 21, 1998, the Company granted 150,000 shares in a stock option agreement to an official of the company. The exercise price of the option was established at $1.95.

8.       SUBSIDIARY'S WARRANTS

         The Company's subsidiary, FiberNet Equal Access, LLC has issued a warrant for the purchase of up to 10% of its membership interest. Tishman, Speyer Properties, L.P. is entitled to acquire a limited liability membership interest, at the exercise price of $25 per unit, subject to certain terms and conditions, and with an exercise period of three years from August 7, 1997.

9.       PREFERRED SHARES

         (a)    Series A Convertible Cumulative Preferred Stock

                As of November 24, 1997 the Company issued 1,000,000 shares out of 5,000,000 shares authorized, at $5.125 per share for gross proceeds of $5,075,000, net of issuance costs. The Company or the holders of the outstanding shares may convert them into common stock, at any time up to

                November 24, 2000. Each share of preferred stock shall be converted into one share of common stock.

                Dividend

                The holders shall be entitled to receive, as and if declared by the Board of Directors, annual cumulative dividends at the rate of six percent based on a liquidation value of $5.125 per share.

                Preferences on Liquidation

                In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series A Preferred Stock then outstanding, shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earning, before any payment shall be made in respect of the Company's common stock, an amount equal to $5.125 per share, plus all accrued and unpaid dividends thereon to the date fixed for distribution.

                As of February 24, 1998, the Company paid the dividend to the Series A convertible preferred cumulative stock for $75,000 and converted all of the Series A convertible preferred stock into common stock. As of December 31, 1997, $30,163 of this dividend has been accrued in the financial statements.

         (b)    Series B Voting Preferred Stock

                As of November 24, 1997 the Company issued 80,000 shares out of 5,000,000 shares authorized. Each share shall be entitled to one-hundred votes to be voted at any meeting of shareholders.

                In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series B Voting Preferred Stock then outstanding, shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earning, before any payment shall be made in respect of the Company 's Common Stock, but after payment to holders of Series A Preferred Stock, an amount equal to $1 per share.

10.      RELATED PARTY TRANSACTIONS

         The Company incurred consulting services from shareholders for $120,000, for the six-months ended December 31, 1997.

11.      INCOME TAXES

         The Company is subject to New York state and local taxes, as well as federal income taxes. As of December 31, 1997, the Company had cumulative expenses relating to new business development costs of approximately $750,000 that are not currently deductible for income taxes. Full valuation allowances have been recorded for the deferred tax assets related to this temporary difference.

12.      EMPLOYMENT CONTRACTS

         The Company has various employment contracts with key executive employees. The total compensation under these contracts for 1998 and the future years is as follows:

                            FOR THE YEAR ENDED DECEMBER 31,
                      -------------------------------------------
                        1998             1999              2000
                      $583,000         $360,000          $360,000
                      ========         ========          ========

13.      MINORITY INTEREST

         The ownership of Local Fiber, LLC is divided into Class A Members owning 90% and Class B Members owning 10%. The Class A Members have requested that Class B Members entered into a License Agreement with the Company, and as an inducement therefore, the Class A Members (pro rata among themselves) have made an initial capital contribution in the name and on behalf of Class B Members' name. The 10% ownership of Class B Member cannot be diluted until Local Fiber has completed a public offering.