Form 10QSB
period 1998-03-31
FIBERNET TELECOM GROUP INC\
filed 1998-05-15
CIK 1001868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

       (Mark One)

       /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended:      March 31, 1998

       / /  Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from  ________________ to __________________

       Commission file number:  333-7841

                          FIBERNET TELECOM GROUP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Nevada                                        13-3859938
---------------------------------                    --------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

            121 Erie Canal Drive, Suite A, Rochester, New York 14626
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  716-225-0440
--------------------------------------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former fiscal Year,
                          if Changed Since Last Report)


       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/     No  / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       The number of shares outstanding of each of issuer's classes of common equity, as of March 15, 1998, was 16,000,000 shares of Common Stock, $.001 par value.

       Transitional Small Business Disclosure Format (check one):

Yes / /     No /X/

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

             FiberNet Telecom Group, Inc. (the "Company") is a holding company that conducts substantially all of its business through its direct and indirect subsidiaries, FiberNet Telecom, Inc., a wholly-owned subsidiary, Local Fiber, LLC ("Local Fiber") and Equal Access, LLC ("Equal Access").

              FiberNet Telecom, Inc., an early stage development company, delivers integrated telecommunications products and services in tier-one major metropolitan service areas throughout the United States and manages the two operating subsidiaries, Local Fiber and Equal Access. Equal Access specializes in designing, building, and operating intra-building fiber optic transmission networks called "Premise Distribution Systems" and plans to lease digital bandwidth circuits to telecommunications providers. Local Fiber is a Competitive Local Exchange Carrier (CLEC) which plans to provide competitive local telecommunications service as an alternative to the local exchange carriers (i.e. the phone company).

             The Company has had no commercial operations to date. Since its inception, the Company has principally engaged in organizational activities, including developing a strategic operating plan, entering into contract hiring personnel, and securing debt and equity commitments to fund its plan. Accordingly, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

             During the first quarter of 1998, Equal Access executed telecommunications license agreements with an additional two (2) building owners covering an additional four (4) properties in New York City. To date, Equal Access has executed agreements with four (4) building owners covering seven (7) properties. These building owners also control an additional twenty-nine (29) properties in New York, with whom Equal Access expects to complete contracts upon the successful completion of the initial buildings.

             The Company has generated no revenues to date, and will not generate any meaningful revenues until the Company successfully completes the development and installation of the Equal Access Premise Telecommunication Distribution Systems as well as the installation of Local Fiber's local and long distance switch. Equal Access expects to begin construction on the initial seven contracted buildings in the second quarter 1998 and expects them to be operational by the third quarter 1998.

             Local Fiber, plans on initially reselling Bell Atlantic-NYNEX service in Manhattan beginning in June 1998 to increase revenue and access line growth. Local Fiber expects to have its switch and network operational by the fourth quarter 1998 at which time its resale customers will be transferred to Local Fiber's facilities.

LIQUIDITY AND CAPITAL RESOURCES

             The Company has to date financed its development efforts through direct equity investments from its shareholders. The Company has sustained losses for the period for the three months ended March 31, 1998 of $459,540 and from August 10, 1994 (date of inception) to March 31, 1998 of $1,213,162. These operating losses are due to the development of its telecommunications services businesses and the Company anticipates that such losses will continue over the next term as it executes its business plan. Cash used to fund negative EBITDA during the three months ended March 31, 1999 was approximately $425,000, and purchases of property and equipment during the three months ended March 31, 1998 was $274,000. The Company paid a $168,000 security deposit to secure its switching facility at 60 Hudson Street. In addition, the Company paid a required dividend of $75,000 to its preferred shareholders on February 24, 1998 at which time the Company converted the Series A Convertible Cumulative Preferred Stock to common stock.

             The Company's planned operations will require significant capital to fund equipment purchases, engineering costs, and installation. Local Fiber will spend approximately $11 million over the next twelve months to construct, engineer, install and purchase a local and long distance switch, electronics equipment, DACS equipment network control center and monitoring equipment and fiber and copper cable. Equal Access has projected to complete sixteen buildings in the next twelve months and has budgeted approximately $9 million in capital expenditures. The completion of these sixteen buildings is subject to the execution of additional contracts with building owner/managers as well as securing additional financing commitments from a third party lender. The capital will be used for the purchase of transmission equipment, fiber and copper cable, the construction of network interface equipment rooms in the basements of each building, and network engineering and installation.

             Local Fiber and Equal Access have secured commitments for debt with a major third party lender. A third party lender has committed to lend $9.9 million including capitalized interest to Local Fiber and $3.12 million including capitalized interest committed to Equal Access for Phase I debt. Local Fiber and Equal Access are in the process of fulfilling the conditions precedent to closing and funding. Phase I will provide debt to cover implementation of the Company's Premise Distribution System in the initial six buildings. In Phase II, an additional $8.3 million will be reviewed for credit approval under a separate credit facility to complete up to an additional 30 buildings. Conditions precedent to Phase II funding will be the successful implementation of Phase I as contemplated in the Company's business plan.

             The Company expects to accelerate its growth and expand to ten tier-one markets over the next five years which includes the deployment of switching and transmission equipment as a CLEC through Local Fiber and the construction of up to 370 Premise Distribution Systems under Equal Access. The combination of debt and equity that the Company will have in place is expected to satisfy cash requirements under this expanded business plan for the next 15 months of operation. However, if the Company's expansion occurs more rapidly than currently anticipated or if operating results are below expectations, the Company may require additional capital.

             If the Company decides to raise additional capital, the Company may secure additional funding through the sale of public or private debt and/or equity securities. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that would be acceptable.

             The companies will experience a significant growth in employees over the next twelve months as its business plans for Local Fiber and Equal Access begin to develop into fully operational businesses. Projected employees will increase from the current total of sixteen to approximately forty with the majority of the increase in sales, customer service, engineering and operations.


                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Change in Securities

             On February 24, 1998, the Company converted 1,000,000 shares of its Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock") into common stock. The holders of Series A Preferred Stock are entitled to participate in all of the rights and privileges granted with respect to the Company's common stock.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

EXECUTIVE OFFICERS AND DIRECTORS

             The following tables set forth the directors and executive officers of the Company as of March 31, 1998. Directors are elected for a period of one year and thereafter serve until the next Annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors.

Name                            Age        Positions
----                            ---        ---------
Santo Petrocelli, Sr.           62         Chairman and Director
Frank J Chiaino                 55         President, Chief Executive Officer and Director
John J. Marchaesi               38         Sr. Vice President Finance and Administration and Director
Mark Lipford                    42         Vice President Engineering and Operations
Ken Elias                       50         Vice President-- Sales and Marketing
Lawrence S. Polan               67         Director

             Santo Petrocelli, Sr. has served as Chairman and Director of FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber LLC, since their inception. Mr. Petrocelli is the President, Chief Executive Officer and a Director of Petrocelli Electric Company, and Petrocelli Communications Company. In addition, he controls Petrocelli Industries, Inc., and SMFS, Inc., investment companies which have held controlling interests in several communications ventures including FiberNet Telecom, Inc., FiberNet, Inc. and FiberNet USA, Inc. Mr. Petrocelli was the former Chairman and Chief Executive Officer of FiberNet Inc. and FiberNet USA, Inc. prior to their acquisition by WorldComm and InterMedia Communications Inc. He has over 40 years experience in the communications, electrical and telecommunications industry.

             Frank Chiaino is President, Chief Executive Officer and a Director of FiberNet Telecom, Inc., and its subsidiaries. Mr. Chiaino has over 30 years experience in the cable and telecommunications industries. As President and Chief Executive Officer of Time Warner Communications in Rochester, NY and Vice President of Time Warner Cable from 1983-1995, Mr. Chiaino participated in lobbying the New York Public Services Commission for the Rochester Telephone Open Market Plan. Mr. Chiaino also directed the negotiation of the nations first interconnect agreement resulting in the development of the first facilities-based competitive telecommunications local exchange carrier operation in the United States. Mr. Chiaino has a Masters of Business Administration from Columbia University.

             John J. Marchaesi CPA, is Sr. Vice President of Finance and Administration and a Director of FiberNet Telecom Inc., and its subsidiaries. Mr. Marchaesi was the Controller of FiberNet USA, Inc. Prior to joining FiberNet Telecom, Inc., he was a Senior Manager-Internal Audit and Consulting with Associated Communications Corporation and also the Controller of Cellular One/Albany Telephone Company. He has over ten years experience in financial management within the telecommunications industry. He holds an Masters of Business Administration from Rochester Institute of Technology and a Bachelor of Science in Business Administration from SUNY, Oswego.

             Mark Lipford is Vice President of Engineering and Operations of FiberNet Telecom, Inc. Mr. Lipford has over 18 years of telecommunications experience. Mr. Lipford joined FiberNet Telecom, Inc. from Time Warner Communications where he served as Regional Vice President and General Manager. He was responsible for the start-up of the nation's first facilities based CLEC. Mr. Lipford has held positions as Director of Operations at Ohio Bell and Commonwealth Telephone Company. Mr. Lipford received a Master of Arts from the University of Akron.

             Kenneth Elias is Vice President of Sales and Marketing, Mr. Elias has over 29 years in the telecommunications industry. Mr. Elias began his career at NYNEX in 1969 and during his tenure has held a variety of executive level positions where he was responsible for product development market growth and sales operations. Mr. Elias has a Bachelor of Science from the Citadel.

             Lawrence S. Polan is a Director of FiberNet Telecom, Inc. and its subsidiaries. Mr. Polan was a former Director of FiberNet, Inc. and FiberNet USA, Inc. In addition Mr. Polan is the Chief Financial Officer of Petrocelli Electric Company and Petrocelli Communications Company. Prior to joining Petrocelli Communications, he was the Chief Financial Officer and Controller of Visa Resources, Inc. a New York Stock Exchange Company with over $250 Million in annual revenues. Mr. Polan holds a bachelors degree from St. John's University.

             There are currently no arrangements or understandings regarding the length of time each director is to serve in such capacity except as otherwise described herein.

Item 6.      Exhibits and Reports on Form 8-K

             3.1 Amendment to Operating Agreement of FiberNet Equal Access, L.L.C. dated as of November 13, 1997

             3.2 Amendment to Limited Liability Company Operating Agreement of Local Fiber, L.L.C. dated as of November 13, 1997

             10.1  Form of FiberNet Telecom Group, Inc. Stock Option Agreement

             10.2 Intercompany Agreement among FiberNet Telecom Group, Inc., FiberNet Telecom, Inc. and Local Fiber, L.L.C. dated as January 1, 1998

             10.3 Intercompany Agreement among FiberNet Telecom Group, Inc., FiberNet Telecom, Inc. and FiberNet Equal Access, L.L.C. dated as of January 1, 1998

             10.4  Form of License Agreement for Telecommunication Services

             10.5 Office Lease between Hudson Telegraph Associates and Local Fiber, L.L.C. dated as of February 17, 1998

             10.6 Lease Agreement between Richard R. Lefrois and FiberNet Telecom, Inc. dated as of March 12, 1998

             10.7 General Agreement between FiberNet Equal Access, L.L.C. and Lucent Technologies, Inc. dated as of December 17, 1997

             10.8 General Agreement between Local Fiber, L.L.C. and Lucent Technologies, Inc. dated as of December 17, 1997

             27.1  Financial Data Schedule

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIBERNET TELECOM GROUP, INC.


Date: May 8, 1998                           By: /s/ John J. Marchaesi
                                                ------------------------------
                                            Name:   John J. Marchaesi
                                            Title:  Sr. Vice President Finance

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998

                                    UNAUDITED

                                                                        DECEMBER 31,     MARCH 31,
                                                                           1997            1998
                                                                        -----------     -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $ 5,146,327     $ 4,206,154
   Other current assets                                                       3,954          31,227
                                                                        -----------     -----------
       Total current assets                                               5,150,281       4,237,381
Plant and equipment, net                                                     92,223         363,507
Deposit                                                                       2,837         176,630
Deferred charges                                                            129,000         180,403
                                                                        -----------     -----------
   TOTAL ASSETS                                                         $ 5,374,341     $ 4,957,921
                                                                        ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                     $   490,125     $   524,716
   Accounts payable - related party                                         240,000         240,000
   Other accrued expenses                                                        --          82,213
                                                                        -----------     -----------
       Total current liabilities                                        $   730,125     $   846,929
                                                                        -----------     -----------
Minority interest                                                            (1,142)         28,928
Stockholders' Equity
   Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 15,000,000 and 16,000,000 shares issued and
     outstanding at December 31, 1997 and March 31, 1998
     respectively                                                            15,000          16,000
   Series A Convertible Preferred Cumulative Stock, $0.001 par
     value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 1997 (Preference in involuntary
     liquidation value, $5.125 per share)                                     1,000              --
   Series B voting Preferred Stock $0.001 par value, 80,000 shares issued and outstanding (Preference in involuntary liquidation
     value, $1.00 per share)                                                     80              80
   Capital in excess of par value                                         5,382,901       5,279,147
   Deficit accumulated during the development stage                        (753,623)     (1,213,163)
                                                                        -----------     -----------
   Total stockholders' equity                                           $ 4,645,358     $ 4,082,064
                                                                        -----------     -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 5,374,341     $ 4,957,921
                                                                        ===========     ===========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO MARCH 31, 1998

                                    UNAUDITED

                                                                                  PERIOD FROM
                                                                                   INCEPTION
                                                                                  (AUGUST 10,
                                             FOR THE THREE MONTHS ENDED             1994) TO
                                          --------------------------------
                                            MARCH 31,           MARCH 31,           MARCH 31,
                                              1998                1997                1998
                                          ------------        ------------        ------------
Cost and expenses:
       General and administrative         $    522,967        $    114,812        $  1,206,009
       Other - Related party                    20,834              60,000             140,834
                                          ------------        ------------        ------------
Loss from operations                          (543,801)           (174,812)         (1,346,843)
Interest income                                 49,279                  --              75,458
                                          ------------        ------------        ------------
       Loss                                    494,522             174,812           1,271,385
Minority interest                               34,982               2,154              58,222
                                          ------------        ------------        ------------
Net loss                                  $    459,540        $    172,658        $  1,213,163
                                          ============        ============        ============
Earning per share
       Basic and diluted                         (0.03)              (0.01)              (0.08)
                                          ------------        ------------        ------------

Weighted average shares outstanding         15,400,000          15,000,000          15,400,000
                                          ------------        ------------        ------------

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998, AND
        FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO MARCH 31, 1998

                                    UNAUDITED

                                                                                                FROM
                                                                                             INCEPTION ON
                                                                                             (AUGUST 10,
                                                         FOR THE THREE MONTHS ENDED         1994) THROUGH
                                                       ------------------------------
                                                        MARCH 31,          MARCH 31,          MARCH 31,
                                                          1998               1997               1998
                                                       -----------        -----------        -----------
Cash flows from operating activities:
Net (loss)                                             $  (459,540)       $  (172,658)       $(1,213,163)
   Adjustments to reconcile net loss to net cash
   used in operating activities:

   Depreciation                                              2,500                 --              4,342
   Deferred compensation                                    31,875                 --             31,875
   Minority interest                                       (28,847)              (319)           (35,293)
   Changes in assets and liabilities:
   (Increase) decrease in other assets                    (252,469)           116,368           (319,423)
   Increase (decrease) in accounts payable                 115,091             26,622            746,216
                                                       -----------        -----------        -----------
   Net cash used in operating activities                  (591,390)           (29,987)          (785,446)
Cash flows from investing activities:
     Capital expenditures                                 (273,782)                --           (367,847)
                                                       -----------        -----------        -----------
Cash used in investing activities                         (273,782)                --           (367,847)
Cash flows from financing activities:
   Dividend paid on preferred stock                        (75,000)                --            (75,000)
   Capital contributed                                          --             30,265          5,434,448
                                                       -----------        -----------        -----------
Cash provided by financing activities                      (75,000)            30,265          5,359,448
Net increase (decrease) in cash                           (940,172)               278          4,206,155
Cash at beginning of period                              5,146,327                921                 --
                                                       -----------        -----------        -----------
Cash at end of period                                  $ 4,206,155        $     1,199        $ 4,206,155
                                                       ===========        ===========        ===========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                                    UNAUDITED

1.    GENERAL

      The condensed interim financial statements included herein have been prepared by FiberNet Telecom Group, Inc. (The Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although FiberNet Telecom Group, Inc. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.


2.    LEASE CONTRACTS

      The Company has entered into lease agreements for office space in Rochester, a switching center in New York City, and for collocation space in seven Equal Access buildings (Equal Access is one of the Company's subsidiary). Lease expense for the three months ended March 31, 1998 was $19,146. Estimated future minimum lease payments are:

                        1998               $    270,115
                        1999                    542,279
                        2000                    542,279
                        2001                    542,279
                        2002                    542,279
                        Thereafter         $  2,627,309
                                           ============

      The Company was requested to make a deposit during this period for the leasing of space for $173,793.

3.    EARNINGS PER SHARE

      Basic earnings per share as of March 31, 1998 was computed by dividing net income by the weighted average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). As shown in the statement of operation, basic earnings per share as of March 31, 1997 is calculated assuming shares outstanding as of December 31, 1997 have been outstanding for that periods. Since the loss per share decreases, when outstanding options are included in the computation, those options are antidilutive and are ignored in the computation of diluted earning per share.

4.    STOCK OPTIONS

      On January 21, 1998, the Company granted 150,000 shares in a stock option agreement to an official of the company. The exercise price of the option was established at $1.95.

      On February 27, 1998, the Company granted 340,000 shares in stock option agreements to officers and other employees of the company. The exercise price of the option was established at the then market value of $4.625.


5.    PREFERRED DIVIDENDS

      On February 24, 1998, the Company paid a dividend to the Series A convertible preferred stockholders of $75,000 and converted all of the Series A convertible preferred stock into common stock.


6.    CAPITALIZED LABOR

      The Company has capitalized labor costs for employees and consultants who have responsibilities for network development, engineering, and construction. Capitalized costs include payroll and related costs such as taxes and other fringe benefits. As of March 31, 1998 capitalized labor totaled $101,723.