Form 10QSB
period 1998-06-30
FIBERNET TELECOM GROUP INC\
filed 1998-08-14
CIK 1001868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:   June 30, 1998

         / /      Transition report under Section 13 or 15(d) of the Exchange
                  Act

         For the transition period from                  to

         Commission file number:   333-7841

                          FIBERNET TELECOM GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     Nevada                             13-3859938
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)             Identification No.)

            121 Erie Canal Drive, Suite A, Rochester, New York 14626
                    (Address of Principal Executive Offices)

                                  716-225-0440
                 Issuer's Telephone Number, Including Area Code)


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

Yes   X      No
     ---         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of issuer's classes of common equity, as of August 11, 1998, was 16,000,000 shares of Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

Yes          No   X
     ---         ---

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         See attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

FiberNet Telecom Group, Inc. (the "Company") is a holding company that conducts substantially all of its business through its direct and indirect subsidiaries, FiberNet Telecom, Inc., a wholly owned subsidiary, Local Fiber, LLC ("Local Fiber") and FiberNet Equal Access, LLC ("Equal Access").

The Company has had no commercial operations to date. Since its inception, the Company has engaged principally in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, and securing debt and equity commitments to fund its plan. Accordingly, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

The Company has generated no revenues to date, and will not generate any meaningful revenues until after the Company successfully completes the development and installation of the Equal Access intra-building fiber optic transmission networks as well as the installation of Local Fiber's local and long distance switch. As of the end of the second quarter, Equal Access' initial seven contracted buildings were in varying stages of construction with three of those expected to be operational in the third quarter and the other four in the fourth quarter 1998.

Local Fiber, the Company's CLEC subsidiary, will initially resell Bell Atlantic-NYNEX service in Manhattan with its initial revenue beginning in the third quarter. Local Fiber expects to have its switch and network operational by the fourth quarter 1998 at which time its resale customers will be transferred to Local Fiber's facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has to date financed its development efforts through direct equity investments from its shareholders. The Company has sustained losses for the period for the three months ended June 30, 1998 of $487,958 and from August 10, 1994 (date of inception) to June 30, 1998 of $1,701,121. These operating losses are due to the development of its telecommunications services businesses and the Company anticipates that such losses will continue over the near term as it executes its business plan. Cash used to fund losses during the three months ended June 30, 1998 was approximately $500,000, and purchases of property and equipment during the three months ended June 30, 1998 was $605,000. In addition, the Company paid deposits totally $23,000 to secure its temporary sales office in Manhattan, space in the Bell Atlantic Manhattan tandem, and deposit with Bell Atlantic to begin resale.

The Company's planned operations will require significant capital to fund equipment purchases, engineering costs, and installation. Local Fiber will spend approximately $12 million over the next twelve months to purchase a local and long distance switch, electronics equipment, DACS equipment, network control center and monitoring equipment, fiber and copper cable, construction, engineering, and installation. Equal Access has projected to complete twenty-five buildings in the next twelve months and has budgeted approximately $22 million in capital expenditures. The completion of these twenty-five buildings is subject to the execution of additional contracts with building owner/managers as well as securing additional financing commitments. The capital will be used for the purchase and installation of transmission equipment, fiber and copper cable, network engineering and the construction of network interface equipment rooms in the basements of each building.

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

The Company expects to accelerate its growth and expand to ten tier one markets over the next five years which includes the deployment of switching and transmission equipment as a CLEC through Local Fiber and the construction of up to 370 intra-building fiber optic transmission networks under Equal Access. The combination of debt and equity that the Company will have in place is expected to satisfy cash requirements, under this expanded business plan, for the next nine months of operation. However, if the Company's expansion occurs more rapidly than currently anticipated or if operating results are below expectations, the Company may require additional capital. The Company may decide to raise additional capital before such time. The Company may secure additional funding through the sale of public or private debt and/or equity securities. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that would be acceptable.

The companies will experience a significant growth in employees over the next twelve months as its business plans for Local Fiber and Equal Access begin to develop into fully operating businesses. Projected employees will increase for the current total of twelve to approximately forty with the majority of the increase in sales, customer service and engineering and operations.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGE IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         None.

ITEM 5.  EXHIBITS

         10.1 Telecommunications Services Agreement dated as of April 8, 1998 between Worldcom Network Services, Inc. and Local Fiber, LLC

         27.1     Financial Data Schedule

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIBERNET TELECOM GROUP, INC.


Date: August 13, 1998                         By: /s/ John J. Marchaesi
                                                 -------------------------------
                                              Name:   John J. Marchaesi
                                              Title:  Sr. Vice President Finance

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                    UNAUDITED

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1998             1997
                                                                     -----------      -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 3,135,170      $ 5,146,327
   Other current assets                                                   38,659            3,954
                                                                     -----------      -----------
       Total current assets                                            3,173,829        5,150,281
Plant and equipment, net                                               1,392,572           92,223
Deposits                                                                 196,904            2,837
Deferred charges                                                         209,173          129,000
                                                                     -----------      -----------
   TOTAL ASSETS                                                      $ 4,972,478      $ 5,374,341
                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $   332,358      $   490,125
   Accounts payable - related party                                      715,231          240,000
   Other accrued expenses                                                325,298               --
                                                                     -----------      -----------
       Total current liabilities                                       1,372,887          730,125
                                                                     -----------      -----------
Minority interest                                                         55,744           (1,142)
Stockholders' Equity
   Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 15,000,000 and 16,000,000 shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively
                                                                          16,000           15,000
   Series A Convertible Preferred Cumulative Stock, $0.001 par
     value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 1997 (Preference in
     involuntary liquidation value, $5.125 per share)                         --            1,000
   Series B voting Preferred Stock $0.001 par value, 80,000
     shares issued and outstanding (Preference in involuntary
     liquidation value, $1.00 per share)                                      80               80
   Capital in excess of par value                                      5,228,888        5,382,901
   Deficit accumulated during the development stage                   (1,701,121)        (753,623)
                                                                     -----------      -----------
   Total stockholders' equity                                          3,543,847        4,645,358
                                                                     -----------      -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 4,972,478      $ 5,374,341
                                                                     ===========      ===========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO JUNE 30, 1998

                                    UNAUDITED


                                           FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED         PERIOD FROM
                                         ------------------------------      ------------------------------      INCEPTION TO
                                           JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                             1998              1997              1998              1997              1998
                                         ------------      ------------      ------------      ------------      ------------
Cost and expenses:
       General and administrative        $    559,351      $    109,681      $  1,082,318      $    224,493      $  1,765,360
       Other - Related party                   18,309            60,000            39,143           120,000           159,143
                                         ------------      ------------      ------------      ------------      ------------
Loss from operations                         (577,660)         (169,681)       (1,121,461)         (344,493)       (1,924,503)
Interest income                                49,381                --            98,660                --           124,839
                                         ------------      ------------      ------------      ------------      ------------
       Loss before minority interest         (528,279)         (169,681)       (1,022,801)         (344,493)       (1,799,664)
Minority interest                              40,321             7,214            75,303             9,368            98,543
                                         ------------      ------------      ------------      ------------      ------------
Net loss                                 $   (487,958)     $   (162,467)     $   (947,498)     $   (335,125)     $ (1,701,121)
                                         ============      ============      ============      ============      ============
Earning per share
       Basic and diluted                        (0.03)            (0.01)            (0.06)            (0.02)            (0.11)
                                         ------------      ------------      ------------      ------------      ------------

Weighted average shares outstanding        15,700,000        15,000,000        15,700,000        15,000,000        15,700,000
                                         ============      ============      ============      ============      ============



  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO JUNE 30, 1998

                                    UNAUDITED



                                                     FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED       FROM INCEPTION
                                                     --------------------------      ----------------------------       ON THROUGH
                                                       JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                         1998            1997            1998             1997             1998
                                                     -----------      ---------      -----------      -----------     --------------
Cash flows from operating activities:
Net loss                                             $  (487,958)      (162,467)     $  (947,498)     $  (335,125)     $(1,701,121)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                            7,580             --           10,080               --           11,922
   Deferred compensation                                  31,875             --           63,750               --           63,750
   Minority interest                                     (23,443)        (3,744)         (52,290)          (4,063)         (58,736)
   Changes in assets and liabilities:
   (Increase) decrease in other assets                   (56,476)      (100,066)        (308,945)          16,302         (375,899)
   Increase (decrease) in accounts payable               494,084        218,200          609,175          245,003        1,240,300
                                                     -----------      ---------      -----------      -----------      -----------
   Net cash used in operating activities                 (34,338)       (48,077)        (625,728)         (77,883)        (819,784)
Cash flows from investing activities:
     Capital expenditures                             (1,036,647)            --       (1,310,429)              --       (1,404,494)
                                                     -----------      ---------      -----------      -----------      -----------
Cash used in investing activities                     (1,036,647)            --       (1,310,429)              --       (1,404,494)
Cash flows from financing activities:
   Dividend paid on preferred stock                           --             --          (75,000)              --          (75,000)
   Capital contributed                                        --         48,530               --           78,795        5,434,448
                                                     -----------      ---------      -----------      -----------      -----------
Cash provided by financing activities                         --         48,530          (75,000)          78,795        5,359,448
Net increase (decrease) in cash                       (1,070,985)           453       (2,011,157)             912        3,135,170
Cash at beginning of period                            4,206,155          1,199        5,146,327              740               --
                                                     -----------      ---------      -----------      -----------      -----------
Cash at end of period                                $ 3,135,170      $   1,652      $ 3,135,170      $     1,652      $ 3,135,170
                                                     ===========      =========      ===========      ===========      ===========


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


2.     LEASE CONTRACTS

       The Company has entered into lease agreements for office space in Rochester, a switching center in New York City, and for collocation space in seven buildings. Lease expense for the six months ended June 30, 1998 was $42,038. Estimated future minimum lease payments are:

                                       1998               $     176,809
                                       1999                     582,300
                                       2000                     590,444
                                       2001                     598,996
                                       2002                     607,974
                                       Thereafter             3,459,858
                                                              =========


3.     EARNINGS PER SHARE

       Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). As shown in the statement of operations, basic earnings per share as of June 30, 1997 is calculated using shares outstanding as of December 31, 1997. Since the loss per share decreases, when outstanding options are included in the computation, those options are antidilutive and are ignored in the computation of diluted earning per share.

                                                        FOR THE PERIODS ENDED
                                                            JUNE 30, 1998
                                                   ------------------------------

                                                   THREE MONTHS       SIX MONTHS
                                                   ------------      ------------
              Net loss                             $   (487,958)     $   (947,498)

              Less:  Preferred stock
                dividends                                                 (44,837)
                                                   ------------      ------------
              Basic and diluted earnings per
                share
              Loss available to common
                shareholders                       $   (487,958)     $   (992,335)

                Shares                               15,700,000        15,700,000
              Per - Share Amount                   $      (0.03)     $      (0.06)
                                                   ============      ============


4.     STOCK OPTIONS

       On April 3, 1998, the Company granted 145,000 shares in a stock option agreement to affiliates of management of the Company. The exercise price of the option was established at $5.00.


5.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Since the Company does not use derivative instruments nor hedging activities in its operations, adopting Statement 133 on our financial statements will not have material impact.