Form 10QSB
period 1998-09-30
FIBERNET TELECOM GROUP INC\
filed 1998-11-17
CIK 1001868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

       (Mark One)

       /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended:      September 30, 1998

       / /  Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from_____________to_____________

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

    X
Yes___   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       The number of shares outstanding of each of issuer's classes of common equity, as of November 11, 1998, was 16,000,000 shares of Common Stock, $.001 par value.

       Transitional Small Business Disclosure Format (check one):

            X
 Yes___  No___

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

The Company has generated no significant revenues to date, and will not generate any until after the Company successfully completes the development and installation of the Equal Access intra-building fiber optic transmission networks as well as the installation of Local Fiber's local and long distance switch. As of the end of the third quarter, Equal Access' initial seven contracted buildings were in varying stages of construction. The Company anticipates three of the seven buildings to be operational in the fourth quarter and the remaining four in the first quarter 1999.

Local Fiber, the Company's CLEC subsidiary, began reselling services using Bell Atlantic's switch and network in Manhattan with its initial revenue beginning in September 1998. Local Fiber expects to have its switch and network operational by the first quarter 1999 at which time its resale customers will be transferred to Local Fiber's facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has to date financed its development efforts through direct equity investments from its shareholders. The Company has sustained losses for the period for the three months ended September 30, 1998 of $570,736 and from August 10, 1994 (date of inception) to September 30, 1998 of $2,271,856. These operating losses are due to the development of its telecommunications services businesses and the Company anticipates that such losses to continue as it executes its business plan. Cash used to fund negative EBITDA during the three months ended September 30, 1998 was approximately $442,000, and purchases of property and equipment during the three months ended September 30, 1998 was $1,607,783. In addition, the Company paid a deposit totaling $155,575 to secure its sales office space in Manhattan.

The Company's planned operations will require significant capital to fund equipment purchases, engineering costs, and installation. Local Fiber will spend approximately $12 million over the next twelve months to purchase a local and long distance switch, electronics equipment, DACS equipment, network control center and monitoring equipment, fiber and copper cable, construction, engineering, and installation. Equal Access has projected to complete twenty-five buildings in the next twelve months and has budgeted approximately $22 million in capital expenditures. The completion of these twenty-five buildings is subject to the execution of additional contracts with building owner/managers as well as securing additional financing commitments. The capital will be used for the purchase of transmission equipment, fiber and copper cable, network engineering, installation and the construction of network interface equipment rooms in the basements of each building .

The Company has secured a commitment for an equipment lease line of credit totaling $5.1 million. This line will fund the Company's central office switch, SONET electronics for both the switch location and within the Equal Access buildings and DACS. The Company is in the process of negotiating with other lenders regarding debt and equity financing, but as of to date a final commitment has not been secured.

The companies will experience a significant growth in employees over the next twelve months as its business plans for Local Fiber and Equal Access begin to develop into fully operating businesses. Projected employees will increase from the current total of nine to approximately forty with the majority of the increase in sales, customer service, engineering and operations.

YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results.

As a result of modifications or upgrades planned, the Company believes that the Year 2000 issue will not pose significant problems for the Company's business, operations, or operating systems. The Company expects that any additional modifications or upgrades of software or hardware required for Year 2000 compatibility will be accomplished using existing resources and will not have a material impact on the Company's financial position or results of operations in future periods.

The Company will contact customers, suppliers, and other critical business partners to determine if they have an effective plan in place to address Year 2000 issues. The Company expects to develop contingency plans as needed.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGE IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         None.

ITEM 5.  EXHIBITS

         10.1 Agreement of Lease between 570 Lexington Company, L.P. and FiberNet Telecom Group, Inc. dated as of August 3, 1998.

         27.1     Financial Data Schedule

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIBERNET TELECOM GROUP, INC.


Date: November 12, 1998                     By:    /s/ John J. Marchaesi
                                               ---------------------------------
                                            Name: John J. Marchaesi
                                            Title:   Sr. Vice President Finance

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    UNAUDITED

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          1998               1997
                                                                                       -----------        -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                                           $   929,798        $ 5,146,327
   Accounts receivable                                                                      38,128               --
   Other current assets                                                                     26,648              3,954
                                                                                       -----------        -----------
       Total current assets                                                                994,574          5,150,281
Plant and equipment, net                                                                 4,266,821             92,223
Deposits                                                                                   352,478              2,837
Deferred charges                                                                           212,452            129,000
                                                                                       -----------        -----------
   TOTAL ASSETS                                                                        $ 5,826,325        $ 5,374,341
                                                                                       ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                    $ 1,062,152        $   490,125
   Accounts payable - related party                                                      1,379,389            240,000
   Other accrued expenses                                                                  404,130               --
                                                                                       -----------        -----------
       Total current liabilities                                                         2,845,671            730,125
                                                                                       -----------        -----------
Minority interest                                                                          116,841             (1,142)
Stockholders' Equity
   Common Stock, $0.001 par value, 50,000,000 shares authorized, 16,000,000 and
     15,000,000 shares issued and outstanding at September 30, 1998 and December
     31, 1997, respectively
                                                                                            16,000             15,000
   Series A Convertible Preferred Cumulative Stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31,
     1997 (Preference in involuntary
     liquidation value, $5.125 per share)                                                     --                1,000
   Series B voting Preferred Stock $0.001 par value, 80,000 shares issued and outstanding (Preference in involuntary liquidation
     value, $1.00 per share)                                                                    80                 80
   Capital in excess of par value                                                        5,119,589          5,382,901
   Deficit accumulated during the development stage                                     (2,271,856)          (753,623)
                                                                                       -----------        -----------
   Total stockholders' equity                                                            2,863,813          4,645,358
                                                                                       -----------        -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 5,826,325        $ 5,374,341
                                                                                       ===========        ===========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
    AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO SEPTEMBER 30, 1998

                                    UNAUDITED


                                                                                                                 PERIOD FROM
                                           FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED        INCEPTION TO
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,
                                             1998              1997              1998              1997              1998
                                         ------------      ------------      ------------      ------------      ------------
Sales                                    $      1,024      $       --        $      1,024      $       --        $      1,024
Cost of sales                                     763              --                 763              --                 763
                                         ------------      ------------      ------------      ------------      ------------
Gross profit                             $        261      $       --        $        261      $       --        $        261
Operating expenses:
       General and administrative        $    634,557      $    178,431      $  1,716,875      $    402,924      $  2,399,916
       Other - Related party                   12,501            60,000            51,644           180,000           171,644
                                         ------------      ------------      ------------      ------------      ------------
Total operating expenses                 $    647,058      $    238,431      $  1,768,519      $    582,924      $  2,571,560
                                         ------------      ------------      ------------      ------------      ------------
Loss from operations                         (646,797)         (238,431)       (1,768,258)         (582,924)       (2,571,299)
Interest income                                27,859              --             126,519              --             152,698
                                         ------------      ------------      ------------      ------------      ------------
       Loss before minority interest         (618,938)         (238,431)       (1,641,739)         (582,924)       (2,418,601)
Minority interest                              48,202             4,889           123,505            14,257           146,745
                                         ------------      ------------      ------------      ------------      ------------
Net loss                                 $   (570,736)     $   (233,542)     $ (1,518,234)     $   (568,667)     $ (2,271,856)
                                         ============      ============      ============      ============      ============
Earning per share
       Basic and diluted                        (0.04)            (0.02)            (0.10)            (0.04)            (0.14)
                                         ------------      ------------      ------------      ------------      ------------

Weighted average shares outstanding        16,000,000        15,000,000        15,800,000        15,000,000        15,800,000
                                         ------------      ------------      ------------      ------------      ------------



The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
    AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO SEPTEMBER 30, 1998

                                    UNAUDITED

                                                                                                                      FROM INCEPTION
                                                                                                                         ON THROUGH
                                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                        1998             1997             1998            1997             1998
                                                     -----------      -----------      -----------      ----------      -----------
Cash flows from operating activities:
Net loss                                             $  (570,736)        (233,542)     $(1,518,234)     $ (568,667)     $(2,271,856)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                           12,497             --             22,577            --             24,419
   Deferred compensation                                  31,875             --             95,625            --             95,625
   Minority interest                                     (48,202)              34         (100,492)         (4,029)        (106,939)
   Changes in assets and liabilities:
   (Increase) decrease in other assets                  (184,969)         (30,831)        (493,914)        (14,529)        (560,868)
   Increase (decrease) in accounts payable             1,440,909          201,727        2,050,084         446,730        2,681,209
                                                     -----------      -----------      -----------      ----------      -----------
   Net cash used in operating activities                 681,374          (62,612)          55,646        (140,495)        (138,410)
Cash flows from investing activities:
     Capital expenditures                             (2,886,746)            --         (4,197,175)           --         (4,291,240)
                                                     -----------      -----------      -----------      ----------      -----------
Cash used in investing activities                     (2,886,746)            --         (4,197,175)           --         (4,291,240)
Cash flows from financing activities:
   Dividend paid on preferred stock                         --               --            (75,000)           --            (75,000)
   Capital contributed                                      --             62,247             --           141,042        5,434,448
                                                     -----------      -----------      -----------      ----------      -----------
Cash provided by financing activities                       --             62,247          (75,000)        141,042        5,359,448
Net increase (decrease) in cash                       (2,205,372)            (365)      (4,216,529)            547          929,798
Cash at beginning of period                            3,135,170            1,652        5,146,327             740             --
                                                     -----------      -----------      -----------      ----------      -----------
Cash at end of period                                $   929,798      $     1,287      $   929,798      $    1,287      $   929,798
                                                     ===========      ===========      ===========      ==========      ===========


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


2.     LEASE CONTRACTS

       The Company has entered into lease agreements for office space in Rochester, a switching center in New York City, and for collocation space in seven buildings. Lease expense for the nine months ended September 30, 1998 was $163,414. Estimated future minimum lease payments are:

                                       1998               $     149,773
                                       1999                   1,101,096
                                       2000                   1,106,402
                                       2001                   1,111,973
                                       2002                   1,117,823
                                       Thereafter             4,831,171
                                                           ============


3.     EARNINGS PER SHARE

       Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). As shown in the statement of operations, basic earnings per share as of September 30, 1997 is calculated using shares outstanding as of December 31, 1997. Since the loss per share decreases, when outstanding options are included in the computation, those options are antidilutive and are ignored in the computation of diluted earning per share.

                                            FOR THE PERIODS ENDED
                                             SEPTEMBER 30, 1998
                                     -------------------------------
                                     THREE MONTHS      NINE MONTHS
                                     ------------      -------------
Net loss                             $   (570,936)     $ (1,518,234)

Less:  Preferred stock dividends
                                                            (44,837)
                                     ------------      ------------
Basic and diluted earnings per
  share
Loss available to common
  shareholders                       $   (570,936)     $ (1,563,071)

  Shares                               16,000,000        15,800,000
Per - Share Amount                   $      (0.04)     $      (0.10)
                                     ============      ============



4.     RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Since the Company does not use derivative instruments nor hedging activities in its operations, adopting Statement 133 on our financial statements will not have material impact.