Form 10-K
period 1998-01-31
FIBERNET TELECOM GROUP INC\
filed 1999-03-31
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

                         Commission file number 33-7841

                          FiberNet Telecom Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                                13-3859938
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

  100 Town Centre Drive, Rochester, NY                             14623
(Address of Principal Executive Offices)                         (Zip Code)

                                 (716) 340-2200
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]  No [ ]

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

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $26,000,000 as of December 31, 1998.

        The number of shares outstanding of each of issuer's classes of common equity, as of December 31, 1998, was 16,000,000 shares of Common Stock, $ .001 par value.

        Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format (check one):

      Yes [ ]  No [X]

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


ITEM 1. DESCRIPTION OF BUSINESS.


                                BUSINESS OVERVIEW
Introduction

         FiberNet Telecom Group, Inc. ("FiberNet" or the "Company") is a development stage holding company dedicated to delivering integrated telecommunications products and services in tier-one major metropolitan service areas ("MSA's") throughout the United States. FiberNet conducts its business through its direct and indirect subsidiaries, including FiberNet Telecom, Inc.

         FiberNet Telecom, Inc. is a management company organized to develop new ventures within the telecommunications industry arising from what management believes is the need for greater broadband capacity due to the growth of the Internet and data communications and the favorable regulatory environment created by the Telecommunications Act of 1996. FiberNet Telecom, Inc. manages two operating subsidiaries, FiberNet Equal Access, LLC and Local Fiber, LLC. Both subsidiaries are New York limited liability companies.

      The subsidiary structure of the Company is set forth in the chart below:

                       [SUBSIDIARY STRUCTURE FLOW CHART]

           FiberNet Equal Access, LLC ("Equal Access") specializes in designing, building, and operating intra-building fiber optic transmission networks and plans to lease digital bandwidth circuits to telecommunications providers.

           Local Fiber, LLC ("Local Fiber") is a Competitive Local Exchange Carrier ("CLEC") which plans to provide competitive local telecommunications service as an alternative to the local exchange carriers.

      FiberNet has 100% ownership of Equal Access (subject to a 10% warrant) and 90% ownership of Local Fiber, with the remaining 10% ownership held by MetroMedia Network, Inc. ("MetroMedia").

      To date, FiberNet has not generated any revenues. Successful implementation of its business plan, as described herein, will depend upon many factors, including the ability to raise adequate financing.

      The Company's founders have significant experience in the Competitive Access Provider industry and intend to draw upon their expertise in the telecommunications, electronics, and communications industries from their predecessor companies, FiberNet, Inc. and FiberNet USA, Inc., to expand the Company's business to be the premier provider of intra-building fiber optic networks and local telecommunications services in selected urban markets.

      FiberNet, Inc. and FiberNet USA, Inc. were owned primarily by Petrocelli Industries Inc., an investment company controlled by the Company's Chairman, Santo Petrocelli. FiberNet, Inc. successfully designed, installed and operated competitive access networks in three upstate New York markets (Albany, Buffalo, and Rochester). These networks, covering approximately 500 route miles, were sold to Metropolitan Fiber Systems (a predecessor entity to MCI WorldCom Inc.) in 1993. FiberNet USA, Inc. built additional networks in Cincinnati (OH), Raleigh-Durham (NC), Huntsville (AL), and St. Louis (MO) and merged with Intermedia Communications, Inc. in 1995.

FIBERNET EQUAL ACCESS, LLC

      Equal Access' business strategy is to provide high-bandwidth carrier-class fiber and copper via transport intra-building networks in large Class-A commercial office buildings and to lease Synchronized Optical Network ("SONET") digital circuits to carriers. Management believes this strategy is unique in last mile telecommunications solutions.

      Overview. Management believes Equal Access will become the "Premier Building Transmission Provider" by creating in-building high-speed, high-capacity fiber optic and copper networks, which it links to existing external fiber optic networks, thus delivering a high-speed, seamless link between users and the data and voice information they are sending and receiving. These services will be leased on a flat rate monthly fee basis, in addition to an installation charge, at a DS-0, DS-1, and DS-3 circuit level.

      Management believes Equal Access' fiber intra-building network, called a Premise Distribution System ("PDS") efficiently supports the increased flow of information that has outgrown the transmission capabilities of copper-wire only systems. A PDS will connect various types of voice, data, and video communication devices, switching equipment and information management systems together, and to external fiber optic networks. Equal Access' PDS provides the critical links between tenants, the building and carrier networks necessary for 100% fiber optic connectivity and virtual throughput.

      Equal Access intends to focus on delivering PDS technology to Class-A (generally with a minimum of 500,000 square feet) commercial office buildings. Management believes that Equal Access is currently the only company developing, implementing and managing intra-building networks consisting of 100% fully-redundant fiber optics.

      Over the next five years, Equal Access expects to construct PDS systems in 10 MSA's in the United States. Management expects that this increased demand for PDS in the next few years will result from the increasing number of carriers competing with Regional Bell Operating Companies ("RBOC"), on a national level.

      Business Strategy. Equal Access' business strategy will focus on securing multi-year license agreements from building owners/managers in their buildings. These license agreements provides Equal Access the exclusive right and ability to resell and/or lease intra-building transport capacity to third parties. In exchange for these agreements, each building owner receives a redundant state of the art fiber optic telecommunications network at no cost as well as a percentage share of the revenues generated by Equal Access in its building.

      Network Interface Equipment Room. Equal Access generally will build a 1,000 to 1,500 square foot Network Interface Equipment Room in the basement of each building. This is the collocation facility within a building that interconnects the carriers' networks to Equal Access' intra-building network. Within this space, Equal Access will provide secure caged floor space with direct fiber connectivity to make carrier utilization easy and consistent.

      Benefits. Equal Access' fiber optic voice and data network will benefit telecommunications service providers (carriers), building tenants and building owners.

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

      Building Owner Benefits. Management expects building owners to benefit significantly from the PDS. First, the existing telecommunications systems (consisting of copper wires) in their buildings will be upgraded to a state-of-the-art redundant fiber system without any capital investment. Second, since Equal Access offers revenue sharing, it may become an additional profit center to the building. Third, management believes that buildings with PDS will represent a powerful incentive for attracting and maintaining tenants. Fourth, because the management of the system is outsourced, the property owner will not need to establish an in-house team of technicians. Fifth, since the PDS is efficient in the space it utilizes, the property owner will not have to sacrifice square footage. Sixth, the PDS is a complete system rather than multiple carrier systems which can clog up risers and telecommunications closets. Finally, rather than spending time and effort each time a tenant requests approval, the owner will only have to approve the construction plans once. Carriers needing access can then work directly with Equal Access.

      Tenant Benefits. Management believes tenants will benefit from their connection to multiple carriers via a high capacity fiber optic network. As a result, tenants will have immediate and competitively priced access to enhanced high-speed, faultless transmission of voice, data, and fax communications. In addition, tenants may choose among a variety of different carriers.

      Strategic Partners. Equal Access has established strategic alliances and credibility with major building owners and developers which have been leveraged to gain long-term building contracts. Equal Access has executed agreements with four building owners covering seven properties in New York City. These building owners also control an additional 29 properties in New York, which Equal Access expects to complete contracts with upon the successful completion of the initial buildings. Equal Access began construction on the initial buildings in 1998. The Company is negotiating with other building owners to enter into contracts relating to the leasing of space in a number of commercial office buildings.

      Construction Costs. Management estimates the cost, subject to financing, of completing its initial targeted buildings and developing selected PDS systems to be in excess of $20 million. The capital will be used for the construction of the in-building riser system, the purchase of transmission equipment, fiber and copper cable, and the construction of a network interface equipment room in each building.

LOCAL FIBER, LLC

      Overview. Management believes Local Fiber will be the first facilities-based carrier to offer an end-to-end, 100% fiber carrier-class network solution. This will be achieved through the interconnection of the Local Fiber network with its sister subsidiary, Equal Access' in-building network. In Manhattan, the Company plans to install a new digital switching and SONET transmission platform that interconnects with an existing, 384-mile dark fiber network. Local Fiber operates out of a 13,000 square foot switching facility at 60 Hudson Street, which will house its state-of-the-art 5ESS-2000 switch.

      Local Fiber's advanced network and switching architecture will allow it to provide a broad array of services and products:

            - Carrier Link Services to Business Customers: Dedicated products, hub collocation, inter-building transport and carrier access services, including special access, dedicated access, switched originating access and switched terminating access.

            - Local Link Services: Switched products include Local voice line
            (POTS), Centrex, ISDN basic and primary, Direct inward and outward dialing.

            - "Feature Group" Options: Voice mail, three-way calling, call-forwarding, call waiting, distinctive ringing and metered business calling.

            - "Extended and long distance service" Services: IntraLATA toll, long distance toll, 800 and 888 service and calling card service.

      Business Strategy. Local Fiber will initially focus on wholesale transport services in the New York City metropolitan area. The Company provides switched local telecommunications and long distance services, focusing on buildings already "on-net" with Equal Access. Management anticipates generating additional sales by selling to off-net customers. Local Fiber will expand its capabilities to include enhanced data and Internet Protocol services. Expansion markets for Local Fiber will include Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Detroit, Dallas, Washington and Houston.

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

      State-of-the-Art Network. Through a contractual arrangement with Metromedia, a 10% owner of Local Fiber, Local Fiber has the exclusive right to use up to eight strands (four of which are presently usable) of Metromedia's 48-mile dark fiber New York City network for an initial term of 12 years with a 15 year renewal option at Local Fiber's request, at no cost. Management expects that this significant cost advantage over competitors will allow Local Fiber to provide lower costs for its customers. Combined with Equal Access' intra-building networks, FiberNet is able to provide 100% end-to-end fiber to customers.

      Seamless Interconnection. Local Fiber has executed its first interconnection and co-carrier agreement with Bell Atlantic, and is currently in negotiations with other CLECs and long distance carriers in New York City. This arrangement will provide seamless interconnection between Local Fiber's network and other carriers. Local Fiber will negotiate similar agreements in other markets with the incumbent Regional Bell Operating Company and Local Exchange Carrier.

      Network Operations Center. Both Equal Access and Local Fiber will utilize the Network Operations Center for remote provisioning and fault management.

      The Network Operations Center ("NOC") will be a 24-hour, 365 days-per-year, technology center. The NOC will be responsible for real-time network surveillance, remote rearrangement of circuits and database maintenance for all wiring address and assignment records. In addition, all billing, provisioning and fault management routines will be performed here. The NOC will be strategically located in a 15,000 square foot facility in Rochester, New York which will enable Equal Access and Local Fiber to take advantage of Rochester's large technical labor force. In addition, the round the clock remote monitoring will ensure that all network components in up to 10 markets are working at top efficiency and security, at all times. The Company expects the NOC to be equipped and operational in 1999.

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

      Competition. Equal Access has a limited number of competitors, including RBOCs (which own most of the in-building copper networks), but have cables with limited broadband capabilities. Currently, however, the Company's customer base can choose from a selection of indirect competitive alternatives. Management believes Equal Access' redundant fiber optic network will be more technologically advanced compared to existing systems offered by competitors.

           Local Fiber is in competition with incumbent LECs, CLECs and IXCs. However, Local Fiber believes it offers the following competitive advantages:

           - FiberNet's end-to-end technology provides customers with fiber technology that originates at the Local Fiber fiber loop, and connects directly to the customer premise in buildings equipped with Equal Access' PDS infrastructure. The result is the unparalleled capacity, quality and reliability of a 100% fiber network.

           - Local Fiber can reach customers at a lower cost than its competitors. This advantage is predicated on FiberNet's exclusive right of use agreement with Metromedia, which provides a dark fiber backbone to Local Fiber throughout Manhattan at no cost.

      Expansion Costs. Local Fiber will require significant purchases of equipment essential for the growth and operation of its business. Management estimates Local Fiber will require significant additional capital over the next three years to purchase local switching equipment, electronics equipment, DACS equipment, a network control center and monitoring equipment, fiber and copper cable, construction, engineering and installation.

      Federal Regulation. FiberNet intends to capitalize on the sweeping changes that have dramatically altered the the telecommunications industry. The new regulatory changes have opened new markets and created new opportunities for telecommunication companies.

      The 1996 Telecommunications Act, which was enacted in February, 1996 (the "Telcom Act') effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telcom Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation in order to secure lower prices and higher quality services for telecommunication consumers.

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

      Employees. As of December 31, 1998, the Company employed 6 people, which were primarily engaged in administration and marketing. Management projects the number of employees to increase to 35 over the next twelve months. The Company's employees are not represented by any labor union. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

      The principal offices of FiberNet are located in its NOC facility in Rochester, New York, consisting of approximately 15,000 square feet of space. FiberNet leases this space under an agreement which expires in 2005, at a current annual base rental of approximately $90,750. FiberNet recently entered into a lease for 5,000 square feet at 570 Lexington Avenue in New York City for additional office space for an annual base rental of approximately $276,000.

      Local Fiber has entered into an agreement to lease approximately 13,222 square feet of space to serve as the switch control site at 60 Hudson Street in New York City for a term of ten years and eight months, expiring in July 2008 for an annual base rental of approximately $330,000.

ITEM 3. LEGAL PROCEEDINGS

      To the knowledge of management, there is no material litigation pending or threatened against the Company or FiberNet which would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
        MATTERS

      The Company's common stock is currently eligible for quotation on the NASD Electronic Bulletin Board under the symbol "FTGX". As of May 27, 1998, the Company currently had a minimum of 328 shareholders of record.

      The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the NASD Electronic Bulletin Board during the fiscal year 1998:

      PERIOD - 1998 Fiscal Year, quarter ended:

        ----------------------------------------------------
                                      High             Low
        ----------------------------------------------------
        March 31, 1998              $ 8.375          $ 4.500
        ----------------------------------------------------
        June 30, 1998               $ 6.000          $ 4.000
        ----------------------------------------------------
        September 30, 1998          $ 4.688          $ 1.875
        ----------------------------------------------------
        December 31, 1998           $ 2.375          $ 1.000
        ----------------------------------------------------

      All of the above quotations were obtained from Bloomberg.

      The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on the Common Stock in the foreseeable future. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      The Company has had no commercial operations to date. Since it inception, the Company has engaged principally in organizational activities, including developing strategic commitments to fund its plan. Accordingly, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

      The Company has generated no revenues to date, and will not generate any meaningful revenues until after the Company successfully completes the development and installation of Equal Access' PDS product as well as the installation of Local Fiber's local and long distance switch. Equal Access began construction on 3 buildings in 1998, which the Company expects to be operational in 1999. Local Fiber expects to have its switch and network operational by the third quarter, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has to date financed its development effort through direct equity investments from its shareholders. The Company has sustained losses in the amount of $3.57 million for the period from inception (August 10, 1994) to December 31, 1998. The Company had no revenues during this period, and substantially all of such losses are attributable to initial start-up costs.

      The Company's planned operations will require significant capital to fund equipment purchases, engineering costs, and installation. During 1998, the Company spent approximately $5.4 million in capital expenditures, which was primarily used in the construction of PDS products for Equal Access. Additionally, Local Fiber has purchased a local and long distance switch, electronics equipment, DACS equipment, network control center and monitoring equipment, fiber and copper cable, construction, engineering, and installation which has been financed pursuant to a $5.1 million line of credit from Comdisco, a major leasing company. This line of credit replaced a former credit commitment which expired in December, 1998.

      Equal Access projects that the completion of its initial plan including 36 buildings will require approximately $25 million in capital expenditures and associated working capital. The completion of these 36 buildings is subject to the execution of additional contracts with building owner/managers as well as securing additional financing commitments from a third party lender. The capital will be used for the construction of in-building risers, the purchase and installation of transmission equipment, fiber and copper cable, and the construction of network interface equipment rooms in the basements of each building and network engineering.

      On November 24, 1997, the Company raised $5.075 million as a part of a one million share Preferred Stock Private Placement to satisfy financing requirements and to support working capital shortfalls. The Company has secured a commitment for an equipment lease line of credit totaling $5.1 million. This line will fund the Company's central office switch, SONET electronics for both the switch location and within the Equal Access buildings and DACS equipment. The Company is in the process of negotiating with other lenders regarding additional debt and equity financing, but as of to date a final commitment has not been secured.

      The Company expects to accelerate its growth and expand to 10 tier-one MSA's over the next five years which includes the deployment of switching and transmission equipment as a CLEC through Local

Fiber and the construction of Premise Distribution Systems under Equal Access. The Company may require additional capital if the Company's expansion occurs more rapidly than currently anticipated or if operating results are below expectations. The Company intends to raise additional capital before such time. The Company may secure additional funding through the sale of public or private debt and/or equity securities. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital.

YEAR 2000 ISSUES

      The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results.

      As a result of modifications or upgrades planned, the Company believes that the Year 2000 issue will not pose significant problems for the Company's business, operations, or operating systems. The Company expects that any additional modifications or upgrades of software or hardware required under the Year 2000 compatibility will be accomplished using existing resources and will not have a material impact on the Company's financial position or results of operations in future periods.

ITEM 7. FINANCIAL STATEMENTS

      Audited balance sheets as of December 31, 1998 and the related statements of operations, cash flows and stockholders' equity for the period from inception (August 10, 1994) to December 31, 1998, together with related notes and the reports of Arthur Andersen LLP, independent auditor, appear on pages F-1 through F-15 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9. MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

           The following tables set forth the directors and executive officers of the Company as of December 31, 1998. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors.

NAME                                      AGE           POSITIONS
----                                      ---           ---------
Santo Petrocelli, Sr.                     63            Chairman and Director
Frank Chiaino                             55            President, Chief Executive Officer and
                                                        Director
Lawrence S. Polan                         68            Director
John J. Marchaesi                         39            Vice President-Administration and Director
Kenneth Elias                             51            Vice President - Sales and Marketing
Mark F. Lipford                           38            Vice President - Engineering and Operations

      SANTO PETROCELLI, SR. served as Chairman and a Director of Fibernet Telecom Group, Inc., and its wholly-owned subsidiaries, FiberNet Equal Access, LLC and Local Fiber LLC., since their inception. Mr. Petrocelli is the President, Chief Executive Officer and a Director of Petrocelli Electric Company, and Petrocelli Communications Company. In addition, he controls Petrocelli Industries, Inc., and SMFS, Inc., investment companies which have held controlling interests in several communications ventures including FiberNet Telecom, Inc., FiberNet, Inc. and FiberNet USA, Inc. Mr. Petrocelli was the former Chairman and Chief Executive Officer of FiberNet Inc. and FiberNet USA, Inc. prior to their acquisition by MFS, now World Comm and InterMedia Communications Inc. He has over 40 years experience in the communications, electrical and telecommunications industry.

      FRANK CHIAINO is President and Chief Executive Officer of FiberNet Telecom Group, Inc. and its subsidiaries. Mr. Chiaino joined the Company's management team after a 30 year career with Time Warner Communications, where he was most recently President and Chief Executive Officer and concurrently served as Vice President of Time Warner Cable. Mr. Chiaino also served as Vice President and Chief Operating Officer at Time Inc.'s Manhattan Cable subsidiary where he built and managed the nations first urban cable system. Mr. Chiaino has a Bachelor of Science degree from Queens College and received his Masters of Business Administration from Columbia University.

      LAWRENCE S. POLAN is a Director of FiberNet Telecom Group, Inc. and its subsidiaries. Mr. Polan was a former director of FiberNet, Inc. and FiberNet USA, Inc. In addition, Mr. Polan is the Chief Financial Officer of Petrocelli Electric Company and Petrocelli Communications Company. Prior to joining Petrocelli Communications, he was the Chief Financial Officer and Controller of Visa Resources, Inc. a New York Stock Exchange Company with over $250 Million in annual revenue. Mr. Polan holds a bachelors degree from St. John's University.

      JOHN J. MARCHAESI, CPA, is Vice President of Administration and a Director of FiberNet Telecom Group, Inc. and its subsidiaries. Mr. Marchaesi was the Controller of FiberNet USA, Inc. Prior to joining the Company, he was a Senior Manager-Internal Audit and Consulting with Associated Communications Corporation and also the controller of Cellular One/Albany Telephone Company. He has over ten years experience in financial management within the telecommunications industry. He holds a Masters of Business Administration from Rochester Institute of Technology and a Bachelor of Science in business administration from SUNY, Oswego.

      KENNETH ELIAS is Vice President of Sales and Marketing. Mr. Elias has over 29 years in the telecommunications industry. Mr. Elias began his career at NYNEX in 1969 and during his tenure he has held a variety of executive level positions where he was responsible for product development, market growth and sales operations. Mr. Elias has a Bachelor of Science from the Citadel.

      MARK F. LIPFORD is Vice President of Engineering and Operations of FiberNet Telecom Group, Inc. Prior to joining the Company, Mr. Lipford served as Regional Vice President of Time Warner Communications. Mr. Lipford has over 18 years of experience in the telecommunications industry which includes his direct participation in the development of the nation's first CLEC. Mr. Lipford holds a Masters of Arts from the University of Akron.

      There are currently no arrangements or understandings regarding the length of time each director is to serve in such capacity except as otherwise described herein.


ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation of the executive officers of the Company for the fiscal year 1998:

----------------------------------------------------------------------------------------------------------------------
                                                               ANNUAL COMPENSATION
                                                          ------------------------------
                                                                               OTHER           LONG            ALL
                                                                               ANNUAL          TERM           OTHER
                                                           SALARY    BONUS  COMPENSATION   COMPENSATION   COMPENSATION
NAME                       POSITION                YEAR      $         $         $               $              $
----------------------------------------------------------------------------------------------------------------------
Santo Petrocelli, Sr. (1)  Chairman and Director   1998   $150,000    --        --               0              0
----------------------------------------------------------------------------------------------------------------------
Frank Chiaino (2)          President, CEO &        1998   $125,000    --        --               0              0
                           Director
----------------------------------------------------------------------------------------------------------------------
Lawrence S. Polan          Director                1998   $      0    --    $ 75,000(3)
----------------------------------------------------------------------------------------------------------------------
John J. Marchaesi (4)      VP Administration
                           and Finance and         1998   $ 85,000    --        --               0              0
                           Director
----------------------------------------------------------------------------------------------------------------------
Mark Lipford (5)           VP Engineering &        1998   $110,000    --        --               0              0
                           Operations
----------------------------------------------------------------------------------------------------------------------
Kenneth Elias              VP Sales and            1998   $108,000    --        --               0              0
                           Marketing
----------------------------------------------------------------------------------------------------------------------

(1) As of January 1, 1998, the Company entered into an employment agreement with Santo Petrocelli, Sr., the Company's Chairman. The Agreement has a term of three years and provides for an annual base salary of $150,000. In 1997, the disinterested members of the Board of Directors approved the issuance to Mr. Petrocelli of options to purchase 190,000 shares of the Company's Common Stock. In the event of a Change of Control, the Company shall pay to Mr. Petrocelli severance pay equal to 2.75 times the amount of Mr. Petrocelli's annual base salary and 2.75 times Mr. Petrocelli's bonus in respect of the calendar year preceding the date of termination. The Company deferred payment to Mr. Petrocelli in the amount of $50,000 until such time as the completion of the Company's financing.

(2) As of January 1, 1998, the Company entered into an employment agreement with Frank Chiaino, the Company's President and Chief Executive Officer. The agreement has a three year term and provides for an annual base salary of $125,000. Additionally, Mr. Chiaino may receive an annual bonus to be determined by the board of directors of the Company. Pursuant to the employment agreement, Mr. Chiaino shall have the right to purchase up to 150,000 shares of the Company's Common Stock at an exercise price of $1.95 per share. In the event of a Change of Control, the Company shall pay to Mr. Chiaino severance pay equal to
2.75 times the amount of Mr. Chiaino's annual base salary and 2.75 times

Mr. Chiaino's bonus in respect of the calendar year preceding the date of termination. The Company deferred payment to Mr. Chiaino in the amount of $31,250 until such time as the completion of the Company's financing.

(3) As of January 1, 1998, the Company entered into a consulting agreement with LPS Consultants, Inc. to provide financial and consulting services for a three year term at an annual rate of $75,000. Lawrence S. Polan is the majority shareholder of LPS Consultants, Inc.

(4) As of January 1, 1998, the Company entered into an employment agreement with John J. Marchaesi, the Company's Vice President of Administration and Finance. The agreement has a three year term and provides for an annual base salary of $85,000. Additionally, Mr. Marchaesi may receive an annual bonus to be determined by the board of directors of the Company. As consideration of past services, the disinterested members of the Board of Directors granted Mr. Marchaesi options to purchase 30,000 shares of the Company's Common Stock. In the event of a Change of Control, the Company shall pay to Mr. Marchaesi severance pay equal to 2.75 times the amount of Mr. Marchaesi's annual base salary and 2.75 times Mr. Marchaesi's bonus in respect of the calendar year preceding the date of termination.

(5) Mr. Lipford left the employ of the Company as of October, 1998. The Company paid Mr. Lipford $88,645 as compensation for services rendered through his last date of employment with the Company.

(6) Mr. Elias left the employ of the Company as of February, 1998. The Company paid Mr. Elias $33,750 as compensation for services rendered through his last date of employment with the Company.

      The following table sets forth information concerning the grant of the following options to purchase shares of the Common Stock of the Company to the following executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

---------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES          PERCENT OF TOTAL
                                       UNDERLYING            OPTIONS/SARS GRANTED TO     EXERCISE OR BASE
             NAME                    OPTIONS GRANTED         EMPLOYEE IN FISCAL YEAR          PRICE
---------------------------------------------------------------------------------------------------------
Frank Chiaino                           300,000                      44.5%               150,000 @ $1.95
                                                                                         150,000 @ $4.625
---------------------------------------------------------------------------------------------------------
John J. Marchaesi                       120,000                      17.8%               $ 4.625
---------------------------------------------------------------------------------------------------------
Mark Lipford                             40,000                       5.9%               $ 4.625
---------------------------------------------------------------------------------------------------------
Kenneth Elias                            10,000                       1.5%               $  4.50
---------------------------------------------------------------------------------------------------------

THE STOCK PLAN

           In November 1997, the Company adopted an employee equity participation program (the "Stock Plan") covering 1,500,000 shares of Common Stock of the Company to attract, retain and reward employees. The Board of Directors administers the Stock Plan. All employees are eligible to receive awards under the Stock Plan, at the Board's discretion.

           Options granted pursuant to the Stock Plan may be either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

           During the fiscal year ended as of December 31, 1998, the Company had granted an additional 203,000 options under its plan to certain employees covering approximately 203,000 shares, of which 175,000 options were granted at an average exercise price of $4.625, 20,000 options were granted at an exercise price of $5.375 per share and 8,000 options were granted at an exercise price of $1.875 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth as of December 31, 1998 the beneficial ownership of the Company's Common Stock by each director, by each beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock and all current directors of the Company as a group:

-----------------------------------------------------------------------------------------------------------------
                                                                      BENEFICIAL OWNERSHIP OF COMMON STOCK(1)
                                                                 ------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                             SHARES OWNED                 PERCENTAGE OF CLASS
-----------------------------------------------------------------------------------------------------------------
SMFS, Inc. (2) (3)                                                6,900,000                            43%
12-12 43rd Avenue
Long Island City, New York 11101
-----------------------------------------------------------------------------------------------------------------
LPS Consultants, Inc. (2) (3)                                      575,000                            3.5%
12-12 43rd Avenue
Long Island City, New York 11101
-----------------------------------------------------------------------------------------------------------------
LTJ Group, Inc. (2) (3)                                           4,025,000                            25%
61 Old Well Road
Rochester, New York 14626
-----------------------------------------------------------------------------------------------------------------
Michael Lauer (4)                                                 2,200,000                          13.7%
980 Post Road East
Westport, Connecticut  60880
-----------------------------------------------------------------------------------------------------------------
All current directors as a group (4 persons)                      7,475,000                          46.7%
-----------------------------------------------------------------------------------------------------------------

(1) In February 1998, the Company converted 1,000,000 shares of the Series A Preferred Convertible Stock to Common Stock. As a result, outstanding Common Stock of the Company increased to 16,000,000.

(2) The shares are held of record by Santo Petrocelli, Sr., Lawrence S. Polan and Joseph A. Tortoretti, respectively.

(3) Taking into account the 16,000,000 shares of Common Stock to be outstanding, and the 80,000 shares of Series B Preferred Stock, Messrs. Petrocelli, Polan and Tortoretti have the following voting rights: (a) Santo Petrocelli, Sr. 11,700,000 votes (48.75%); (b) Lawrence S. Polan 975,000 votes (4.1%); (c) Joseph A. Tortoretti 6,825,000 (28.4%). As a
      group these persons have 19,450,000 out of 25,000,000 votes of 81%.

(4) Michael Lauer is the investment manager of Lancer Offshore, Inc. and the largest shareholder of Lancer Partners LP. Mr. Lauer and his affiliates, Lancer Offshore, Inc. and Lancer Partners LP are the record owners of the
      2.2 million shares of the Company's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Santo Petrocelli, Sr., as Chairman of FiberNet Telecom Group, Inc., is also President and Chief Executive Officer of Petrocelli Electric Company, Petrocelli Communications Company, SMFS, Inc. and Petrocelli Industries Incorporated. In addition, he is a director of National Abatement Corporation. Petrocelli Industries Incorporated has provided management, marketing and administrative services to the Company and its affiliates. As a result of an open bidding process through an independent third party, the Company in 1998 entered into three separate contracts with Petrocelli Electric totaling approximately $2.5 million to provide electrical contracting for the construction of a PDS in three commercial buildings. The Company is obligated for payment to Petrocelli Electric for services rendered in the amount of $1.4 million. Additionally, the company expensed $140,000 of consulting fees in 1998 from this related party.

           Joseph Tortoretti, is the majority shareholder of Landtel Telecommunications Group, Inc. ("Landtel") which provides engineering services and network development and has been retained to provide consulting work to FiberNet Telecom Group, Inc. In connection with the provision of such services, the Company reimburses the travel expenses of Landtel which averages approximately $3,000 per month. In consideration for services rendered, the Company is obligated for payment to Landtel of $125,000 per year of which $83,334 has been paid and the remaining balance of $163,347, which includes amounts owed for services rendered in 1997, has been deferred until such time as the completion of the Company's financing. LTJ Group, Inc., a shareholder of the Company and Landtel Telecommunications Group, Inc. are owned by the same party.

           The Company is obligated for payment of yearly management fees for services rendered by Landtel Telecommunications Group, Inc. in the amount of $125,000.

           Mr. Lawrence Polan, is a Director of FiberNet Telecom Group, Inc. He is also Vice President and Chief Financial Officer for Petrocelli Electric Company, Petrocelli Communications Company and Petrocelli Industries Incorporated. In addition, he controls LPS Consultants, Inc. Pursuant to a three
(3) year agreement with the Company, LPS Consultants, Inc. provides financial consulting services at a yearly rate of $75,000, of which $58, 330 has been paid and $16,670 has been deferred until such time as the completion of the Company's financing.

           The Company may have continuing relationships with Petrocelli, Landtel and LPS Consultants, Inc. However, management believes that the terms and conditions of such dealings will be fair and reasonable to the Company and based upon terms that would be no less beneficial than could be negotiated with unrelated parties.

ITEM 13. EXHIBITS

    10.1 Master Lease Agreement between ComDisco, Inc. and the Company dated as of July 27, 1998.

    23.1    Consent of Mendelsohn Kary Bell and Natoli, P.C.

    23.2    Consent of Arthur Andersen LLP

    27.1    Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                FIBERNET TELECOM GROUP, INC.


                                By:   /s/ Frank Chiaino
                                    --------------------------------------------
                                    Name: Frank Chiaino
                                    Title: President and Chief Executive Officer

Date:      March 30, 1999


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By:   /s/ Santo Petrocelli, Sr.
                                    --------------------------------------------
                                    Name: Santo Petrocelli, Sr.
                                    Title: Chairman

Date:      March 30, 1999



                                By:   /s/ Lawrence S. Polan
                                    --------------------------------------------
                                    Name: Lawrence S. Polan
                                    Title: Director

Date:      March 30, 1999

                          FIBERNET TELECOM GROUP, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND 1997
                          TOGETHER WITH AUDITORS' REPORT

                          FIBERNET TELECOM GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



                                TABLE OF CONTENTS

Report of Independent Public Accountants.....................................       1

Consolidated Balance Sheets..................................................       2

Consolidated Statements of Operations........................................       3

Consolidated Statements of Stockholders' Equity .............................       4

Consolidated Statements of Cash Flows........................................       5

Notes to Consolidated Financial Statements...................................  6 - 15

                   [MENDELSOHN KARY BELL & NATOLI LETTERHEAD]



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


                                        /s/ Mendelsohn Kary Bell & Natoli, P.C.


New York, New York
November 29, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (a corporation in the development stage - Note 1) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, the six months ended December 31, 1997 and for the period from inception (August 10, 1994) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, the six months ended December 31, 1997 and for the period from inception (August 10, 1994) to December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

New York, New York
March 8, 1999

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,       DECEMBER 31,
                                                                                          1998               1997
                                                                                      -----------        -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $   257,384        $ 5,146,327
   Accounts receivable                                                                    309,365                  -
   Other current assets                                                                         -              3,954
                                                                                      -----------        -----------
       Total current assets                                                               566,749          5,150,281
Property, plant and equipment, net                                                      5,397,109             92,223
Deferred charges and other assets                                                         363,839            131,837
                                                                                      -----------        -----------
   TOTAL ASSETS                                                                       $ 6,327,697        $ 5,374,341
                                                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                   $ 2,587,085        $   490,125
   Accounts payable - related party                                                     1,387,265            240,000
   Accrued expenses                                                                       337,384                  -
                                                                                      -----------        -----------
       Total current liabilities                                                      $ 4,311,734        $   730,125
                                                                                      -----------        -----------
Minority interest                                                                         104,429             (1,142)

Stockholders' Equity
   Common Stock, $0.001 par value, 50,000,000 shares authorized, 15,000,000 and
   16,000,000 shares issued and outstanding at December 31, 1997 and 1998,
   respectively                                                                            16,000             15,000

   Series A Convertible Preferred Cumulative Stock, $0.001 par value, 5,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding at December
   31, 1997 and 1998, respectively (Preference in involuntary
   liquidation value, $5.125 per share)                                                         -              1,000

   Series B voting Preferred Stock $0.001 par value, 80,000 shares issued and
   outstanding (Preference in involuntary liquidation value, $1.00 per share)                  80                 80

   Capital in excess of par value                                                       5,465,564          5,382,901

   Deficit accumulated during the development stage                                    (3,570,110)          (753,623)
                                                                                      -----------        -----------
   Total stockholders' equity                                                         $ 1,911,534        $ 4,645,358
                                                                                      -----------        -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 6,327,697        $ 5,374,341
                                                                                      ===========        ===========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      FOR THE PERIOD  PERIOD FROM
                                                                        (UNAUDITED)                   FROM INCEPTION   INCEPTION
                                          (UNAUDITED)     SIX MONTHS     SIX MONTHS                     (AUGUST 10,      (AUGUST
                             YEAR ENDED    YEAR ENDED       ENDED           ENDED       YEAR ENDED        1994) TO    10, 1994) TO
                            DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     JUNE 30,         JUNE 30,    DECEMBER 31,
                                1998          1997           1997           1996           1997            1996           1998
                            ------------  ------------   ------------   ------------   ------------   --------------  ------------
Cost and expenses:
   Cost of sales                      -              -              -              -              -              -               -
   General and
      administrative          2,867,108        594,348        299,982         79,308        373,674          9,387       3,550,151
   Other - related party        272,000        120,000        120,000              -              -              -         392,000
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------
Loss from operations         (3,139,108)      (714,348)      (419,982)       (79,308)      (373,674)        (9,387)     (3,942,151)
Interest income and other       156,392         26,180         26,180              -              -              -         182,572
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------
Loss before minority
      interest               (2,982,716)      (688,168)      (393,802)       (79,308)      (373,674)        (9,387)     (3,759,579)
Minority interest               166,229         23,240         23,240              -              -              -         189,469
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------
Net loss                   $ (2,816,487)  $   (664,928)  $   (370,562)  $    (79,308)  $   (373,674)  $     (9,387)   $ (3,570,110)
                           ============   ============   ============   ============   ============   ============    ============
Earning per share
       Basic and diluted   $      (0.18)  $      (0.04)  $     (0.027)  $     (0.005)  $     (0.025)  $     (0.001)   $      (0.23)
                           ============   ============   ============   ============   ============   ============    ============
       Weighted average
          shares
            outstanding      15,847,222     15,000,000     15,000,000     15,000,000     15,000,000     15,000,000      15,847,222
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                PREFERRED STOCK                         COMMON STOCK
                                                            SHARES            AMOUNT              SHARES            AMOUNT
                                                           ---------        -----------         ----------       -----------
Balance at August 10, 1994                                         -        $         -                  -       $         -
Issuance of 240 shares of common stock for cash,
   out of 1,000 shares authorized.  August
   10, 1994, at $.001 per share                                    -                  -                240                 -
Net loss for the period from inception to June
   30, 1996                                                        -                  -                  -                 -
                                                           ---------        -----------         ----------       -----------
Balance at June 30, 1996                                           -        $         -                  -       $         -
Capital contribution                                               -                  -                  -                 -
Net loss for the year ended June 30, 1997                          -                  -                  -                 -
                                                           ---------        -----------         ----------       -----------
Balance at June  30, 1997                                          -        $         -                  -       $         -
Capital contribution                                               -                  -                  -                 -
Effect of reverse acquisition of DND (See Note 1),
   issuance of 15,000,000 share common stock,
   0.01 par value. November 24, 1997                               -                  -         15,000,000            15,000
Issuance of 1,000,000 shares Series A
   Convertible Preferred Cumulative Stock, $0.001
   par value. November 24, 1997                            1,000,000              1,000                  -                 -
Issuance of 80,000 shares Series B Preferred
   Stock, 0.001 par value. November 24, 1997                  80,000                 80                  -                 -
Preferred Stock Dividend accrued during 1997                       -                  -                  -                 -

Net loss for the six months ended December 31, 1997
                                                                   -                  -                 -                 -
                                                           ---------        -----------         ----------       -----------
Balance at December 31, 1997                               1,080,000        $     1,080         15,000,000       $    15,000

Conversion of the 1,000,000 shares Series A
Preferred Cumulative stock, $0,001 par value into
common stock.  February 24, 1998                          (1,000,000)            (1,000)         1,000,000             1,000

Dividends Paid                                                     -                  -                  -                 -

Earned Compensation, Executive Stock Options                       -                  -                  -                 -

Net loss for year ended December 31,1998                           -                  -                  -                 -
                                                           ---------        -----------         ----------       -----------
Balance at December 31, 1998                                  80,000        $        80         16,000,000       $    16,000
                                                           =========        ===========         ==========       ===========

                                                                            ACCUMULATED
                                                                              DEFICIT
                                                          CAPITAL IN        DURING THE
                                                          EXCESS OF         DEVELOPMENT
                                                          PAR VALUE            STAGE              TOTAL
                                                         -----------        -----------        -----------
Balance at August 10, 1994                               $         -        $         -        $         -
Issuance of 240 shares of common stock for cash,
   out of 1,000 shares authorized.  August
   10,1994, at $.001 per share                                61,000                  -             61,000
Net loss for the period from inception to June
   30, 1996                                                        -             (9,387)            (9,387)
                                                         -----------        -----------        -----------
Balance at June 30, 1996                                 $    61,000        $    (9,387)       $    51,613
Capital contribution                                          80,796                  -             80,796
Net loss for the year ended June 30, 1997                                      (373,674)          (373,674)
                                                         -----------        -----------        -----------
Balance at June  30, 1997                                $   141,796        $  (383,061)       $  (241,265)
Capital contribution                                         212,348                  -            212,348
Effect of reverse acquisition of DND (See Note 1),
   issuance of 15,000,000 share common stock,
   0.01 par value. November 24, 1997                         (15,000)                 -                  -
Issuance of 1,000,000 shares Series A
   Convertible Preferred Cumulative Stock, $0.001
   par value. November 24, 1997                            5,074,000                  -          5,075,000
Issuance of 80,000 shares Series B Preferred
   Stock, 0.001 par value. November 24, 1997                     (80)                 -                  -
Preferred Stock Dividend accrued during 1997                 (30,163)                 -            (30,163)

Net loss for the six months ended December 31, 1997
                                                                               (370,562)          (370,562)
                                                         -----------        -----------        -----------
Balance at December 31, 1997                             $ 5,382,901        $  (753,623)       $ 4,645,358

Conversion of the 1,000,000 shares Series A
Preferred Cumulative stock, $0,001 par value into
common stock.  February 24, 1998                                   -                  -                  -

Dividends Paid                                               (44,837)                 -            (44,837)

Earned Compensation, Executive Stock Options                 127,500                  -            127,500

Net loss for year ended December 31,1998                           -         (2,816,487)        (2,816,487)
                                                         -----------        -----------        -----------
Balance at December 31, 1998                             $ 5,465,564        $(3,570,110)       $ 1,911,534
                                                         ===========        ===========        ===========


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                                 (UNAUDITED)
                                                                           (UNAUDITED)          FOR SIX              SIX
                                                         YEAR ENDED         YEAR ENDED        MONTHS ENDED       MONTHS ENDED
                                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                           1998                1997               1997                1996
                                                        -----------        -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                $(2,816,487)       $  (664,928)       $  (370,562)       $   (79,308)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation                                            27,951              1,842              1,842                  -
     Amortization and write-off of deferred
       charges                                              227,324             56,200                  -                  -
     Minority interest                                     (166,229)            (6,446)            (6,446)                 -
     Earned Compensation, Executive Stock Options           127,500                  -                  -                  -
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable            (309,365)                 -                  -                  -
     (Increase) decrease in prepaid rent                      3,954                  -                  -                  -
     (Increase) decrease in other assets                   (363,839)          (153,160)           (34,924)           117,169
     Increase (decrease) in accounts payable              1,195,356            645,596            361,482            (45,042)
     Increase (decrease) in other liabilities               337,384                  -                  -                  -
                                                        -----------        -----------        -----------        -----------
   NET CASH USED IN OPERATING ACTIVITIES                 (1,736,451)          (120,896)           (48,608)            (7,181)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                                 -               (800)                 -                  -
     Capital expenditures                                (3,077,492)           (94,065)           (94,065)                 -
                                                        -----------        -----------        -----------        -----------
   NET CASH USED IN INVESTING ACTIVITIES                 (3,077,492)           (94,865)           (94,065)                 -
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds for the issuance of preferred                   -          5,075,000          5,075,000                  -
     stock
     Dividends paid                                         (75,000)                 -
     Capital contributed                                          -            286,248            212,348              7,100
                                                        -----------        -----------        -----------        -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 (75,000)         5,361,248          5,287,348              7,100
  NET INCREASE (DECREASE) IN CASH                        (4,888,943)         5,145,487          5,144,675                (81)
  CASH AT BEGINNING OF PERIOD                             5,146,327                840              1,652                921
                                                        -----------        -----------        -----------        -----------
  CASH AT END OF PERIOD                                 $   257,384        $ 5,146,327        $ 5,146,327        $       840
                                                        ===========        ===========        ===========        ===========

                                                                             FOR
                                                                          THE PERIOD           FROM
                                                                            FROM             INCEPTION
                                                                          INCEPTION         (AUGUST 10,
                                                                         (AUGUST 10,           1994)
                                                      YEAR ENDED           1994) TO           THROUGH
                                                        JUNE 30,           JUNE 30,         DECEMBER 31,
                                                         1997                1996               1998
                                                      -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                              $  (373,674)       $    (9,387)       $(3,570,110)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation                                               -                  -             29,793
     Amortization and write-off of deferred
     charges                                               56,200                  -            283,524
     Minority interest                                          -                  -           (172,675)
     Earned Compensation, Executive Stock Options               -                  -            127,500
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                 -                  -           (309,365)
     (Increase) decrease in prepaid rent                        -                  -              3,954
     (Increase) decrease in other assets                   (1,067)           (56,200)          (456,030)
     Increase (decrease) in accounts payable              239,072                408          1,796,318
     Increase (decrease) in other liabilities                   -                  -            337,384
                                                      -----------        -----------        -----------
   NET CASH USED IN OPERATING ACTIVITIES                  (79,469)           (65,179)        (1,929,707)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                            (800)                 -               (800)
     Capital expenditures                                       -                  -         (3,171,557)
                                                      -----------        -----------        -----------
   NET CASH USED IN INVESTING ACTIVITIES                     (800)                 -         (3,172,357)
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds for the issuance of preferred                 -                  -          5,075,000
     stock
     Dividends paid                                             -                  -            (75,000)
     Capital contributed                                   81,000             66,100            359,448
                                                      -----------        -----------        -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                81,000             66,100          5,359,448
  NET INCREASE (DECREASE) IN CASH                             731                921            257,384
  CASH AT BEGINNING OF PERIOD                                 921                  -                  -
                                                      -----------        -----------        -----------
  CASH AT END OF PERIOD                               $     1,652        $       921        $   257,384
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

         The Company is a development stage company and has not realized revenues. It is an integrated provider of intra-building networks and competitive local telecommunications services. Through its subsidiary FiberNet Equal Access, LLC, the Company will build and own high-speed redundant digital fiber optic transmission networks within major high rise office buildings and lease bandwidth to carriers to provide connections to tenants. The Company will provide facilities-based local telecommunications carrier services through its subsidiary Local Fiber, LLC, a competitive local exchange carrier (CLEC). FiberNet will enter the New York City market in 1999 with plans to expand its operations throughout the top metropolitan markets in the United States. The developmental nature of the activities is such that inherent risks exist in the Company's operations. Expenses incurred have primarily been research and development, administrative and marketing costs. After services have been successfully introduced into the market, additional time may be necessary before significant revenues are realized. During this time, the Company may require additional funds that may not be available.

         Certain of the Company's significant shareholders are committed to fund operations through December 31, 1999. The Company is actively searching additional financing for continued construction of its networks and its operating losses. The Company also believes proceeds from asset sales would be available to fund operations if required.

         The Company has in force and is materially dependant on agreements with other entities to provide access to networks and other carriers facilities, access to buildings and experience to obtain permits and meet regulatory requirements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         d)     Deferred Charges and Other Assets

                Deferred charges consist primarily of rental deposits and financing costs. Financing costs as of December 31, 1997 were amortized over the term of the related loan agreement. These costs were expensed during the year ended December 31, 1998. See
                Note 5.

         e)     Property Plant and Equipment

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         f)     Fair Value of Financial Instrument

                Due to short maturities, the Company estimates that the carrying value of its financial instruments approximates fair value.

         g)     Earnings per Share

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted EPS that was required. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997 for year ended December 31, 1998 and 1997.

                On November 24, 1997, the Company's Board of Directors approved a three and a half for one stock split of its common stock. All references in the Financial Statement and notes thereto included in this Form 10-K report to the number of common shares and per share amounts reflects the stock split and the effect of SFAS 128.

                               FOR THE YEAR ENDED
                                  DECEMBER 1998

                                                                            PER-SHARE
                                          INCOME             SHARES          AMOUNT
                                       -----------         ----------       ---------
Net loss                               $(2,816,487)               -         $    -
Less:  Preferred stock dividends           (44,387)               -              -
                                       -----------         ----------       ---------
Loss available to common
  shareholders                         $(2,860,874)        15,847,222       $   (0.18)
                                       ===========         ==========       =========

                            FOR THE SIX MONTHS ENDED
                                  DECEMBER 1997

                                                                            PER-SHARE
                                          INCOME             SHARES          AMOUNT
                                       -----------         ----------       ---------
Net loss                               $  (370,562)               -         $   -
Less:  Preferred stock dividends           (30,163)               -             -
                                       -----------         ----------       ---------
Loss available to common
  shareholders                         $  (400,725)        15,000,000       $  (0.03)
                                       ===========         ==========       =========

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Since the loss per share decreases, when convertible preferred shares and outstanding options are included in the computation, those convertible preferred shares and options are antidilutive and are ignored in the computation of diluted EPS.

                The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between tax carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.


3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                   ------------   -----------
         Computer software                         $      2,661   $     2,661
         Leasehold improvements                          69,852         2,984
         Computer equipment                              61,746        10,134
         Office equipment and furniture                 360,639        15,536
         Construction in progress                     4,695,968        62,750
         Power equipment                                190,902           -
         Switching equipment                             45,134           -
                                                   ------------   -----------
         Total                                        5,426,902        94,065
         Accumulated depreciation                       (29,793)       (1,842)
                                                   ------------   -----------
         Property, Plant and Equipment, net        $  5,397,109   $    92,223
                                                   ============   ===========

4.       DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges consist of the following:

                                      DECEMBER 31,  DECEMBER 31,
                                          1998          1997
                                      ------------  ------------
         Rental deposit                $ 363,839            -
         Loan commitment fee
           (See Note 5)                      -        $ 129,000
         Other                               -            2,837
                                       ---------      ---------
         Total Deferred Charges        $ 363,839      $ 131,837
                                       =========      =========


5.       COMMITMENTS AND CONTINGENCIES

         a)     Credit Facilities - Local Fiber, LLC

                On June 4, 1997, Local Fiber, LLC obtained a Credit Facility commitment for project financing associated with its CLEC operations in New York City.

                As of December 31, 1998 this credit facility is no longer available. The cost associated to this line has been expensed.


         b)     Credit Facilities - FiberNet Equal Access, LLC

                On July 28, 1997, FiberNet Equal Access, LLC obtained a Credit Facility commitment for project financing in connection with the purchase and installation of multiple high-speed redundant digital fiber optic transmission networks.

                As of December 31, 1998 this credit facility is no longer available. The cost associated to this line has been expensed and is included in the statement of operations.


6.       LEASES

         The Company has entered into lease agreements for office space in Rochester, New York, a switching center in New York City and for collocation space in seven buildings. Lease expense for the years ended December 31, 1998 and 1997 is $331,288 and $8,334, respectively. Estimated future minimum lease payments are:

                                                     Amount
                                                ---------------
         1999                                   $       812,292
         2000                                           812,292
         2001                                           812,292
         2002                                           812,292
         2003 and thereafter                          4,470,552
                                                ---------------
         Total                                  $     7,719,720
                                                ===============


7.       STOCK OPTIONS

         On November 24, 1997, the Company established an Employee Equity Participation Program. This plan provides that all employees are eligible to receive Incentive Stock Options or Nonstatutory Stock Options. In the case of an optionee who beneficially owns more than ten percent of the Company's outstanding shares as of the time the option is granted, the purchase price of the optioned stock must be fixed at not less than one-hundred and ten percent of the fair market value. Incentive Stock Options may not be exercised after ten years after the date they were granted or after five years in the case of an optionee who beneficially owns more than ten percent of the Company's outstanding shares of common stock. Options shall vest and become exercisable by the optionee at the rate of 20% per year for five years. The Company issued, related to this program, 673,000 and 600,000 stock options during 1998 and 1997, respectively.

         The Company accounts for stock options under APB Opinion No. 25, under which during 1998 and 1997, $127,500 and $0 of compensation cost was recognized. Had compensation cost for this program been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                FOR THE SIX
                                                                MONTHS ENDED
                                                DECEMBER 31,    DECEMBER 31,
                                                    1998            1997
                                                ------------    ------------
         Net loss:               As reported    $  2,816,487    $    370,562
                                 Pro forma      $  3,111,104    $    387,225

         Basic and diluted EPS   As reported    $      (0.18)   $      (0.03)
                                 Pro forma      $      (0.20)   $      (0.03)

         Transactions during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, involving stock options are summarized as follows:

                                                           1998                              1997
                                              -----------------------------     -----------------------------
                                               NUMBER          OPTION PRICE      NUMBER          OPTION PRICE
                                              OF SHARES         PER SHARE       OF SHARES         PER SHARE
                                              ---------        ------------     ---------        ------------
         Options outstanding at the
         beginning of the period                600,000           $ 1.95                -           $    -
         Granted                                673,000             4.64          600,000             1.95
                                              ---------           ------        ---------           ------
         Options outstanding at the
         end of year                          1,273,000             2.98          600,000             1.95
                                              ---------           ------        ---------           ------
         Exercisable at end of year             120,000             1.95                -                -
                                              ---------           ------        ---------           ------
         Weighted average fair value of
         options granted                                          $ 2.63                            $ 1.37

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in December 31, 1998 and 1997: risk-free interest rates of 5.62% and 5.92%; expected dividend yields of 0% and 0%; expected lives of 4 and 7 years and expected volatility of 88.0% and 86.1%, respectively.


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


9.       PREFERRED SHARES

         (a)    Series A Convertible Cumulative Preferred Stock

                As of November 24, 1997 the Company issued 1,000,000 shares out of 5,000,000 shares authorized, at $5.125 per share for gross proceeds of $5,075,000, net of issuance costs. The Company or the holders of the outstanding shares had the right to convert them into common stock, at any time up to November 24, 2000. Each share of preferred stock could be converted into one share of common stock.

                Dividend

                The holders were entitled to receive annual cumulative dividends at the rate of six percent based on a liquidation value of $5.125 per share.

                As of February 24, 1998, the Company paid the dividend to the Series A convertible preferred cumulative stock for $75,000 and converted all of the Series A convertible preferred stock into common stock. As of December 31, 1997, $30,163 of this dividend had been accrued in the financial statements.

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


10.      RELATED PARTY TRANSACTIONS

         The Company capitalized services from Petrocelli Electrical Services, a related party, of approximately $2,500,000 and $12,000 during 1998 and 1997, respectively. Additionally, the Company expensed approximately $140,000 and $20,000 of consultant fees from this related party during 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company had a payable of $1,208,048 and $152,595, respectively.

         The Company capitalized services approximately $57,000 and $6,000 of consulting services from Landtel Communications, a related party during 1998 and 1997, respectively. Additionally, the Company expensed approximately $57,000 and $100,000 of consultant fees from this related party during 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company had a payable of $163,347 and $87,405, respectively.

         The Company purchased approximately $75,000 of consulting fees from LPS Consultants, a related party, during 1998. As of December 31, 1998, the Company had a payable of $16,670.


11.      INCOME TAXES

         The Company is subject to New York State and local taxes, as well as federal income taxes. The Company had cumulative expenses relating to new business development costs of approximately $3,500,000 and $750,000 for December 31, 1998 and 1997, respectively, that are not currently deductible for income taxes. Full valuation allowances have been recorded for the deferred tax assets related to this temporary difference.


12.      EMPLOYMENT CONTRACTS

         The Company has various employment contracts with key executive employees. The total compensation under these contracts for 1999 and the future years is as follows:

                           DECEMBER 31,    AMOUNT
                           ------------  -----------
                           1999          $   525,000
                           2000              525,000
                                         -----------
                           Total         $ 1,050,000


13.      MINORITY INTEREST

         The ownership of Local Fiber, LLC is divided into Class A Members (the Company) owning 90% and Class B Members owning 10%. The Class A Members have requested that Class B Members enter into a License Agreement with the Company, and as an inducement therefore, the Class A Members have made capital contributions on behalf of Class B Members in connection with each Class A Members' capital contribution.

14.      RECENT ACCOUNTING PRONOUNCEMENTS:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standard No. 132, "Employer's Disclosure about Pension and Other Post Retirement Benefits" which are effective for the Company's fiscal 1998 financial statements. During the year ended December 31, 1998 and six months ended December 31, 1997, the Company had no items of comprehensive income. The Company is also only in one segment. Furthermore, the Company does not have any defined benefit plans, therefore, additional disclosure are not applicable to the notes of the financial statements.

         In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Position 98-5, "Reporting on the Costs of Start up Activities" ("SOP 98-5") were issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 1999 but since it does not have derivatives currently, there will be no impact on the financial statements or disclosures. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include preopening costs, preoperating costs, organization costs, and start-up costs. The Company will adopt SOP 98-5 in fiscal 1999. As of December 31, 1998, the Company does not have any start up costs capitalized on its balance sheet. Therefore, there will be no impact on the financial statements.