Form 10QSB
period 1999-03-31
FIBERNET TELECOM GROUP INC\
filed 1999-05-17
CIK 1001868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

       (Mark One)

       /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended:      March 31, 1999

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


                   570 Lexington Avenue,  New York, New York 10022

                    (Address of Principal Executive Offices)

                                 212-421-4900
                 Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former fiscal Year,
                          if Changed Since Last Report)

                  100 Town Centre Drive, Rochester, New York 14623
                                    716-340-2200

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    X
Yes___   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       The number of shares outstanding of each of issuer's classes of common equity, as of April 30, 1998, was 16,000,000 shares of Common Stock, $.001 par value.

       Transitional Small Business Disclosure Format (check one):

            X
 Yes___  No___

                         PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             See attached.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         FiberNet Telecom Group, Inc. ("FiberNet" or the "Company") is a development stage holding company dedicated to delivering integrated telecommunications products and services in tier-one major metropolitan service areas ("MSA's") throughout the United States. The Company intends to initially focus its operations in the New York City marketplace and pursue a "carrier's carrier" marketing strategy, selling primarily to telecom carriers and other communication service providers. FiberNet conducts its business through its direct and indirect subsidiaries, including FiberNet Telecom, Inc.

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

FIBERNET EQUAL ACCESS, LLC

         Equal Access' business strategy is to provide high-bandwidth carrier-class fiber and copper transport via intra-building networks in large Class-A commercial office buildings and to lease digital circuits to carriers. Management believes this strategy is unique in last mile telecommunications solutions.

         Overview. Management believes Equal Access will become a leading building transmission provider by creating in-building high-speed, high-capacity fiber optic and copper networks, which it links to existing external fiber optic networks, thus delivering a high-speed, seamless link between users and the data and voice information they are sending and receiving. These services will be leased on a flat rate monthly fee basis, in addition to an installation charge, at DS-1 and DS-3 circuit levels. Equal Access intends to include a Digital Subscriber Line ("DSL") product for carriers as part of its service offerings.

         Management believes Equal Access' fiber intra-building network, called a Premise Distribution System ("PDS") efficiently supports the increased flow of information that has outgrown the transmission capabilities of copper-wire only systems. A PDS will connect various types of voice, data, and video communication devices, switching equipment and information management systems together, and to external fiber optic networks. Equal Access intends to focus on delivering PDS technology to Class-A (generally with a minimum of 500,000 square feet) commercial office buildings. In order to provide carrier connectivity in a building, Equal Access generally intends to build a 1,000 to 1,500 square foot Network Interface Equipment Room in the basement of each building. This is the collocation facility within a building that interconnects the carriers' networks to Equal Access' intra-building network.

         Business Strategy. Equal Access' business strategy will focus on securing multi-year license agreements from building owners/managers in their buildings. In exchange for these agreements, each building owner receives a redundant state of the art fiber optic telecommunications network at no cost as well as a percentage share of the revenues generated by Equal Access in its building.

LOCAL FIBER, LLC

         Overview. Management believes Local Fiber will be the first facilities-based carrier to offer an end-to-end, 100% fiber carrier-class network solution. This will be achieved through the interconnection of the Local Fiber network with its sister subsidiary, Equal Access' in-building network. In Manhattan, the Company plans to install a Network Operations Center ("NOC") at 60 Hudson Street and a SONET transmission platform connecting the 384-mile dark fiber network in New York City to buildings served by Equal Access.

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

         Interconnection Arrangements. Local Fiber has executed its first interconnection and co-carrier agreement with Bell Atlantic, and is currently in negotiations with other CLECs and long distance carriers in New York City. This arrangement will provide seamless interconnection between Local Fiber's network and other carriers. Local Fiber will negotiate similar agreements in other markets with the incumbent Regional Bell Operating Company and Local Exchange Carrier.

NETWORK OPERATIONS CENTER

         Both Equal Access and Local Fiber will utilize the NOC located at 60 Hudson street for remote provisioning and fault management. The NOC will be a 24-hour, 365 days-per-year, technology center. The NOC will be responsible for real-time network surveillance, remote rearrangement of circuits and database maintenance for all wiring address and assignment records. In addition, all billing, provisioning and fault management routines will be performed here. The Company expects the NOC to be equipped and operational in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has to date financed its development efforts through direct equity investments from its shareholders. The Company has sustained losses for the period for the three months ended March 31, 1999 of $686,996 and from August 10, 1994 (date of inception) to March 31, 1999 of $3,503,483. These operating losses are due to the development of its telecommunications services businesses and the Company anticipates that such losses to continue as it executes its business plan. Cash used to fund negative EBITDA during the three months ended March 31, 1999 was approximately $279,017, and purchases of property and equipment during the three months ended March 31, 1999 was $108,876.

         The Company's planned operations will require significant capital to fund equipment purchases, engineering and design costs and installation expenses. The Company intends to spend over $100 million through the year 2000 to build-out its initial intra-building construction and network programs which includes the purchase of electronics equipment, DACS equipment, a network control center and monitoring equipment, fiber and copper cable, construction, engineering and design services, and the installation of in-building PDS systems.

         The Company has secured a commitment for an equipment lease line of credit totaling $5.4 million. This line is expected to fund the Company's NOC at 60 Hudson Street, DACS equipment and SONET electronics for both the dark fiber ring, and the PDS systems within the Equal Access buildings. The Company is in the process of negotiating with lenders regarding debt and equity financing, but to date no final commitments have been obtained.

The Company expects to significant growth in employees over the next twelve months as its business plan begins to develop into fully operating businesses. Projected employees are expected to increase from the current total of four to approximately fifty with the majority of the increase in sales, customer service, engineering and operations.

The Company recently closed a $14.1 million financing described in Item 5 herein.

FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company, the Company's business strategy, competition and changes in economic cycles, as well as other factors described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.


                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGE IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         None.


         On May 7, 1999 (the "Closing Date"), the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain purchasers named therein ("Purchasers") for the sale of $13.9 million aggregate amount of 4% to 8% Senior Secured Convertible Notes ("Notes") of the Company and 133,333 shares of Series C Preferred Stock ("Series C Preferred Stock"), each of which is convertible into shares of Common Stock at an exercise price of $1.50 per common share. As part of the sale of the Notes, FiberNet issued approximately 7.9 million five-year warrants ("Warrants") to purchase shares of common stock at $0.67 to $1.50 per share, which are also convertible into shares of Common Stock. The Company may also sell an additional $1.5 million of securities on substantially the same terms as those described above (the above events and the other transactions and events contemplated by the Securities Purchase Agreement are referred to as the transaction ("Transaction")).


         As part of the Transaction, Signal Capital Partners, L.P., Trident Telecom Paratners LLC and one of the Investors, Concordia Telecom Management, L.L.C. will have voting rights for shares of Common Stock beneficially owned by LPS Consultants, Inc. ("LPS"), LTJ Group, Inc. ("LTJ") and SMFS, Inc. ("SMFS"), pursuant to an irrevocable proxy ("Proxy") for the earlier of three years from the Closing Date or the occurrence of other events, including the sale of the Company's Common Stock in a public offering, subject to certain conditions. Including the shares subject to the Proxy, the Purchasers will beneficially own approximately 86% of the Common Stock of the Company assuming conversion of the Warrants, Notes and Series C Preferred Stock and other warrants and options beneficially owned by the Purchasers. In addition, 80,000 shares of the Company's Series B Voting Preferred Stock ("Series B Preferred Stock") beneficially owned by LPS, LTJ and SMFS were redeemed by the Company for $.001 per share and as of the Closing Date, there were no issued and outstanding shares of Series B Preferred Stock.

         As part of the Transaction, the size of the Board of Directors of the Issuer (the "Board") increased from three to six directors, with the addition of Michael S. Liss, Timothy P. Bradley and Richard Sayers on the Closing Date, although Mr. Liss did not commence service as a Director on the Board until May 11, 1999. The Transaction also contemplates that on May 22, 1999, (i) Santo Petrocelli, Sr. Frank Chiaino and Lawrence S. Polan will resign from the Board, and (ii) Roy (Trey) D. Farmer III, Charles J. Mahoney and Joseph Tortoretti will commence their terms as directors. Those persons elected to the Board on the Record Date and commencing their terms as directors on May 22, 1999 will constitute a majority of the directors of the Board of the Issuer.

         The Issuer pledged the shares of stock of its wholly-owned subsidiary, FiberNet Telecom, Inc. ("FTI"), and and FTI pledged limited liability company interests owned by FTI in Fibernet Equal Access, L.L.C. and Local Fiber, L.L.C. as part of the Transaction.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-QSB:

Exhibit No.       Description
-----------       -----------
     2.0          Securities Purchase Agreement, dated as of May 07, 1999
                  (incorporated by reference to Exhibit A to the Issuer's

                  Schedule 13D filed on May 17, 1999)


     4.0 Certificate of Designation of Series C Preferred Stock of the Issuer (incorporated by reference to Exhibit G to the Issuer's Schedule 13D filed on May 17, 1999)

    27.1          Financial Data Schedule

(b) The Issuer did not file and reports on Form 8-K during the period covered by this Form 10Q-SB.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIBERNET TELECOM GROUP, INC.


Date: March 17, 1999                      By:    /s/ Kenneth G. Saperstein
                                                 ------------------------
                                          Name:  Kenneth G. Saperstein
                                          Title: Controller

                            FIBERNET TELECOM GROUP, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                   March 31,             December 31,
                                                     1999                    1998
                                                  ------------           ------------
ASSETS
 Current Assets:
  Cash and cash equivalents                       $    39,824            $   257,384
  Accounts Receivable                                 236,049                309,365
  Other current assets                                  3,144                      -
                                                  ------------           ------------
       Total current Assets                           279,017                566,749

  Property, plant and equipment, net                5,490,549              5,397,109

  Deferred charges                                      2,015                363,839
  Deposits                                            362,413                      -
                                                  ------------           ------------
       Total other assets                             364,428                363,839
                                                  ------------           ------------
TOTAL ASSETS                                      $ 6,133,994            $ 6,327,697
                                                  ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts Payable                                $ 2,020,966            $ 2,587,085
  Accounts payable-related party                    1,905,550              1,387,265
  Accrued Expenses                                    320,556                337,384
  Other accrued expenses                              548,806                      -
                                                  ------------           ------------
       Total Current Liabilities                    4,795,878              4,311,734

 Minority Interest                                     81,217                104,429
 Stockholders' Equity
  Common Stock, $.001 par value, 50,000,000
    shares authorized, 15,000,000 and 16,000,000
    shares issued and outstanding at December 31,
   1998 and March 31, 1999 respectively                16,000                 16,000

  Series B voting Preferred Stock $.001 par value,
   80,000 shares issued and outstanding
   (Preference in involuntary liquidation value,
   $1.00 per share)                                        80                     80
  Additional Paid in Capital                        5,406,585              5,465,564
  Deficit accumulated during the development
   stage                                           (3,478,770)            (3,570,110)
  Current Income/(Loss)                              (686,996)                     -
                                                  ------------           ------------
 Total stockholders' equity                         1,338,116              2,015,963
                                                  ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 6,133,994            $ 6,327,697
                                                  ============           ============

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE ENDED MARCH 31, 1999 AND 1998
    AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO MARCH 31, 1999

                                         UNAUDITED
                                                                              PERIOD FROM
                                         FOR THE THREE MONTHS ENDED           INCEPTION TO
                                      March 31,            March 31,            MARCH 31,
                                       1999                  1998                  1999
                                     -----------          -----------         ------------
Sales                                $        -            $       -          $         -
Cost of Sales                                 -                    -                    -
                                     -----------          -----------         ------------
Gross Profit                                  -                    -                    -
Operating expenses:
     General and administrative         624,496               522,967           3,491,604
     Other expense-related party         62,500                20,834             334,500
                                     -----------          -----------         ------------
Total operating expenses                686,996               543,801           3,826,104
                                     -----------          -----------         ------------
Loss from operations                   (686,996)             (543,801)         (3,826,104)
Interest Income                               -                49,279             156,392
                                     -----------           -----------        ------------
  Loss before minority interest        (686,996)             (494,522)         (3,669,712)
Minority Interest                             -                34,982             166,229
                                     -----------           -----------        ------------
Net Income (Loss)                    $ (686,996)           $ (459,540)        $(3,503,483)
                                     ===========           ===========        ============

Earnings per share
     Basic and diluted                   ($0.04)              ($0.03)             ($0.02)
                                     -----------          -----------        ------------
Weighted average shares outstanding  16,000,000           15,400,000          15,923,611
                                     -----------          -----------        ------------

The accompanying notes are an integral part of these consolidated statements.

                                 FIBERNET TELECOM GROUP, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
           AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO MARCH 31, 1999
                                              UNAUDITED

                                                                                                        PERIOD FROM
                                                                     FOR THE THREE MONTHS ENDED        INCEPTION TO
                                                                   March 31,            March 31,         MARCH 31,
                                                                     1999                 1998               1999
                                                                  -----------          -----------      ------------
Cash flows from operating activities:
Net Loss                                                          $ (686,996)         $  (459,540)      $(4,257,106)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                      4,342                2,500            35,105
    Shareholder stock option                                               -               31,875           127,500
    Amortization & write-off of deferred charges                           -                    -           283,524
    Minority Interest                                                (23,212)             (28,847)         (195,887)
    Change in assets and liabilities:
    (Increase) decrease accounts receivable                           73,316                    -          (236,049)
    (Increase) decrease prepaid rent                                       -                    -             3,954
    Increase (decrease) in other assets                               (3,733)            (252,469)         (459,763)
    Increase (decrease) in accounts payable and accrued expenses     136,505              115,091         2,270,207
                                                                  -----------          -----------      ------------
    Net cash used by investing activities                           (499,778)            (591,390)       (2,429,485)

Cash flows from investing activities:
    Other Assets                                                           -                    -              (800)
    Capital Expenditures                                             (93,440)            (273,782)       (3,264,997)
                                                                  -----------          -----------      ------------
Cash used in investing activities                                    (93,440)            (273,782)       (3,265,797)

Cash flows from financing activities:
    Loan from related party                                          380,000                    -           380,000
    Payment of preferred dividend                                          -              (75,000)          (75,000)
    Capital Contributed                                                    -                    -         5,814,448
                                                                  -----------          -----------      ------------
Cash provided from financing activities                              380,000              (75,000)        5,739,448

Net increase (decrease) in cash                                     (217,560)            (940,173)           39,824
Cash at beginning of period                                          257,384            5,146,327           257,384
                                                                  -----------          -----------      ------------
Cash at end of period                                             $   39,824           $4,206,154        $  297,208
                                                                  ===========          ===========      ============

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


2.     LEASE CONTRACTS

       The Company has entered into lease agreements for office space in Rochester, a switching center in New York City, and for collocation space in seven buildings. Lease expense for the three months ended March 31, 1998 was $251,826. Estimated future minimum lease payments are:

                          1999                 $   812,292
                          2000                 $   812,292
                          2001                 $   812,292
                          2002                 $   812,292
                          2003 and thereafter  $   812,292
                                               -----------
                          Total......          $ 4,061,460
                                               ===========


3.     EARNINGS PER SHARE

       Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). As shown in the statement of operations, basic earnings per share as of December 31, 1998 and March 31, 1999 is calculated using the weighted average shares outstanding as of December 31, 1998 and March 31, 1999 respectively. Since the loss per share decreases when outstanding options are included in the computation, those options are antidilutive and are ignored in the computation of diluted earning per share.



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