Form 10QSB
period 1999-06-30
FIBERNET TELECOM GROUP INC\
filed 1999-08-13
CIK 1001868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended:    June 30, 1999

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

                                  212-421-4900
                (Issuer's Telephone Number, Including Area Code)


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

Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of issuer's classes of common equity, as of August 03, 1999, was 16,351,529 shares of Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):

Yes | |  No |X|

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         See attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

         FiberNet Telecom Group, Inc. (together with its subsidiaries, "FiberNet" or the "Company") is a facilities-based, fiber optic telecommunications carrier dedicated to delivering integrated telecommunications products and services in tier-one major metropolitan service areas ("MSAs") throughout the United States. The Company intends initially to focus its operations in the New York City greater metropolitan area and pursue a "carriers' carrier" marketing strategy, selling primarily to telecommunications carriers, Internet service providers and other communication service providers. Management believes there is a the need for greater broadband capacity due to the growth of the Internet and data communications and the favorable regulatory environment created by the Telecommunications Act of 1996. The Company is dedicated to solving the bottleneck of the true commercial last mile to the customer premise by providing end-to-end network connectivity from the telephone closet on the customer premise in commercial office properties to the carrier interconnection point.

         The Company operates through its two subsidiaries, FiberNet Equal Access, LLC ("Equal Access") and Local Fiber, LLC ("Local Fiber").

         Equal Access specializes in designing, building and operating fiber optic in-building transmission networks ("FINs") in Class A, multi-tenant commercial office buildings generally with a minimum of 500,000 square feet ("On-Net Buildings") through licensing agreements with building owners. Equal Access leases digital circuits on its FINs to other telecommunications providers.

         Local Fiber intends to provide carrier-class connectivity between Equal Access' On-Net Buildings and "Carrier Points", which include any location (excluding On-Net Buildings) where carriers would terminate broadband traffic. Carrier Points could include carrier hotels, central offices and other points-of-presence ("POPs"). Local Fiber also has the exclusive right of use for up to eight strands (four of which are presently usable) of Metromedia Fiber Network Inc.'s fiber backbone in New York City at no cost to FiberNet for an initial term of 12 years, with a 15 year renewal at no cost at the Company's request.

         To date, FiberNet has not generated any revenues. Successful implementation of its business plan, as described herein, will depend upon many factors, including, but not limited to, the ability to raise adequate financing.

FIBERNET EQUAL ACCESS, LLC

         Equal Access intends to provide high-bandwidth, carrier-class transport services via fiber optic in-building networks in Class A commercial office buildings. Equal Access' FINs will connect to Local Fiber's fiber optic backbone in the local loop, delivering a seamless high-speed, high-capacity link between users and the data, video and voice information they are sending and receiving. The FINs will be fully redundant, SONET (Synchronous Optical Network) rings with a self-healing architecture and diversely routed fiber, yielding carrier-class reliability. These networks will be capable of quickly provisioning fully scaleable transport services at the DS-1 through the OC-12 circuit levels to the telephone closet on every floor in On-Net Buildings. Services will be leased on a wholesale basis to any other telecommunications carriers on a monthly rate basis, in addition to an installation charge and certain other applicable fees. The Company believes in the "free choice" of tenants in On-Net Buildings to select their service providers.

         Management believes Equal Access' FINs will efficiently support the increased flow of information that has outgrown the transmission capabilities of existing copper-wire systems. A FIN will connect various types of data, video and voice communication devices, switching equipment and information management systems to external fiber optic networks. Equal Access intends to focus on securing multi-year license agreements with building owners to deploy its FINs in On-Net Buildings. In order to provide carrier connectivity in a building, Equal Access generally intends to build a 1,000 to 1,500 square foot common equipment room in the basement of each building. This is the collocation facility within an On-Net Building where the FIN interconnects to Local Fiber's backbone or other carriers' networks.

LOCAL FIBER, LLC

         FiberNet intends to offer end-to-end, fiber optic carrier-class network connectivity through the interconnection of the Local Fiber network with Equal Access' FINs. Local Fiber has the exclusive right of use for up to eight strands (four of which are presently usable) of Metromedia Fiber Network Inc.'s New York City fiber backbone, representing 48 route miles and 384 fiber miles. (Fiber miles mean the number of strands of fiber contained in a length of fiber optic cable multiplied by the length of cable in miles. Route miles mean the number of miles spanned by fiber optic cable calculated without including physically overlapping segments of cable.) Local Fiber intends to light OC-48 SONET rings on two of these eight strands providing connectivity between the Company's On-Net Buildings and multiple Carrier Points, and as demand increases, Local Fiber intends to light additional strands. Local Fiber's network will deliver the same levels of quality, reliability and scalability, as Equal Access' FINs. The self-healing fiber architecture will consist of diversely routed fibers that will provide a consistent quality of service.

         The Company has a 13,400 square feet facility at 60 Hudson Street in New York City (the "60 Hudson Facility"). Management believes that 60 Hudson Street is the location of one of the largest carrier hotels in the New York City metropolitan area. Management believes that the 60 Hudson Facility is a critical Carrier Point for the Company because it will provide a point of interconnectivity to major Tier 1 telecommunications carriers and many other Tier 2 and Tier 3 providers. Local Fiber intends to utilize the 60 Hudson Facility to (i) locate its transmission and networking equipment, (ii) operate its Network Operations Center ("NOC"), and (iii) offer collocation space to other carriers. The Company's NOC will be responsible for providing real-time monitoring of FiberNet's national network, including all FINs, 24 hours per day and 365 days per year. Network surveillance, remote rearrangement of circuits and database maintenance for all wiring address and assignment records will be managed from the NOC. In addition, the NOC will be responsible for all provisioning and fault management processes.

         Local Fiber initially intends to focus on wholesale transport services in the New York City metropolitan area between the Company's On-Net Buildings, Carrier Points and other POPs. Local Fiber intends to lease circuits at a monthly rate to other telecommunications carriers, in addition to charging an installation charge and certain other applicable fees. Local Fiber also intends to offer collocation space at the 60 Hudson Facility, in addition to other various transport and network support services.

         Local Fiber is currently negotiating interconnection and co-carrier agreements with telecommunications carriers and service providers. These arrangements are intended to provide connectivity between Local Fiber's network and the networks of other carriers. Local Fiber intends to establish interconnection agreements with telecommunications carriers in New York and other markets.

CORPORATE STRUCTURE

         FiberNet conducts its business through its direct and indirect subsidiaries. FiberNet Telecom, Inc., a Delaware corporation, is an intermediate level holding company and a direct, wholly-owned subsidiary of FiberNet Telecom Group, Inc. FiberNet Telecom, Inc. holds the Company's interests in two operating subsidiaries, Equal Access and Local Fiber. Both subsidiaries are New York limited liability companies. FiberNet Telecom, Inc. owns 90% of the membership interests of Local Fiber, and Metromedia Fiber Network,

Inc. owns the remaining 10% of the membership interests. FiberNet Telecom, Inc. owns 100% of the membership interests of Equal Access.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has to date financed its development efforts through direct equity investments from its shareholders and the issuance of additional debt and equity securities in private transactions. The Company has sustained losses for the six months ended June 30, 1999 of $3,294,401 and from August 10, 1994 (date of inception) to June 30, 1999 of $6,864,511. These operating losses are due to the development of the Company's telecommunications operations, and the Company anticipates that such losses will continue as it executes its business plan. Cash used to fund operating activities during the six months ended June 30, 1999 was $3,998,332, and purchases of property, plant and equipment during the six months ended June 30, 1999 were $5,037,610.

         The Company's planned operations will require significant capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. The Company anticipates spending over $100 million through the fiscal year 2000 for the construction of its FINs, expansion of local area loops and backbones, the development of additional Carrier Points and other network programs, which include the purchase of equipment, fiber cable, and additional construction, engineering and design services.

         To date, the Company has secured a commitment for an equipment lease line of credit totaling $5.4 million, of which $2.9 million was outstanding as of June 30, 1999. On May 7, 1999, the Company issued $14.1 million of Senior Secured Convertible Notes due 2004 and Series C Preferred Stock (see Part II,
Item 5. OTHER INFORMATION). FiberNet has had on-going discussions with sources of additional financing. As a result, the Company may also consider from time to time private or public sales of additional equity or debt securities, entering into credit facilities and other financings, depending upon market conditions, in order to finance the continued operations of its business. To date, no final commitments have been obtained. There can be no assurance that the Company will be able to successfully consummate any such financing at all, or on acceptable terms.

         The Company expects to experience significant growth in employees over the next twelve months as its operations increase. To date, the Company has out-sourced its principal network design and construction functions. However, the Company intends to hire a significant number of new personnel over the next twelve months, with the majority of the increase in engineering and operations, as well as sales and marketing.

RECENT DEVELOPMENTS

         FiberNet has decided to decommission its partially installed Lucent 5ESS-2000 telecommunications switch that is currently located at the Company's 60 Hudson Facility. The Company currently does not intend to pursue a retail CLEC strategy. Consequently, the switch is no longer necessary to execute the Company's current business strategy and operating plan. The Company is currently exploring various alternatives with respect to the disposition of the switch. The Company recorded a non-recurring expense of $593,248 in the second quarter ended June 30, 1999, representing the cost of de-installation and restocking by Lucent.

         The Company has decided to relocate its network operations center from its facility in Rochester, New York and will establish its NOC in the 60 Hudson Facility in New York City. The Company is currently evaluating its alternatives with respect to the facility in Rochester. However, to date no final agreements or commitments have been made.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On May 7, 1999 (the "Closing Date"), the Company entered into a securities purchase agreement (the "Securities Purchase Agreement') with certain investors, including Signal Capital Partners, L.P. ("Signal"), Trident Partners LLC ("Trident") and Concordia Telecom Management, L.L.C. ("Concordia"), for the sale of $14.1 million of securities, consisting of $13.9 million aggregate amount of 4% to 8% Senior Secured Convertible Notes due 2004 (the "Convertible Notes") and 133,333 shares of convertible Series C Preferred Stock with an aggregate redemption value of $0.2 million, or $1.50 per share, (the "Series C Preferred Stock" and together with the Convertible Notes, the "Securities"). The Securities are convertible into shares of the Company's common stock at a conversion price of $1.50 per share. The Convertible Notes are secured by a pledge by the Company of the shares of common stock of its wholly-owned subsidiary, FiberNet Telecom, Inc. ("FTI"), and by a pledge by FTI of the limited liability company membership interests owned by FTI in Equal Access and Local Fiber. Together with the sale of the Convertible Notes, the Company issued approximately 7.9 million warrants to purchase common stock to the purchasers of the Convertible Notes (the "Warrants"). The Warrants are exercisable at $0.67 to $1.50 per share and expire five years after the Closing Date. The above events and the other transactions and events contemplated by the Securities Purchase Agreement are hereinafter referred to as the "Transaction."

         As part of the Transaction, Signal, Trident and Concordia received the voting rights for shares of common stock beneficially owned by LPS Consultants, Inc., LTJ Group, Inc., and SMFS, Inc. pursuant to an irrevocable proxy (the "Proxy") for the earlier of three years from the Closing Date or the occurrence of certain events, including the sale of the Company's common stock in a public offering, subject to certain conditions. Including the shares subject to the Proxy, Signal, Trident and Concordia will beneficially own approximately 84.5% of the common stock of the Company, assuming conversion of the Convertible Notes and Series C Preferred Stock and exercise of the Warrants and other warrants and options beneficially owned by Signal, Trident and Concordia. In addition, 80,000 shares of the Company's Series B Voting Preferred Stock ("Series B Preferred Stock") beneficially owned by LPS Consultants, Inc., LTJ Group, Inc., and SMFS, Inc. were redeemed by the Company for $.001 per share. As of the Closing Date, there were no issued and outstanding shares of Series B Preferred Stock.

         As part of the Transaction, the size of the Board of the Directors of the Company (the "Board") was increased from three to six directors, with the addition of Michael S.

Liss, Timothy P. Bradley and Richard Sayers as of the Closing Date, although Mr. Liss did not commence service as a director on the Board until May 11, 1999. As part of the Transaction, (i) Santo Petrocelli, Sr., Frank Chiaino and Lawrence
S. Polan resigned from the Board and (ii) Roy (Trey) D. Farmer III, Charles J. Mahoney and Joseph Tortoretti commenced their terms as directors. In addition to being directors of the Company, Mr. Liss is the President and Chief Executive Officer of the Company, and Mr. Farmer is the Executive Vice President.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-QSB:

Exhibit
Number                                 Description
4.1 Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit G of the Company's
                  Schedule 13D, dated May 17, 1999).
4.2 Form of 8% Senior Secured Convertible Note (incorporated by reference to Exhibit B of the Company's Schedule 13D, dated May 17, 1999).
4.3 Form of 4% Senior Secured Convertible Note (incorporated by reference to Exhibit D of the Company's Schedule 13D, dated May 17, 1999).
4.4 Form of Warrant (incorporated by reference to Exhibit E of the Company's Schedule 13D, dated May 17, 1999).
4.5 Form of Warrant (incorporated by reference to Exhibit F of the Company's Schedule 13D, dated May 17, 1999).
27.1              Financial Data Schedule
99.1 Securities Purchase Agreement dated as of May 7, 1999 by and among the Company and the purchasers listed therein (incorporated by reference to Exhibit A of the Company's
                  Schedule 13D, dated May 17, 1999).
99.2 Stockholders Agreement dated as of May 7, 1999 by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit H of the Company's Schedule 13D, dated May 17, 1999).
99.3 Registration Rights Agreement dated as of May 7, 1999 by and among the Company the stockholders listed therein (incorporated by reference to Exhibit I of the Company's
                  Schedule 13D, dated May 17, 1999).
99.4 Proxy for LPS Consultants, Inc., dated May 7, 1999 (incorporated by reference to Exhibit J of the Company's
                  Schedule 13D, dated May 17, 1999).
99.5 Proxy for SMFS, Inc. dated May 7, 1999 (incorporated by reference to Exhibit K of the Company's Schedule 13D, dated May 17, 1999).
99.6 Proxy for LTJ Group, Inc. dated May 7, 1999 (incorporated by reference to Exhibit L of the Company's Schedule 13D, dated May 17, 1999).
99.7 Series B Voting Preferred Stock Redemption Agreement dated May 7, 1999 by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit M of the Company's Schedule 13D, dated May 17, 1999).

(b) The Issuer did not file any reports on Form 8-K during the period covered by this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIBERNET TELECOM GROUP, INC.


Date: August 12, 1999                  By: /s/ Kenneth G. Saperstein
                                       ---------------------------------
                                       Name:  Kenneth G. Saperstein
                                       Title: Controller

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                   June 30,      December 31,
                                                                     1999            1998
                                                                 ------------    ------------
ASSETS
Current Assets:
      Cash and cash equivalents                                  $  6,779,372    $    257,384
      Accounts receivable                                              33,744         309,365
      Other current assets                                            161,770            --
                                                                 ------------    ------------
         Total current assets                                       6,974,886         566,749

   Property, plant and equipment, net                              10,441,752       5,397,109

   Deferred charges, net                                              923,700            --
   Other assets                                                     1,307,630         363,839
                                                                 ------------    ------------
         Total other assets                                         2,231,330         363,839
                                                                 ------------    ------------
TOTAL ASSETS                                                     $ 19,647,968    $  6,327,697
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                           $  1,650,048    $  2,587,085
      Accounts payable-related party                                     --         1,387,265
      Interest payable                                                134,672            --
      Accrued expenses                                                712,028         337,384
                                                                 ------------    ------------
         Total current liabilities                                  2,496,748       4,311,734


   Long-Term Liabilities:
      Notes payable                                                 2,895,116            --
      Senior Secured Convertible Notes due 2004                    11,574,297            --
                                                                 ------------    ------------
         Total long-term liabilities                               14,469,414            --


   Total Liabilities                                               16,966,162       4,311,734


   Minority Interest                                                   17,807         104,429

con'd.

   Stockholders' Equity:
      Common Stock, $.001 par value, 50,000,000
      shares authorized, 16,351,529 and 16,000,000
      shares issued and outstanding at June 30,
      1999 and December 31,1998, respectively                          16,352          16,000

      Series B Voting Preferred Stock $.001 par value,
      80,000 shares issued and outstanding at December 31,1998
      (Preference in involuntary liquidation value,
      $1.50 per share)                                                   --                80

      Series C Voting Preferred Stock $.001 par value,
      133,333 shares issued and outstanding at June 30, 1999
      (Preference in involuntary liquidation value,
      $1.50 per share)                                                200,000            --


      Additional paid in capital                                    9,312,158       5,465,564
      Deficit accumulated during the development stage             (6,864,511)     (3,570,110)
                                                                 ------------    ------------

   Total stockholders' equity                                       2,663,999       1,911,534
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 19,647,968    $  6,327,697
                                                                 ============    ============

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO JUNE 30, 1999

                                                                       PERIOD FROM
                                         FOR THE SIX MONTHS ENDED      INCEPTION TO
                                          June 30,       June 30,        JUNE 30,
                                           1999            1998            1999
                                       ------------    ------------    ------------
Revenues                               $       --      $       --      $       --
Cost of revenues                               --              --              --
                                       ------------    ------------    ------------
Gross profit                                   --              --              --

Operating expenses:
         General and administrative       2,291,783       1,082,318       5,841,934
         Non-recurring expenses             890,338            --           890,338
         Other expense-related party           --            39,143         392,000
                                       ------------    ------------    ------------
Total operating expenses                  3,182,121       1,121,461       7,124,272
                                       ------------    ------------    ------------
Loss from operations                     (3,182,121)     (1,121,461)     (7,124,272)

Interest income                              46,330          98,660         228,902
Interest expense                           (245,232)           --          (245,232)
                                       ------------    ------------    ------------
Loss before minority interest            (3,381,023)     (1,022,801)     (7,140,602)

Minority interest                            86,622          75,303         276,091
                                       ------------    ------------    ------------
Net income (loss)                      $ (3,294,401)   $   (947,498)   $ (6,864,511)
                                       ============    ============    ============

Earnings per share
         Basic and diluted             $      (0.21)   $      (0.06)   $      (0.45)
                                       ------------    ------------    ------------
Weighted average shares outstanding      16,025,248      15,701,657      15,278,035
                                       ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                  FOR THE THREE MONTHS ENDED
                                                    June 30,         June 30,
                                                     1999              1998
                                                 ------------      ------------
Revenues                                         $       --        $       --
Cost of revenues                                         --                --
                                                 ------------      ------------

Gross profit                                             --                --

Operating expenses:
         General and administrative                 1,547,150           559,351
         Non-recurring expenses                       890,338              --
         Other expense-related party                     --              18,309
                                                 ------------      ------------

Total operating expenses                            2,437,488           577,660
                                                 ------------      ------------
Loss from operations                               (2,437,488)         (577,660)

Interest income                                        45,287            49,381
Interest expense                                     (245,232)             --
                                                 ------------      ------------
Loss before minority interest                      (2,637,433)         (528,279)

Minority interest                                      63,765            40,321
                                                 ------------      ------------
Net income (loss)                                $(2,573,668)      $   (487,958)
                                                 ============      ============

Earnings per share
         Basic and diluted                       $      (0.16)     $      (0.03)
                                                 ------------      ------------
Weighted average shares outstanding                16,050,218        16,000,000
                                                 ------------      ------------

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
      AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO JUNE 30, 1999

                                                                                          PERIOD FROM
                                                            FOR THE SIX MONTHS ENDED      INCEPTION TO
                                                             June 30,       June 30,        JUNE 30,
                                                              1999           1998            1999
                                                          ------------    -----------    ------------
Cash flows from operating activities:
Net income (loss)                                         $ (3,294,401)   $  (947,498)   $ (6,864,511)
         Adjustments to reconcile net loss to
             net cash used in operating activities:
         Depreciation and amortization                            --           10,080          29,793
         Amortization & write-off of deferred charges          110,560           --           394,084
         Minority interest                                     (86,622)       (52,290)       (259,297)
         Other non-cash expenses                             1,086,706         63,750       1,214,206
         Change in assets and liabilities:
             (Increase) decrease accounts receivable           275,620           --           (33,745)
             (Increase) decrease other current assets         (161,770)      (308,945)       (613,846)
             (Increase) decrease other assets                   (1,290)          --            (2,090)
             Increase (decrease) in accounts payable        (1,843,283)       609,175         (46,965)
             Increase (decrease) in interest payable           134,672           --           134,672
             Increase (decrease) in accrued expenses          (218,604)          --           118,780
                                                          ------------    -----------    ------------
         Net cash used by operating activities              (3,998,412)      (625,728)     (5,928,919)

Cash flows from investing activities:
         Capital expenditures                               (5,037,610)    (1,310,429)     (8,209,167)
                                                          ------------    -----------    ------------
Cash used in investing activities                           (5,037,610)    (1,310,429)     (8,209,167)

Cash flows from financing activities:
         Proceeds from equipment financing                   2,895,116           --         2,895,116
         Proceeds from issuance of debt securities          11,494,100           --        11,494,100
         Proceeds from issuance of equity securities         2,605,900           --         7,680,900
         Costs relating to issuance of securities           (1,437,106)          --        (1,437,106)
         Payment of dividends                                     --          (75,000)        (75,000)
         Capital contributed                                      --             --           359,448
                                                          ------------    -----------    ------------
Cash provided from financing activities                     15,558,010        (75,000)     20,917,458
                                                          ------------    -----------    ------------
Net increase (decrease) in cash                           $  6,521,988    $(2,011,157)   $  6,779,372

Cash at beginning of period                               $    257,384    $ 5,146,327    $       --
Cash at end of period                                     $  6,779,372    $ 3,135,170    $  6,779,372
                                                          ============    ===========    ============
Interest paid                                             $       --      $      --      $       --
Income taxes paid                                         $       --      $      --      $       --

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated interim financial statements, and accompanying notes, included herein have been prepared by FiberNet Telecom Group, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to stockholders (Form 10-KSB for the fiscal year ended December 31, 1998).

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

         The Company has the exclusive right of use for up to eight strands (four of which are presently usable) of Metromedia Fiber Network Inc.'s fiber backbone in New York City at no cost to FiberNet for an initial term of 12 years, with a 15 year renewal at no cost at the Company's request. The Company has recorded this asset at the lower of cost or value on its consolidated balance sheets. Therefore, the balance included in property, plant and equipment, net as of June 30, 1999 and December 31, 1998 is $0 (zero dollars) for these eight strands of fiber.

3.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into lease agreements for office space in Rochester, New York and New York, New York and for other space relating to the Company's operations. Lease expense for the six months ended June 30, 1999 was $543,788. Estimated future minimum lease payments are:

                       1999                   $   770,400
                       2000                       770,400
                       2001                       770,400
                       2002                       770,400
                       2003                       770,400
                       2004 and thereafter      2,311,200
                                              -----------
                       Total                  $ 6,163,200
                                              ===========

         The Company has signed various contracts with engineering consulting firms and building management companies. The Company is committed to make cash payments and provide other consideration relating to these contracts totaling approximately $13 million by fiscal year end, of which $1,375,000 has already been paid by the Company.

         The Company also has entered into an equipment leasing agreement requiring the payment of $2.9 million over a five year period commencing August 1999. This amount has been included as notes payable on the consolidated balance sheet as of June 30, 1999.

4.       EARNINGS PER SHARE

         Basic earnings per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). As shown in the statement of operations, basic earnings per share for the six months ended June 30, 1999, the six months ended June 30, 1998 and the period from inception (August 10, 1994) to June 30, 1999 are calculated using the weighted average shares outstanding for those respective periods. Since the net loss per share for the periods presented decreases when outstanding options and the conversion of convertible securities are included in the computation of weighted average shares outstanding, those options and convertible securities are anti-dilutive and are not included in the computation of diluted earning per share. As of June 30, 1999 assuming the exercise of all outstanding, vested options and warrants and the conversion of all convertible securities, the Company would have had
35.4 million shares of common stock outstanding.

5.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Since the Company does not use derivative instruments nor hedging activities in its operations, adopting Statement 133 does not have material impact on our financial statements.

6.       RECENT TRANSACTIONS

         On May 7, 1999 (the "Closing Date"), the Company entered into a securities purchase agreement with certain investors, including Signal Capital Partners, L.P., Trident Partners LLC and Concordia Telecom Management, L.L.C., for the sale of $14.1 million of securities, consisting of $13.9 million aggregate amount of 4% to 8% Senior Secured Convertible Notes due 2004 (the "Convertible Notes") and 133,333 shares of convertible Series C Preferred Stock with an aggregate redemption value of $0.2 million, or $1.50 per share, (the "Series C Preferred Stock," together with the Convertible Notes, the "Securities"). The Securities are convertible into shares of the Company's common stock at a conversion price of $1.50 per share, which represented the approximate fair market value of the Company's common stock when the conversion price of the Securities was determined. The Convertible Notes are secured by a pledge by the Company of the shares of common stock of its wholly-owned subsidiary, FiberNet Telecom, Inc. ("FTI"), and by a pledge by FTI of the limited liability company membership interests owned by FTI in FiberNet Equal Access, LLC and Local Fiber, LLC. Together with the sale of the Convertible Notes, the Company issued approximately 7.9 million warrants to purchase common stock to the purchasers of the Convertible Notes (the "Warrants"). The Warrants are exercisable at $0.67 to $1.50 per share and expire five years after the Closing Date.

         In connection with the issuance of the Convertible Notes and the related Warrants, the Company recorded an original issue discount on the Convertible Notes in the amount $2,405,900. As a result, the effective interest rate on the Convertible Notes is approximately 11%. The original issue discount is being amortized over the five-year life of the Convertible Notes. Certain financing costs, totaling $953,561, related to the issuance of the Convertible Notes have been capitalized as deferred charges and are being amortized over the five-year life of the Convertible Notes. Other costs, totaling $503,031, relating to the issuance of the Series C Preferred Stock and Warrants have been recorded as a reduction of the proceeds of the issuance of these equity securities included in the Company's additional paid in capital, as of the Closing Date.

         In addition on May 7, 1999, the Company redeemed 80,000 shares of the Company's Series B Voting Preferred Stock ("Series B Preferred Stock") for $.001 per share. As a result, there are no issued and outstanding shares of Series B Preferred Stock.

         As of June 18, 1999, the Company converted certain accounts payable to related parties, totaling $527,291, into shares of common stock and warrants.

7.       NON-RECURRING EXPENSES

         During the second quarter ended June 30, 1999, the Company recorded certain non-recurring expenses of $890,338. Of those expenses, $297,090 related to expenses incurred prior to the transaction (see footnote 6 herein). The Company also decided to decommission its Lucent 5ESS-2000 telecommunications switch located at its facility at 60 Hudson Street in New York, New York. As a result, the Company has recorded

a non-recurring expense of $593,248 in the second quarter ended June 30, 1999, representing the cost to FiberNet of de-installation and restocking by Lucent.