Form 10QSB
period 1999-09-30
FIBERNET TELECOM GROUP INC\
filed 1999-11-15
CIK 1001868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 1999

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________ to _____________

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

                                  212-405-6200
                (Issuer's Telephone Number, Including Area Code)


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


Yes _X_  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of issuer's classes of common equity, as of November 12, 1999, was 16,351,529 shares of Common Stock, $.001 par value.

         Transitional Small Business Disclosure Format (check one):


Yes ___  No _X_

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         See attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

         FiberNet Telecom Group, Inc. (the "Company" and together with its subsidiaries, "FiberNet") is a facilities-based, fiber optic telecommunications carrier dedicated to delivering integrated telecommunications products and services in certain Tier 1 major metropolitan service areas ("MSAs") throughout the United States. The Company intends initially to focus its operations in the New York City greater metropolitan area and pursue a "carriers' carrier" marketing strategy, selling primarily to telecommunications carriers, Internet service providers and other communication service providers. Management believes there is the need for greater broadband capacity due to the growth of the Internet and data communications and the favorable regulatory environment created by the Telecommunications Act of 1996. The Company is dedicated to solving the bottleneck of the true commercial last mile to the customer premise by providing end-to-end network connectivity from the telephone closet on the customer premise in commercial office properties to the carrier interconnection point. The Company is also pursuing a strategy to extend this interconnectivity between major carrier hotels and other points-of-presence within metropolitan areas, for its carrier customers.

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

         Local Fiber intends to provide carrier-class connectivity between Equal Access' On-Net Buildings and "Carrier Points" and between multiple Carrier Points. Carrier Points include any location (excluding On-Net Buildings) where carriers would terminate broadband traffic, such as carrier hotels, central offices and other points-of-presence ("POPs"). Local Fiber also has the exclusive right of use for up to eight strands (four of which are presently usable) of Metromedia Fiber Network Inc.'s fiber backbone in New York City at no cost to FiberNet for an initial term of 12 years, with a 15 year renewal at no cost at the Company's request. This exclusive right of use expires in 2023.

         To date, FiberNet has not generated any revenues. Successful implementation of its business plan, as described herein, will depend upon many factors, including, but not limited to, the ability to raise adequate financing.

FIBERNET EQUAL ACCESS, LLC

         Equal Access intends to provide high-bandwidth, carrier-class transport services via fiber optic in-building networks in Class A commercial office buildings. Equal Access' FINs will connect to Local Fiber's fiber optic backbone in the local loop, delivering a seamless high-speed, high-capacity link between users and the data, video and voice information they are sending and receiving. The FINs will be fully redundant, SONET (Synchronous Optical Network) rings with a self-healing architecture and diversely routed fiber, yielding carrier-class reliability. These networks will be capable of quickly provisioning fully scaleable transport services at the DS-1 through the OC-12 circuit levels to the telephone closet on every floor in On-Net Buildings. Services will be leased on a wholesale basis to other telecommunications carriers on a monthly rate basis, in addition to an installation charge and certain other applicable fees. The Company believes in the "free choice" of tenants in On-Net Buildings to select their service providers.

         Management believes Equal Access' FINs will efficiently support the increased flow of information that has outgrown the transmission capabilities of existing copper-wire systems. A FIN will connect various types of data, video and voice communication devices, switching equipment and information management systems to external fiber optic networks. Equal Access intends to focus on securing multi-year license agreements with building owners to deploy its FINs in On-Net Buildings. In order to provide carrier connectivity in a building, Equal Access generally intends to build a 500 to 1,000 square foot common equipment room in the basement of each building. This is the colocation facility within an On-Net Building where the FIN interconnects to Local Fiber's backbone or other carriers' networks.

LOCAL FIBER, LLC

         Local Fiber intends to offer end-to-end, fiber optic carrier-class network connectivity through the interconnection of the Local Fiber network with Equal Access' FINs. Local Fiber has the exclusive right of use for up to eight strands (four of which are presently usable) of Metromedia Fiber Network Inc.'s New York City fiber backbone, representing 48 route miles and 384 fiber miles. (Route miles mean the number of miles spanned by fiber optic cable calculated without including physically overlapping segments of cable. Fiber miles mean the number of strands of fiber contained in a length of fiber optic cable multiplied by the length of cable in miles.) Local Fiber has lit an OC-48 SONET ring and an OC-12 SONET ring on four of these eight strands providing connectivity between the Company's On-Net Buildings and Carrier Points. As demand increases, Local Fiber intends to light additional strands. Local Fiber's network will deliver the same levels of quality, reliability and scalability, as Equal Access' FINs. The self-healing fiber architecture will consist of diversely routed fibers that will provide a consistent quality of service.

         The Company has a 13,400 square foot facility at 60 Hudson Street in New York City (the "60 Hudson Facility"). Management believes that 60 Hudson Street is the location of one of the largest carrier hotels in the New York City metropolitan area. Management believes that the 60 Hudson Facility is a critical Carrier Point for the Company because it will provide a point of interconnectivity to major Tier 1 telecommunications carriers and many other Tier 2 and Tier 3 providers. Local Fiber intends to utilize the 60 Hudson Facility to (i) locate transmission and networking equipment, (ii) operate its Network Operations Center ("NOC"), and (iii) offer colocation space to other carriers. The Company's NOC will be responsible for providing real-time monitoring of FiberNet's networks, including all FINs, 24 hours per day and 365 days per year. Network surveillance, remote rearrangement of circuits and database maintenance for all wiring address and assignment records will be managed from the NOC. In addition, the NOC will be responsible for all provisioning and fault management processes.

         Local Fiber initially intends to focus on wholesale transport services in the New York City metropolitan area between the Company's On-Net Buildings, Carrier Points and other POPs. Local Fiber intends to lease circuits at a monthly rate to other telecommunications carriers, in addition to charging an installation charge and certain other applicable fees. Local Fiber also intends to offer colocation space at the 60 Hudson Facility, in addition to other various transport and network support services.

         Local Fiber has negotiated interconnection agreements with certain data and voice carriers and is currently negotiating additional interconnection and co-carrier agreements with telecommunications carriers and service providers. These arrangements are intended to provide connectivity between Local Fiber's network and the networks of other carriers. Local Fiber intends to establish interconnection agreements with telecommunications carriers in New York and other markets. There can be no assurance that any such interconnection agreements will be consummated at all or on acceptable terms.

CORPORATE STRUCTURE

         The Company conducts its business through its direct and indirect subsidiaries. FiberNet Telecom, Inc., a Delaware corporation, is an intermediate level holding company and a direct, wholly-owned subsidiary of FiberNet Telecom Group, Inc. FiberNet Telecom, Inc. holds the Company's interests in two operating subsidiaries, Equal Access and Local Fiber. Both subsidiaries are New York limited liability companies. FiberNet Telecom, Inc. owns 90% of the membership interests of Local Fiber, and Metromedia Fiber Network, Inc. owns the remaining 10% of the membership interests. FiberNet Telecom, Inc. owns 100% of the membership interests of Equal Access.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has to date financed its development efforts through direct equity investments from its shareholders and the issuance of additional debt and equity securities in private transactions. The Company has sustained losses for the nine months ended September 30, 1999 of $8,066,858 and from August 10, 1994 (date of inception) to September 30, 1999 of $11,636,968. These operating losses are due to the development of the Company's telecommunications operations, and the Company anticipates that such losses will continue as it executes its business plan. Cash used to fund operating activities during the nine months ended September 30, 1999 was $4,919,615, and purchases of property, plant and equipment during the nine months ended September 30, 1999 were $6,753,857.

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

         To date, the Company has secured a commitment for an equipment lease line of credit totaling $5.1 million, of which $1.3 million was outstanding as of September 30, 1999. On September 28, 1999, the Company issued $7.77 million of 8% Senior Secured Convertible Notes due 2004, and on October 19, 1999 FiberNet issued an additional $4.73 million of 8% Senior Secured Convertible Notes due 2004, for a total of $12.5 million (see Part II, Item 5. OTHER INFORMATION). FiberNet has had on-going discussions with sources of additional financing. As a result, the Company may also consider from time to time private or public sales of additional equity or debt securities, entering into credit facilities and other financings, depending upon market conditions, in order to finance the continued operations of its business. To date, no final commitments have been obtained. There can be no assurance that the Company will be able to successfully consummate any such financing at all, or on acceptable terms.

         The Company expects to experience significant growth in employees over the next twelve months as its operations increase. Previously, the Company out-sourced its principal network design and construction functions. However, the Company is currently hiring a significant number of new personnel and will hire more employees over the next twelve months, with the majority of the increase in engineering and operations, as well as sales and marketing.

RECENT DEVELOPMENTS

         On November 1, 1999 FiberNet announced that it lit four strands of fiber on its backbone covering downtown and midtown Manhattan. The backbone network uses two separate diversely routed self-healing SONET rings, one operating at OC-48 (2.5 Gbps) and the other at OC-12 (622 Mbps). FiberNet has also initiated service at its primary Network Operations Center at 60 Hudson Street in New York City.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         On September 28, 1999, the Company entered into a securities purchase agreement with certain investors, including Signal Equity Partners, L.P. (formerly Signal Capital Partners, L.P.) and Waterview Partners, L.P., an affiliate of Georgica Advisors LLC, for the sale of $7.77 million of 8% Senior Secured Convertible Notes due 2004. On October 19, 1999, the Company sold an additional $4.73 million of 8% Senior Secured Convertible Notes due 2004 to certain other investors, for a total of $12.5 million (the "September Convertible Notes"). The September Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $3.00 per share, subject to anti-dilution adjustments. The September Convertible Notes are secured by, among other things, a pledge by the Company of the shares of common stock of its wholly-owned subsidiary, FiberNet Telecom, Inc. ("FTI"), and by a pledge by FTI of the limited liability company membership interests owned by FTI in Equal Access and Local Fiber.

         The Company also announced, effective September 28, 1999, the election of William Vrattos, a Vice President of Georgica Advisors LLC, to the Board of Directors of the Company, increasing the size of the Board to seven members.

         On October 27, 1999, the Company announced that Joseph Tortoretti retired from the Board of Directors and as an employee.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-QSB:

    EXHIBIT                                    DESCRIPTION
    NUMBER

     4.1                   Securities Purchase Agreement dated as of
                           September 28, 1999 by and among the Company and the purchasers listed therein (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 1999 ("Form 8-K")).

     4.2 Form of 8% Senior Secured Convertible Note due 2004 of the Company (incorporated by reference to Exhibit
                           4.2 of the Company's Form 8-K).

     4.3 Joinder dated as of September 28, 1999 to the Stockholders Agreement dated as of May 7, 1999 by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K).

     4.4 Joinder dated as of September 28, 1999 to the Registration Rights Agreement dated as of May 7, 1999 by and among the Company and the parties listed therein (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K).

     4.5 First Amendment dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from the Company and its subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit
                           4.5 of the Company's Form 8-K).

     4.6 First Amendment dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by FiberNet Telecom, Inc. ("FTI"), FiberNet Equal Access, L.L.C. and Local Fiber, L.L.C. (incorporated by reference to Exhibit 4.6 of the Company's Form 8-K).

     4.7 First Amendment dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between FTI and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of the Company's Form 8-K).

     4.8 First Amendment dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between the Company and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of the Company's Form 8-K).

     27.1                  Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the period covered by this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIBERNET TELECOM GROUP, INC.

Date: November 12, 1999                   By:   /s/ Kenneth G. Saperstein
                                          ---------------------------------
                                          Name:  Kenneth G. Saperstein
                                          Title: Controller

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998




                                                                                         September 30,               December 31,
                                                                                             1999                        1998
                                                                                         ------------                ------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                        $   10,627,965               $    257,384
      Accounts receivable                                                                      81,836                    309,365
                                                                                       --------------               ------------
         Total current assets                                                              10,709,801                    566,749

   Property, plant and equipment, net                                                      12,150,966                  5,397,109

Other Assets:
   Deferred charges, net                                                                    1,023,119                          -
   Other assets                                                                             1,514,293                    363,839
                                                                                       --------------               ------------
         Total other assets                                                                 2,537,412                    363,839
                                                                                       --------------               ------------
TOTAL ASSETS                                                                           $   25,398,179               $  6,327,697
                                                                                       --------------               ------------
                                                                                       --------------               ------------




LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable                                                                 $    2,012,990               $  2,587,085
      Accounts payable - related party                                                              -                  1,387,265
      Accrued expenses                                                                        364,388                    337,384
      Interest payable                                                                        429,236                          -
      Notes payable - current portion                                                          66,635                          -
                                                                                       --------------               ------------
         Total current liabilities                                                          2,873,249                  4,311,734

   Long-Term Liabilities:

      Notes payable                                                                         1,205,979                          -
      Senior Secured Convertible Notes due 2004                                            19,456,582                          -
                                                                                       --------------               ------------
         Total long-term liabilities                                                       20,662,561                          -


   Total Liabilities                                                                       23,535,810                  4,311,734

   Minority Interest                                                                           (2,902)                   104,429




con'd.












   Stockholders' Equity:
      Common Stock, $.001 par value, 50,000,000
      shares authorized, 16,351,529 and 16,000,000
      shares issued and outstanding at September 30,
      1999 and December 31,1998, respectively                                                  16,352                      16,000

      Series B Voting Preferred Stock $.001 par value,
      80,000 shares issued and outstanding at
      December 31,1998 (Preference in involuntary
      liquidation value,$1.00 per share)                                                            -                          80

      Series C Voting Preferred Stock $.001 par value,
      133,333 shares issued and outstanding at
      September 30, 1999 (Preference in involuntary
      liquidation value,$1.50 per share)                                                      200,000                           -


      Additional paid in capital                                                           13,297,833                   5,465,564
      Deficit accumulated during the development stage                                    (11,648,914)                 (3,570,110)
                                                                                       --------------               ------------

   Total stockholders' equity                                                               1,865,271                   1,911,534
                                                                                       --------------               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   25,398,179               $   6,327,697
                                                                                       --------------               ------------
                                                                                       --------------               ------------













The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
    AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO SEPTEMBER 30, 1999


                                                                                                       PERIOD FROM
                                                        FOR THE NINE MONTHS ENDED                     INCEPTION TO
                                                  September 30,             September 30,             September 30,
                                                      1999                      1998                      1999
                                                 --------------            ---------------           ---------------
Revenues                                         $            -            $             -           $             -
Cost of revenues                                              -                          -                         -
                                                 --------------            ---------------           ---------------
Gross profit                                                  -                          -                         -

Operating expenses:
         General and administrative                   3,511,602                  1,716,614                 7,061,753
         Non-recurring expenses                         890,338                          -                   890,338
         Other expense-related party                          -                     51,644                   392,000
                                                 --------------            ---------------           ---------------
Total operating expenses                              4,401,940                  1,768,258                 8,344,091
                                                 --------------            ---------------           ---------------
Loss from operations                                 (4,401,940)                (1,768,258)               (8,344,091)

Interest income                                          72,761                    126,519                   255,333
Interest expense (See Note 7)                        (3,845,009)                         -                (3,845,009)
                                                 --------------            ---------------           ---------------
Loss before minority interest                        (8,174,188)                (1,641,739)              (11,933,767)

Minority interest                                       107,330                    123,505                   296,799
                                                 --------------            ---------------           ---------------
Net loss                                         $   (8,066,858)           $    (1,518,234)          $   (11,636,968)
                                                 --------------            ---------------           ---------------
                                                 --------------            ---------------           ---------------


Loss per share
         Basic and diluted                               ($0.50)                    ($0.10)                   ($0.76)
                                                 --------------            ---------------           ---------------
Weighted average shares outstanding                  16,135,203                 15,802,198                15,330,623
                                                 --------------            ---------------           ---------------





The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998




                                                          FOR THE THREE MONTHS ENDED
                                                    September 30,             September 30,
                                                        1999                      1998
                                                    -------------             ------------
Revenues                                         $            -            $             -
Cost of revenues                                              -                          -
                                                    -------------             ------------

Gross profit                                                  -                          -

Operating expenses:
         General and administrative                   1,219,819                    634,296
         Non-recurring expenses                               -                          -
         Other expense-related party                          -                     12,501
                                                    -------------             -------------

Total operating expenses                              1,219,819                    646,797
                                                    -------------             -------------
Loss from operations                                 (1,219,819)                  (646,797)

Interest income                                          26,431                     27,859
Interest expense (See Note 7)                        (3,599,777)                         -
                                                    -------------             -------------
Loss before minority interest                        (4,793,165)                  (618,938)

Minority interest                                        20,708                     48,202
                                                    -------------             -------------
Net loss                                            $(4,772,457)              $   (570,736)
                                                    =============             =============

Loss per share
         Basic and diluted                              ($0.29)                    ($0.04)
                                                    -------------             -------------
Weighted average shares outstanding                  16,351,529                 16,000,000
                                                    -------------             -------------










The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
    AND FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1994) TO SEPTEMBER 30, 1999

                                                                                                                     PERIOD FROM
                                                                       FOR THE NINE MONTHS ENDED                     INCEPTION TO
                                                               September 30,             September 30,               SEPTEMBER 30,
                                                                   1999                      1998                        1999
                                                             ---------------            --------------             --------------
Cash flows from operating activities:
Net loss                                                     $   (8,066,858)             $   (1,518,234)            $(11,636,968)
         Adjustments to reconcile net loss to
             net cash used in operating activities:
         Depreciation and amortization                                    -                     22,577                    29,793
         Amortization & write-off of deferred charges               284,146                          -                   567,670
         Minority interest                                         (107,330)                  (100,492)                 (280,005)
         Other non-cash expenses                                  3,990,661                     95,625                 4,118,161
         Change in assets and liabilities:
             (Increase) decrease accounts receivable                227,529                          -                   (81,836)
             (Increase) decrease other current assets                     -                   (493,914)                    3,954
             (Increase) decrease other assets                      (223,662)                         -                  (679,692)
             Increase (decrease) in accounts payable             (1,480,341)                 2,050,084                   315,977
             Increase (decrease) in interest payable                429,236                          -                   429,236
             Increase (decrease) in accrued expenses                 27,004                          -                   364,388
                                                             ---------------            --------------               ------------
         Net cash used by operating activities                   (4,919,615)                    55,646                (6,849,322)

Cash flows from investing activities:
         Capital expenditures                                    (6,753,857)                (4,197,175)               (9,926,214)
                                                             ---------------            --------------               ------------
Cash used in investing activities                                (6,753,857)                (4,197,175)               (9,926,214)

Cash flows from financing activities:
         Net proceeds from equipment financing                    1,272,614                          -                 1,272,614
         Net proceeds from issuance of debt securities           19,264,100                          -                19,264,100
         Net proceeds from issuance of equity securities          2,605,900                          -                 7,680,900
         Costs relating to issuance of debt securities           (1,098,561)                         -                (1,098,561)
         Payment of dividends                                             -                    (75,000)                  (75,000)
         Capital contributed                                              -                          -                   359,448
                                                                -------------             -------------              -------------
Cash provided from financing activities                          22,044,053                    (75,000)               27,403,501
                                                                -------------             -------------              -------------
Net increase (decrease) in cash                              $   10,370,581             $   (4,216,529)              $10,627,965

Cash at beginning of period                                  $      257,384             $    5,146,327               $        -
Cash at end of period                                        $   10,627,965             $      929,798               $10,627,965
                                                             ---------------            --------------               ------------
                                                             ---------------            --------------               ------------
Interest paid                                                $            -             $            -               $          -
Income taxes paid                                            $            -             $            -               $          -

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated interim financial statements, and accompanying notes, included herein have been prepared by FiberNet Telecom Group, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results of the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to stockholders (Form 10-KSB for the fiscal year ended December 31, 1998).

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

         The Company has the exclusive right of use for up to eight strands (four of which are presently usable) of Metromedia Fiber Network Inc.'s fiber backbone in New York City at no cost to FiberNet for an initial term of 12 years, with a 15 year renewal at no cost at the Company's request. The Company has recorded this asset at the lower of cost or value on its consolidated balance sheets. Therefore, the balance included in property, plant and equipment, net as of September 30, 1999 and December 31, 1998 is $0 (zero dollars) for these eight strands of fiber.

         The Company capitalizes interest on funds borrowed for projects under construction. Such capitalized interest is charged to property, plant and equipment, net and amortized over the approximate life of the related assets. For the nine months ended September 30, 1999, the Company capitalized interest in the amount of $90,165.

3.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into lease agreements for office space in Rochester, New York and New York, New York and for other space relating to the Company's operations. Lease expense for the nine months ended September 30, 1999 was $600,334. Estimated future minimum lease payments are:

                   1999                              $1,101,096
                   2000                               1,106,402
                   2001                               1,111,973
                   2002                               1,117,823
                   2003                                 865,511
                   2004 and thereafter                  917,284
                                                     -----------
                   Total                             $6,220,089
                                                     ===========

         The Company has signed various contracts with engineering consulting firms and building management companies. The Company is committed to make cash payments and provide other consideration relating to these contracts totaling approximately $11 million by fiscal year end, of which approximately $5 million has already been paid by the Company.

         The Company also has entered into an equipment leasing agreement requiring the payment of $1.7 million over a five year period, that commenced August 1999. This amount has been included as notes payable on the consolidated balance sheet as of September 30, 1999.

4.       EARNINGS PER SHARE

         Basic earnings per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). As shown in the statement of operations, basic earnings per share for the nine months ended September 30, 1999, the nine months ended September 30, 1998 and the period from inception (August 10, 1994) to September 30, 1999 are calculated using the weighted average shares outstanding for those respective periods. Since the net loss per share for the periods presented decreases when outstanding options and the conversion of convertible securities are included in the computation of weighted average shares outstanding, those options and convertible securities are anti-dilutive and are not included in the computation of diluted earning per share. As of September 30, 1999 assuming the exercise of all outstanding, vested options and warrants and the conversion of all convertible securities, the Company would have had 38.4 million shares of common stock outstanding.

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

6.       RECENT TRANSACTIONS

         On May 7, 1999 (the "Closing Date"), the Company entered into a securities purchase agreement with certain investors, including Signal Capital Partners, L.P., Trident Partners LLC and Concordia Telecom Management, L.L.C., for the sale of $14.1 million of securities, consisting of $13.9 million aggregate amount of 4% to 8% Senior
Secured Convertible Notes due 2004 (the "May Convertible Notes") and 133,333 shares of convertible Series C Preferred Stock with an aggregate redemption value of $0.2 million, or $1.50 per share, (the "Series C Preferred Stock," together with the May Convertible Notes, the "Securities"). The Securities are convertible into shares of the Company's common stock at a conversion price of $1.50 per share, which represented the approximate fair market value of the Company's common stock when the conversion price of the Securities was determined. The May Convertible Notes are secured by, among other things, a pledge by the Company of the shares of common stock of its wholly-owned subsidiary, FiberNet Telecom, Inc. ("FTI"), and by a pledge by FTI of the limited liability company membership interests owned by FTI in FiberNet Equal Access, LLC and Local Fiber, LLC. Together with the sale of the May Convertible Notes, the Company issued approximately 7.9 million warrants to purchase common stock to the purchasers of the May Convertible Notes (the
 "Warrants"). The Warrants are exercisable at $0.67 to $1.50 per share and expire five years after the Closing Date.

         In connection with the issuance of the May Convertible Notes and the related Warrants, the Company recorded an original issue discount on the May Convertible Notes in the amount $2,405,900. As a result, the effective interest rate on the May Convertible Notes is approximately 11%. The original issue discount is being amortized over the five-year life of the May Convertible Notes. Certain financing costs, totaling $953,561, related to the issuance of the May Convertible Notes have been capitalized as deferred charges and are being amortized over the five-year life of the May Convertible Notes. Other costs, totaling $503,031, relating to the issuance of the Series C Preferred Stock and Warrants have been recorded as a reduction of the proceeds of the issuance of these equity securities included in the Company's additional paid in capital, as of the Closing Date.

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

         On September 28, 1999, the Company entered into a securities purchase agreement with certain investors, including Signal Equity Partners, L.P. (formerly Signal Capital Partners, L.P.) and Waterview Partners, L.P., an affiliate of Georgica Advisors LLC, for the sale of $7.77 million of 8% Senior Secured Convertible Notes due 2004. On October 19, 1999, the Company issued an additional $4.73 million of 8% Senior Secured Convertible Notes due 2004 to certain other investors, for a total of $12.5 million (the "September Convertible Notes"). The issuance of the $4.73 million of September Convertible Notes on October 19, 1999 has not been recorded on the financial statements included herein. The September Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $3.00 per share, subject to anti-dilution adjustments. The September Convertible Notes are secured by, among other things, a pledge by the Company of the shares of common stock of its wholly-owned subsidiary, FiberNet Telecom, Inc., and by a pledge by FTI of the limited liability company membership interests owned by FTI in Equal Access and Local Fiber.

         In connection with the issuance of $7.77 million of the September Convertible Notes on September 28, 1999, certain financing costs, totaling approximately $145,000, have been capitalized as deferred charges and are being amortized over the five-year life of those September Convertible Notes.

7.       NON-RECURRING EXPENSES


         During the second quarter ended June 30, 1999, the Company recorded certain non-recurring expenses of $890,338. Of those expenses, $297,090 related to expenses incurred prior to the transaction on May 7, 1999 (see footnote 6 herein). The Company also decided to decommission its Lucent 5ESS-2000 telecommunications switch located at its facility at 60 Hudson Street in New York, New York. As a result, the Company has recorded a non-recurring expense of $593,248 in the second quarter ended June 30, 1999, representing the cost to FiberNet of de-installation and restocking by Lucent.

         In connection with the issuance of the September Convertible Notes, the Company recorded a non-recurring expense of $3.2 million, included in interest expense for the three month ended September 30, 1999, relating to a beneficial conversion feature of the September Convertible Notes, in accordance with EITF Issue 98-5. The Company concurrently recorded an increase to the Company's additional paid in capital in an equal amount. Both adjustments were non-cash transactions.