Form 10KSB
period 1999-12-31
FIBERNET TELECOM GROUP INC\
filed 2000-03-30
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from      to

                         Commission file number 33-7841

                          FiberNet Telecom Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                  13-3859938
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

   570 Lexington Avenue, New York, NY                       10022
(Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 405-6200
                (Issuer's Telephone Number, Including Area Code)

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

      Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Registrant's revenues for its most recent fiscal year: $ 0.00

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $392,228,518 as of December 31, 1999.

      The number of shares outstanding of each of issuer's classes of common equity, as of December 31, 1999, was 25,932,464 shares of Common Stock, $.001 par value.

                    Documents Incorporated by Reference: None

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

      FiberNet Telecom Group, Inc. ("FiberNet" or the "Company") is an all-optical facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth fiber optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company believes that its end-to-end connectivity, quality of service and rapid provisioning time will make it the preferred carrier's carrier for transport capacity and services.

      The Company has established operations in the New York metropolitan area and is expanding into other major metropolitan areas, including Chicago. The Company integrates three core assets to provide its optical local loop solution:

      On-net buildings. The Company typically has entered into exclusive license agreements with building owners to design, deploy and operate fully redundant, self-healing, Synchronous Optical Network, or SONET, rings in multi-tenant commercial office buildings in Manhattan. These FiberNet In-building Networks, or FINs, can extend from the basement of on-net buildings to telecommunications closets on every floor to provide a central distribution system for broadband communications services in the building.

      Metropolitan transport network. The Company has entered into a twenty-year license agreement with Metromedia Fiber Network Services, Inc., or MFN, pursuant to which the Company has leased the right to use a substantial amount of dark fiber in multiple metropolitan markets. The Company lights the dark fiber in ring configurations with optical networking gear, establishing connectivity between carrier point facilities and on-net buildings. The Company has lit multiple OC-48 SONET rings in the New York metropolitan area and will utilize dense wave division multiplexing, or DWDM, technology to increase capacity in its metropolitan transport network.

      Carrier point facilities. The Company has developed carrier point facilities to enable the interconnection of its network with other carriers' networks. In addition, the Company offers colocation and cross-connection services to its carrier customers at these facilities. The Company's primary carrier point facility, located at 60 Hudson Street in New York City, is also the site of its network operations center, which provides network monitoring, management and maintenance.

      This connectivity between carrier interconnection points and floors of the Company's on-net buildings delivers the seamless transmission of communications traffic in the local loop. By extending a carrier-class backbone directly to the access edge of the network, FiberNet believes it is enabling the convergence of core telecommunications networks with diverse customer premise technologies.

Industry and Market Opportunities

      The Company believes that there is and will continue to be a significant demand for broadband transmission capacity to accommodate bandwidth-intensive data applications, such as Internet access, virtual private networks, e-commerce, video conferencing and multimedia applications. As a result of the liberalization of the communications industry, these broadband applications are being provided by a growing number of competitive service providers. In an effort to meet the increasing network capacity demands of these service providers, there has been a build-out of inter-city, long-haul fiber optic networks transmitting traffic between metropolitan cities. These fiber optic networks generally offer large circuit capacity, reliability and scalability. The Company believes, however, that an intra-city bottleneck has developed as the build-out of metropolitan fiber optic networks has not kept pace with the long-haul build-outs and the increasing demand for local loop communications transport.

      Moreover, the vast majority of existing communications transport networks in metropolitan areas, including in-building infrastructure, consist of original copper wiring installed by incumbent local exchange carriers, or ILECs, and regional Bell operating companies, or RBOCs. The Company believes that this legacy infrastructure, built for low speed voice and data services, does not support new technologies or meet the scalable bandwidth requirements of broadband data communications.

      Accordingly, communications providers are lacking a cost-effective, high performance network that will enable the delivery of high speed data, Internet and next generation multimedia services. The Company believes that it provides a solution to these providers' needs, by offering wholesale fiber optic capacity on its state-of-the-art network for end-to-end local loop connectivity.

Our Solution

      The Company is focused on replicating and expanding the geographic and physical penetration of the ILEC in major metropolitan areas, but in the context of a fully integrated all-fiber optic solution. The Company designs, installs and operates its local loop networks to provide end-to-end, broadband connectivity that is scalable, reliable and secure.

      End-to-end connectivity. The integration of the Company's carrier point facilities, metropolitan transport network and FINs offers other communications service providers access to a complete all-optical local loop network that includes:

            o Inter-building connectivity - transport connecting carrier points and floors of on-net buildings on the metropolitan transport network and FINs.

            o Intra-building connectivity - transport connecting floors within an on-net building on the FIN.

            o Inter-carrier point connectivity - transport connecting two or more carrier points on the metropolitan transport network.

            o Intra-carrier point connectivity - transport connecting the Company's carrier point facilities to other carriers' facilities in a carrier point.

      High-bandwidth. The Company's fiber optic communications network is capable of using the highest commercially available transmission capacity at
10.0 gigabits per second, or Gbps, (OC-192) and can currently transmit data at
2.5 Gbps (OC-48), which is equivalent to more than 37,000 simultaneous voice conversations. The Company's network can handle advanced, capacity-intensive data applications such as voice over Internet Protocol, video teleconferencing, multimedia and Internet-related applications, utilizing multiple transmission protocols, including SONET, Ethernet, Frame Relay, ATM and Internet Protocol.

      In addition, the Company's network architecture supports multiplexing technology that is capable of increasing the transmission capacities of each fiber optic strand in its network. For example, the network supports DWDM. Fiber optic systems use laser-generated light to transmit voice, data and video in digital formats through ultra thin strands of glass. DWDM significantly increases the capacity of fiber optic cable by splitting the laser-generated light into different colors, opening more channels for transport on a single strand of fiber. The Company believes that continuing developments in multiplexing technology and equipment will increase the capacity of each fiber strand and provide more bandwidth carrying capacity in a cost effective manner.

      Scalability. Through the use of high-level optical gear and DWDM technology the Company's local loop network is scalable to the highest bandwidth capacity currently available (OC-192). The Company is capable of remotely provisioning new circuits within three to five business days through its centralized network operations center. As a result, the Company is rapidly able to allocate network capacity to meet its customers' growing bandwidth requirements.

      Reliability. As communications networks are increasingly used for mission critical applications, including electronic commerce, data storage and disaster recovery, there is an increasing need for reliable connectivity. The Company designs its networks using a diversely routed, self-healing SONET architecture, which is deployed in a ring topology, with multiple fibers providing full redundancy. The self-healing ring architecture has the ability to route digital traffic in either direction around the network ring, ensuring that there is no single point of failure on the network. If a fiber is cut or broken, traffic will be rapidly rerouted around the ring, restoring transmission nearly instantaneously, preventing a network outage and making the interruption mostly undetectable to the user. This network architecture, used in both the Company's metropolitan transport network and in its FINs, extends core backbone reliability to the edge of the network.

      In addition, the Company's network is monitored to maintain quality control 24 hours, 7 days a week. Network monitoring is primarily performed by experienced Company personnel, with off-hours monitoring currently being outsourced to Nortel Networks, Inc., or Nortel. The system alerts the Company to any degradation or loss of connectivity and automatically reroutes traffic in the event of a network outage.

      Flexibility. The Company is focused on providing a network that can meet its customers changing needs. The Company's open architecture supports new broadband technologies and multiple transmission protocols. Although SONET is the primary transmission protocol, the network is compatible with IP, ATM, Frame Relay and Ethernet overlays and other evolving transport standards. In addition, the open architecture enables the interconnection of the Company's network with any other carriers' network, broadening the Company's potential customer base.

Strategy

      The Company's objective is to become the preferred facilities-based provider of fiber optic network capacity in the local loop. The following are key elements of the Company's strategy in achieving its objective:

      o Establish the Company's position as a leading carriers' carrier in the local loop;

      o     Maintain standing as a leading optical networking service provider;

      o Expand its portfolio of on-net buildings with exclusive license agreements;

      o Replicate its fiber optic network solution in additional gateway cities;

      o     Provide responsive customer service with rapid provisioning time;

      o     Enhance its product offerings by providing ancillary services; and

      o Pursue strategic alliances with leading-edge network technology companies.

Products and Services

Local Network

      Through its subsidiary, Local Fiber, LLC, the Company is building local fiber optic networks to provide carriers with wholesale transport in major metropolitan areas. The Company leases dark fiber rights, installs its own optical transmission equipment to light the fiber and then provides lit circuits to carriers for the transport of digital traffic in the out-of-building local loop. In addition, the Company provides colocation and cross connection services at its carrier point facilities.

      The Company has an existing New York metropolitan transport network, which consists of multiple rings deployed in three geographic locations, midtown Manhattan, downtown Manhattan and a New York/New Jersey connection. The Company intends to expand this existing network and to establish a metropolitan transport network in Chicago by the end of 2000.

      Customers. The Company's targeted customers include communications service providers that are seeking cost-effective, flexible, reliable, broadband network connectivity. This customer base also includes carriers that have their own local networks, but do not have sufficient bandwidth to meet their customers needs or are seeking shorter installation intervals and will benefit from the Company's faster provisioning times.

      The Company's believes that its potential carrier customers include a broad range of companies, including:

      o     ILECs and RBOCs;

      o     competitive local exchange carriers, or CLECs;

      o     interexchange carriers, or IXCs;

      o     Internet service providers, or ISPs;

      o     application service providers, or ASPs; and

      o     integrated communications providers, or ICPs.

      Network design and architecture. The Company's local out-of-building network consists of:

      o Carrier point facilities. Carrier point facilities are environmentally controlled, secure sites designed to house the Company's transmission and networking equipment. At these facilities the Company establishes the interconnection of its local network with other carriers' networks. This interconnection of networks enables the Company to transfer other carriers' traffic onto its local network and provide transport services to them. In addition, the Company utilizes its carrier point facilities to provide colocation and cross connection services to other carriers.

            The Company's primary carrier point facility in New York is located at 60 Hudson Street in downtown Manhattan. The Company has leased approximately 15,200 square feet through 2008. The Company also has a lease at 111 Eighth Avenue in Manhattan for approximately 5,600 square feet, expiring in 2015. The Company currently offers colocation services at 60 Hudson Street and plans to offer these services at 111 Eighth Avenue.

            The Company intends to continue to expand its network to include multiple carrier point facilities in each of its markets. Each additional point of presence will increase the

            Company's ability to interconnect with other communications service providers, increasing its potential customer base and revenue opportunities with existing customers.

      o Colocation services. The Company offers colocation services at certain of its carrier point facilities by providing carriers with access and space to install their own communications and networking equipment in a safe and secure technical operating environment. The demand for colocation services has increased as carriers expand into geographic areas in which they do not have appropriate space or technical personnel to support their equipment and operations. By locating their equipment at the Company's carrier point facilities in close proximity to the equipment of the Company and other carriers, communications service providers can facilitate network interconnections. The Company also offers ancillary services, including AC/DC power, HVAC, fire protection and security. The Company currently has colocation facilities at 60 Hudson Street and will offer colocation at 111 Eighth Avenue and in the central equipment rooms in the basements of certain of its on-net buildings.

      o Metropolitan network transport. The Company has entered into a twenty-year license agreement with MFN pursuant to which the Company has leased the right to use a substantial amount of dark fiber in multiple metropolitan markets. The Company lights the dark fiber in ring configurations with optical networking gear, establishing connectivity between carrier point facilities and on-net buildings. The Company has lit multiple OC-48 SONET rings in the New York metropolitan area and will utilize DWDM technology to increase capacity in its metropolitan transport network.

      o Network operations center. The Company has a network operations center located at its carrier point facility at 60 Hudson Street. This network operations center enables the Company to monitor and manage the traffic on its network and to provide customer support and maintenance from a centralized location. Network monitoring and maintenance is available 24 hours, 7 days a week and is primarily performed by experienced Company personnel, with off-hours monitoring currently being outsourced to Nortel. The Company's customers are also able to monitor their traffic on the network with full look-through capabilities.

FiberNet In-building Network

      Through its subsidiary, FiberNet Equal Access, LLC, the Company is designing, deploying and operating fiber optic networks in multi-tenant commercial office buildings and major carrier points to provide floor-by-floor fiber optic connectivity to tenants. Moreover, there is dedicated connectivity between the FiberNet In-building Networks and the Company's metropolitan transport network. The Company's metropolitan transport network enters an on-net building at one or two discrete points and interconnects with the FIN in the central equipment room established by the Company in the basement of the building. Diverse routing and interconnection in the building basement enables the seamless transfer of traffic between the FIN and the Company's high-bandwidth metropolitan transport network. By offering dedicated bandwidth without over-subscription directly between the tenants' premises and the carrier point facility, congestion or a bottleneck is avoided as traffic is transmitted from the FIN to the out-of-building network.

      In-building network infrastructure. The Company's in-building network fiber optic infrastructure consists of:

      o Central equipment room. The Company usually leases approximately 100 to 1,500 square feet in the basement of its on-net buildings to establish a central equipment room, where it installs and manages communications networking equipment. Here the Company connects the FIN to its metropolitan transport network thereby linking the on-net building to all of the Company's other points of presence. The equipment in this facility aggregates and disseminates traffic to and from the building. The central equipment rooms are built to the Company's specifications with power supplies and HVAC systems for environment control. The Company offers colocation services in certain of its central equipment rooms.

      o Redundant, Vertical Riser System. The Company configures, installs, owns and manages a fiber optic network in the building's vertical shafts, also known as its riser system. The Company believes its FINs are designed to ensure reliability and scalability by deploying over one hundred strands of fiber in dual risers, allowing for redundant fiber paths in a ring architecture. A FIN generally extends from the Company's central equipment room throughout the building, with a termination point on each floor. Typically, the Company installs secure telecommunications closets on each floor of the building to house the network equipment and redundant power supplies. This footprint on every floor facilitates the rapid provisioning of transmission capacity to tenants, the scalability for growth in bandwidth and the flexibility to accommodate new technologies. The Company believes its FINs will be the preferred wholesale network for other communications service providers. The Company has lit OC-3 SONET rings in each of its on-net buildings.

      Advantages of the FiberNet In-building Network to carriers and building owners.

      o Benefit to carriers. The Company believes that carriers benefit from the Company's in-building network solution in the following ways:

            - access to a high-bandwidth, cost-effective network, without having to incur capital expenditures associated with building their own networks;

            -     direct access to all of the tenants in each on-net building;

            - a scalable network, enabling them to meet tenants' communications needs more quickly;

            - reliability and redundancy, allowing them to offer tenants quality of service guarantees;

            -     ease of interconnection;

            -     fast provisioning, accelerating time to market;

            - a comprehensive solution to their network capacity needs in the local loop; and

            - access to a network that will accommodate new communications technologies.

      o Benefits to building owners. The Company believes that the installation of its state-of the-art communications network in commercial buildings offers building owners:

            -     a single state-of-the-art infrastructure in their building;

            - an increase in the value of their property, at no cost to themselves;

            - a percentage of the in-building revenues generated by the Company;

            - free choice for tenants in selection of communications service providers;

            - improvement in leasing and tenant retention, particularly those businesses with bandwidth intensive communications requirements; and

            - the ability to offer equal access to multiple communications service providers with minimal disruption in the building.

      Building Selection and License Agreements. The company considers a number of factors in selecting buildings for the installation of its in-building network. The Company typically targets buildings with more than 500,000 square feet of rentable space and multiple tenants. Other factor include:

      o     location;

      o     size;

      o     occupancy levels;

      o     tenant mix;

      o     proximity to its points of presence and local fiber optic networks;

      o     relationship to other on-net buildings;

      o     feasibility of installation of network infrastructure;

      o     cost-effectiveness of construction; and

      o     existing broadband communications infrastructure in the building.

      The Company has and intends to continue to enter into exclusive license agreements with building owners for the installation and operation of its in-building network within selected buildings. These licenses provide the Company with the exclusive right to provide wholesale transport services in the building. However, ILECs may resell their existing infrastructure in the building, and other communications providers may deploy their own infrastructure solely to provide retail services, as requested by tenants. The Company's typical license agreement has an initial term of fifteen years, with renewal options of up to ten years.

      Design and implementation. The Company has a team of communications professionals and engineers that design and oversee the installation of its in-building networks. Prior to the commencement of construction of a fiber network inside an office building, the Company's technical staff conducts a formal, detailed building site survey. The Company's engineers then develop a network design specific to the building based on its standard in-building network design. Design of the network also includes the build-out of the Company's central equipment room.

      The Company typically outsources the construction of its in-building network to carefully selected construction managers and general contractors. The Company's in-house technical staff works closely with these construction managers, general contractors and their subcontractors during the construction process.

      The Company believes that the total construction time for the completion of the Company's in-building network and related point of presence is typically between 90 and 120 days, and the Company typically spends $400,000 to $1,000,000 per building. These construction costs vary with building size, location, complexity of the construction project and other factors.

      Connection to our customers and tenants. Once the Company has completed the construction and installation of its in-building network and has received an order from a customer, it connects the tenant's local area network or telecommunications infrastructure to its in-building network at the telecommunications closet on the tenant's floor. This connection transfers the tenant's traffic from their premise network onto the Company's in-building network and then onto its metropolitan transport network, which hauls the traffic back to carrier points of presence. Typically this connection can be completed within three to five days. The Company does not provide the horizontal wiring required to connect a tenant's network or infrastructure to the Company's FIN.

      Relationships with building owners. To date, the Company has constructed its in-building network in five buildings in Manhattan, four of which are owned and managed by Tishman Speyer Properties, L.P. The Company has also entered into and is in the process of negotiating additional license agreements for in-building networks in a significant number of buildings in multiple metropolitan markets with national and local property owners.

Sales and Marketing

      The Company has a two-tiered sales and marketing strategy:

      Selling to carriers. Senior level management personnel and experienced sales representatives with extensive knowledge of and key contacts within the industry, market our wholesale services to carriers. Carrier customers are segmented into two target groups. The first target group includes carriers with significant bandwidth demands between carrier points for their aggregation of network traffic. These carriers need to cross-connect high capacity circuits with other carriers' networks. This group typically includes large long distance providers and international carriers. The second target group includes communications service providers needing connectivity to their retail customers in the Company's on-net buildings. The required service levels in this group generally are for less bandwidth intensive circuits. Carrier customers in this category could include CLECs, ISPs, fixed wireless communications companies and other in-building retail service providers.

      Marketing to tenants. Although the Company only sells its services to other communications carriers, it works with carriers and the owners of its on-net buildings to generate tenant awareness of the availability of the Company's fiber optic communications infrastructure. The Company believes that if tenants are aware of the capacity, reliability and security of its network, they will be encouraged to select carriers using its FINs to provide their communications services. This in turn will increase the amount of capacity carriers lease from the Company.

Competition

      The market for broadband network capacity and related services is very competitive. The Company faces significant competition from many communications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. The Company expects significant competition from traditional and new communications companies, including the following:

      Local telephone companies. In New York City and other major metropolitan areas where the Company plans to do business, it faces significant competition from ILECs, which currently dominate local communications markets, and CLECs, which are increasing their market penetration for local telecommunications services. As a result of the Telecommunications Act of 1996, ILECS are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to the Company's services. Various other competitive communications providers also own telecommunications infrastructure in the local loop. Each of these carriers could, and some do, compete with FiberNet in the market for providing broadband transmission capacity in the local loop.

      Other in-building communications providers. Certain integrated communications providers are deploying their own network infrastructure in commercial office properties in FiberNet's target markets to provide telecommunications services to tenants. These companies include, but are not limited to, Advanced Radio Telecom, Allied Riser Communications, Broadband Office, Cypress Communications, Intermedia, NEXTLINK, OnSite Access, RCN Telecom Services, SiteLine, Teligent, and Winstar. In particular, these companies build their networks only to offer their own retail services. Consequently, they could indirectly compete against FiberNet by not utilizing the Company's FIN to gain connectivity to tenants. Additionally, many of these companies are seeking to establish license agreements with building owners to provide them with access to the buildings. FiberNet has and will continue to compete with certain of these companies for license agreements with owners of target buildings.

      Metropolitan network providers. Many of the leading telecommunications companies, including AT&T, MCI WorldCom, Sprint, Level 3 and Qwest, have constructed or are constructing fiber optic networks nationwide. These companies utilize their networks for their own transmission requirements and in certain circumstances provide excess network capacity to other carriers. Other communications companies, such as MFN and Telergy, build metropolitan dark fiber networks that are leased or sold to other carriers and large corporate users. The Company competes directly and indirectly with these companies in its current market and intends to compete with them in target markets.

History

      FiberNet Telecom, Inc. ("FiberNet Telecom") was organized under the laws of the State of Delaware on August 10, 1994. On November 24, 1997, Desert Native Designs Inc. ("DND"), an existing public company incorporated in the State of Nevada, acquired FiberNet Telecom pursuant to an agreement and plan of merger dated as of the same date. Upon consummation of the merger, FiberNet Telecom became a wholly-owned subsidiary of DND, which subsequently changed its name to FiberNet Telecom Group, Inc. ("FiberNet Nevada"). On February 4, 2000, FiberNet Nevada changed its state of incorporation from Nevada to Delaware by merging with and into FiberNet Telecom Group, Inc., a Delaware corporation ("FiberNet" or the "Company").

      The Company is a holding company that owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation and an intermediate level holding company. FiberNet Telecom, Inc. owns all of the outstanding membership interests in Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company, subject to a warrant owned by Tishman Speyer Properties, L.P. to purchase up to 10% of Equal Access. The Company conducts its primary business operations through its operating subsidiaries, Local Fiber and Equal Access.

Employees

      As of December 31, 1999, the Company had a total of 34 full-time employees. The Company considers its employee relations to be good. None of the employees of the Company is covered by a collective bargaining agreement.

Recent Transactions

      The following is a description of selected major events and contracts that occurred in the fiscal year ended December 31, 1999:

      Bechtel. In February 2000, the Company entered into a two year Services Agreement with Bechtel Corporation and Bechtel Associates Professional Corporation (collectively "Bechtel")pursuant to which Bechtel will provide engineering services, labor, materials and equipment in connection with the design and installation of the Company's fiber optic networks.

      Metromedia Fiber Network Services, Inc. In December 1999, the Company entered into a 20 year license agreement with MFN. Pursuant to the agreement, in exchange for 5 million shares of the Company's common stock, MFN granted the Company the exclusive right to use a significant number of fiber miles of intra-city dark fiber in multiple major metropolitan areas, nationwide. The Company entered into this transaction with the intent of strengthening the Company's New York City network and accelerating its expansion into other national markets. The transaction dramatically increases the total amount of dark fiber that the Company can access for its metropolitan transport networks. As part of the transaction, the Company also acquired MFN's ten percent membership interest in Local Fiber.

      Nortel Networks, Inc. In December 1999, the Company entered into a Master Purchase Agreement with Nortel, pursuant to which the Company may purchase products and services from Nortel over a three year term at predetermined volume-based pricing.

Regulation

General Regulatory Environment

      The Company is subject to federal, state and local regulations that affect its product offerings, competition, demand, costs and other aspects of its operations. The regulation of the telecommunications industry is changing rapidly, and varies from state to state. The Company's operations are also subject to a variety of environmental, safety, health and other governmental regulations. The Company cannot guarantee that future regulatory, judicial or legislative activities will not have a material adverse effect on it, or that domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations.

The Telecommunications Act of 1996

      Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last four years as the result of the adoption by Congress of the Telecommunications Act of 1996 (the "1996 Act" or "Act") on February 8, 1996. The 1996 Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act was enacted in 1934. The 1996 Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, with additional requirements imposed on incumbent local exchange carriers. The 1996 Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks. All LECs, including CLECs, have a duty to (i) not unreasonably limit the resale of their services; (ii) provide number portability if technically feasible; (iii) provide dialing parity to competing providers and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings; (iv) provide access to poles, ducts, conduits and rights-of-way; and (v) establish reciprocal compensation arrangements for the transport and termination of telecommunications. In addition to those general duties of all LECs, ILECs have additional duties to (a) interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself; (b) provide unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions; (c) offer retail services at wholesale prices for the use of telecommunication carriers; (d) provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability; and (e) provide for physical collocation. "Physical collocation" is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements. An ILEC must allocate reasonable amounts of space to telecommunications carriers on a first-come first-served basis. If space limitations or practical or technical reasons prohibit physical collocation, an ILEC must offer "virtual collocation," by which the other telecommunications carrier may specify ILEC equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment.

      After lengthy legal proceedings, the FCC adopted revised guidelines implementing the interconnection and local competition provisions of the 1996 Act. In order to foster competition in the local exchange market, the FCC required ILECs to offer access to their telecommunications networks to CLECs at cost-based rates. These regulations affect the growth opportunities for some of the Company's customers and thus demand for the Company's services.

      The 1996 Act also established criteria for RBOCs to satisfy in order to provide long distance service in their local service areas. Before the passage of the 1996 Act, an RBOC was prohibited from offering long distance service in an area where it was an incumbent local exchange carrier. With the passage of the Act, however, an RBOC can now gain entry into the long distance market if it satisfies certain market-opening criteria to the FCC's satisfaction. On December 21, 1999, Bell Atlantic, in the state of New York, became the first RBOC to gain such approval from the FCC. Other applications are pending. As more RBOCs gain entry into the long distance market, they will become more effective competitors. This change in the telecommunications landscape may exert competitive pressures on the Company.

      On December 9, 1999, the FCC ordered incumbent local telephone companies to offer line sharing arrangements that will permit competing carriers to offer digital subscriber line services over the same copper loop facilities used by the incumbent local telephone company to provide voice telephone service. The prices for these arrangements will be determined by state utility commissions. If these prices are set at low levels, it could allow our competitors to offer low-cost alternatives to the Company's service and put downward pressure on the Company's prices for transport services.

Liability for Internet Content

      There have been various statutes, regulations and court cases relating to liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency, obscenity, defamation and fraud. The laws in this area are unsettled and there may be new legislation and court decisions that may affect the Company's services and expose the Company to liability.

Regulatory Status

      The Company's subsidiary, Local Fiber, is regulated as a "common carrier" by virtue of its provision of telecommunications services directly to the public for a fee. A "telecommunications service," as defined by the Act, means the transmission of information between points specified by the user. Common carrier's are subject to extensive federal, state and local telecommunications regulation.

      The Company's subsidiary, Equal Access, is not subject to common carrier regulation. Unlike a common carrier, Equal Access does not hold its offerings out to the public, nor does it provide transmission services. Equal Access generally enters into exclusive agreements with building owners to provide intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access merely provides the capacity over which certain carriers may provide telecommunications services. However, certain proposals have been made before Congress and the FCC that could have an adverse impact on Equal Access' exclusive contractual rights, in certain buildings, to provide such capacity.

Local Fiber, LLC

Federal Regulation

      As a competitive provider of telecommunications services, Local Fiber is subject to federal common carrier regulation. Common carriers are subject to contributions to the FCC's Universal Service Fund, a fund that was established to ensure the availability of affordable basic telecommunications services. The anticipated rate of assessment is approximately 5.8% of gross interstate end-user revenues for the year 2000, and may be higher in subsequent years. Local Fiber is also required to comply with a number of other federal regulatory requirements, including, but not limited to rate regulation, reporting requirements, special assessments, and access charges. Although compliance with these regulatory requirements imposes certain administrative burdens, similarly situated competitors are subject to comparable regulatory obligations.

State Regulation

      The Telecommunications Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers.

      Local Fiber must obtain and maintain certificates of authority from regulatory bodies in states where it offers intrastate telecommunications services. In most states, telecommunications providers must also file and obtain prior regulatory approval of tariffs for its regulated intrastate services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state law or regulations. Fines and other penalties also may be imposed for such violations. Local Fiber is currently authorized to provide intrastate services in New York and may seek additional authority in other states.

      State regulatory commissions generally regulate the rates local Bell operating companies charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. Intrastate access rates affect the costs of carriers providing intrastate long distance services and demand for the services the Company and other carriers provide. Under the Telecommunications Act, state commissions have jurisdiction to arbitrate and review negotiations between local telephone companies and CLECs regarding the prices local telephone companies charge CLECs for interconnection and resale. In setting these prices, state commissions must use the forward-looking cost methodology prescribed by the FCC, and later upheld by the Supreme Court. A state may also impose telecommunications taxes and fees for state-level universal service and other programs on providers of services within that state.

Local Regulation

      In addition to federal and state laws, local governments exercise legal authority that may impact Local Fiber's operations. For example, local governments retain the authority to license public rights-of-way, subject to the limitation that local governments may not prohibit the provision of telecommunications services. Local authorities affect the timing and costs associated with the use of public rights-of-way. These regulations may have an adverse effect on the Company's business to the extent Local Fiber requires access to such public rights-of-way.

Equal Access

      Equal Access is subject to numerous local regulations such as building and electrical codes, licensing requirements and construction requirements. These regulations vary on a city-by-city and county-by-county basis.

      Equal Access generally secures multi-year license agreements with real estate owners for the exclusive right to lease intra-building fiber capacity to third parties. Under current FCC regulations, commercial real estate owners have the right to control wiring within their premises, beyond the demarcation point at which telecommunications carriers terminate their facilities. The demarcation point is typically at a minimum point of entry to the building such as the basement. These rules allow the real estate owners or managers to install and maintain their own inside wiring, or to contract with companies, such as Equal Access, to maintain wiring on their behalf. If laws or regulations are enacted that effectively require building owners to give inside wiring access to all requesting telecommunications providers on nondiscriminatory terms, Equal Access' ability to secure and maintain exclusive inside wiring contracts may be inhibited.

      Currently, there is no federal legal requirement that owners or managers of commercial office buildings give access to competitive providers of telecommunications services. However, such laws have been adopted in certain states. For example, laws in Connecticut and Texas generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Although these laws require that telecommunications carriers be permitted to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access already has existing facilities.

      Federal laws and regulations concerning building access have been considered in the past and may be adopted in the future. On June 10, 1999, the FCC initiated an inquiry into riser access in multiple tenant environments and requested comment on the following issues:

            - the FCC's tentative conclusion that utilities must allow telecommunications and cable service providers access to rooftop and other rights-of-way and utility shaft conduit in multiple tenant environments on just, reasonable and nondiscriminatory rates, terms and conditions;

            - whether incumbent local telephone companies should make available unbundled access to riser cable and wiring within multiple tenant environments; and

            - whether building owners offering access to any telecommunications provider should be required to make comparable access available to all such providers on a nondiscriminatory basis, and whether the FCC has the authority to impose such a requirement.

      In addition, legislation has recently been introduced in the U.S. House of Representatives that covers similar issues concerning access to building risers and rights-of-way. Legislation has also been introduced in both the Senate and the House that addresses issues relating to telecommunications access to buildings owned or used by the federal government. The Company cannot predict the outcome of the FCC's proceeding or of any legislation, nor what effect, if any, it may have on its business.

Other

      The Company's operations are subject to various federal, state, local and foreign environmental, safety and health laws and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and endangered species and the health and safety of its employees.

      Although the Company monitors compliance with environmental, safety and health laws and regulations, the Company cannot ensure that it has been or will be in complete compliance with these laws and regulations. The Company may be subject to fines or other sanctions imposed by governmental authorities if the Company fails to obtain certain permits or violate the laws and regulations. The Company does not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 1999 or 2000.

      In addition, the Company may be subject to environmental laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. Although the Company operates numerous sites in connection with its operations, it is not aware of any liability relating to contamination at these sites or third party waste disposal sites that could have a material adverse effect on the company.

ITEM 2. DESCRIPTION OF PROPERTIES

      The principal offices of FiberNet are located at 570 Lexington Avenue, New York, New York, consisting of approximately 5,106 square feet of space. FiberNet leases this space under agreements which expire in 2008, at a current annual base rental of approximately $275,000. The Company also has leased two facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and at 111 Eighth Avenue. The lease for the 15,239 square feet facility at 60 Hudson Street extends through 2008 and has an annual base rental of approximately $310,000. The lease for the 5,672 square feet facility at 111 Eighth Avenue extends through 2015 and has an annual base rental of approximately $190,000. The Company also leases space in the basements of its on-net buildings for its central equipment rooms.

ITEM 3. LEGAL PROCEEDINGS

      To the knowledge of management, there is no material litigation pending or threatened against the Company which would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 10, 1999, by unanimous written consent, the Board of Directors of FiberNet Nevada, the Company's predecessor entity, and the Board of Directors of FiberNet, approved the terms of a merger as described in an Agreement and Plan of Merger (the "Plan of Merger") by FiberNet Nevada merged with and into FiberNet in order to change the Company's state of incorporation. The Plan of Merger was approved by FiberNet Nevada, which was the sole stockholder of FiberNet prior to the Merger, and by the stockholders holding a majority of the voting shares of stock in FiberNet Nevada. Stockholder approval of the Merger was obtained by written consent in lieu of a stockholders meeting on December 10, 1999. 25,391,904 shares voted in favor of the Plan of Merger out of a total of 36,536,425 shares entitled to vote, constituting a majority of the voting shares of stock in FiberNet Nevada.

      The Merger was effective on February 4, 2000 upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware and the Articles of Merger with the Secretary of State of the State of Nevada.

      In addition, the Board of Directors of the Company approved the 1999 Stock Option Plan to provide for the issuance of options to employees, directors and consultants to purchase an aggregate of 2,500,000 shares of Common Stock of the Company thereunder. The 1999 Stock Option Plan was also approved by stockholders of the Company holding a majority of voting shares of stock in the Company. Stockholder approval was obtained by written consent in lieu of a stockholders meeting on December 10, 1999. 25,391,904 shares voted in favor of the 1999 Stock Option Plan out of a total of 36,536,425 shares entitled to vote, constituting a majority of the voting shares of stock in the Company. An amendment to the 1999 Stock Option Plan was approved by the Board of Directors to increase the number of shares of Common Stock of the Company reserved for issuance under the 1999 Stock Option Plan by 2,000,000 shares, to an aggregate of 4,500,000 shares. Stockholder approval was obtained by written consent in lieu of a stockholders meeting on December 16, 1999. 25,391,904 shares voted in favor of the Amendment out of a total of 36,536,425 shares entitled to vote, constituting a majority of the voting shares of stock in the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

      The Company's Common Stock is currently eligible for quotation on the NASD Electronic Bulletin Board under the symbol "FTGX". As of February 22, 1999, the Company currently had a minimum of 1,402 shareholders of record.

      The following table sets forth the high and low sales prices for each quarter for the Company's Common Stock as reported on the NASD Electronic Bulletin Board during the fiscal year 1999:

      ---------------------------------------------------------------------
                                     Fiscal 1998            Fiscal 1999
      ---------------------------------------------------------------------
                                    High      Low         High         Low
      ---------------------------------------------------------------------
      Quarter ending March 31      $8.375    $4.500      $3.250      $1.250
      ---------------------------------------------------------------------
      Quarter ending June 30       $6.000    $4.000      $5.313      $2.938
      ---------------------------------------------------------------------
      Quarter ending September 30  $4.688    $1.875      $7.500      $4.250
      ---------------------------------------------------------------------
      Quarter ending December 31   $2.375    $1.000      $17.438     $4.875
      ---------------------------------------------------------------------

      All of the above quotations were obtained from Bloomberg, L.P.

      The Company has not paid any dividends with respect to its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. Any future dividends will be declared at the discretion of the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company.

      RECENT SALES OF UNREGISTERED SECURITIES

      Bridge Warrants. On March 23, 1999 the Company issued a warrant to purchase 400,000 shares of Common Stock to Trident Technology Partners LLC at a purchase price of $0.50 per share in connection with a bridge loan (the "Bridge Warrant"). The Bridge Warrant may be exercised, in whole or in part, at any time from March 23, 1999 through March 23, 2004, upon payment of the exercise price. The Bridge Warrant may also be exercised without paying the exercise price by surrendering the warrant in exchange for a number of shares calculated pursuant to a formula set forth in the Bridge Warrant. The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

      Option grant to Richard D. Sayers. On May 7, 1999, the Company granted an option to purchase 250,000 shares of Common Stock to Richard D. Sayers at an exercise price of $1.875 per share pursuant to an Employment Agreement (the "Employment Agreement"). The option to purchase 125,000 shares vested upon the effective date of the Employment Agreement and 125,000 shares vest in equal monthly installments during the one year term of the Agreement. The option grant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      Conversion Warrants. On June 30, 1999 the Company entered into an agreement (the "Chiaino Warrant") with Frank Chiaino ("Chiaino") pursuant to which it issued to Chiaino 41,664 shares of Common Stock and 27,498 warrants to purchase Common Stock at a purchase price of $0.67 per share.

      On June 30, 1999 the Company also entered into an agreement (the "Petrocelli Warrant" and together with the Chiaino Warrant, the "Conversion Warrants") with Petrocelli Electric Company Inc., LPS Consultants, Inc. and LTJ Group pursuant to which the Company issued (i) 309,865 shares of Common Stock of the Company; (ii) 204,511 warrants to purchase Common Stock at a purchase price of $0.67 per share; and (iii) 390,000 warrants to purchase Common Stock at a purchase price of $1.50 per share.

      The Conversion Warrants may be exercised, in whole or in part, at any time from June 30, 1999 through June 30, 2004, upon payment of the applicable exercise price. The Conversion Warrants may also be exercised without paying the exercise price by surrendering the warrant in exchange for a number of shares calculated pursuant to a formula set forth in the Conversion Warrants. The exercise prices may be adjusted from time to time, as provided in the Conversion Warrants, in order to prevent dilution of the rights granted under the Conversion Warrants.

      4% and 8% Senior Secured Convertible Notes due May 7, 2004. On May 7, 1999, the Company entered into a Securities Purchase Agreement (the "May Purchase Agreement") with certain purchasers (the "May Purchasers"), pursuant to which the Company issued (i) 4% and 8% Senior Secured Convertible Notes of the Company, due May 7,

2004 (the "May Notes") in the principal aggregate amount of $13.9 million, convertible into shares of Common Stock of the Company at a price of $1.50 per share; (ii) 133,333 shares of Series C Preferred Stock, $.001 par value of the Company for a purchase price of $1.50 per share, convertible into Common Stock of the Company; (iii) 6,204,000 warrants to purchase Common Stock at a purchase price of $0.67 per share (the "Class A Warrants"); and (iv) 1,700,000 warrants to purchase share of Common Stock of the Company at a purchase price of $1.50 per share (the "Class B Warrants").

      Under the terms of the May Notes, each holder had the right, up until the time of repayment, to convert the unpaid principal and interest into shares of Common Stock of the Company at a price of $1.50 per share. The May Notes also provided that upon written notice of the conversion of the Notes held by the Majority in Interest, as that term is defined in the May Purchase Agreement, the remaining holders of the May Notes would be deemed to have automatically converted their Notes into shares of Common Stock. On November 30, 1999, Signal Equity Partners, L.P., the Majority in Interest, converted its May Notes, which automatically converted all of the May Notes into Common Stock. Pursuant to a Conversion and Exchange Agreement, by and among the Company and certain Noteholders (as defined therein)(the "Conversion and Exchange Agreement") the holders of the 4% May Notes were given the option of exchanging their Common Stock for Series D Preferred Stock, and the holders of the 8% May Notes were given the option of exchanging their Common Stock for Series E Preferred Stock.

      The Class A Warrants and Class B Warrants may be exercised, in whole or in part, at any time from May 7, 1999 through May 7, 2004, upon payment of the exercise price. The Class A Warrants may also be exercised without paying the exercise price by surrendering the warrant in exchange for a number of shares calculated pursuant to a formula set forth in the May Purchase Agreement. The exercise price may be adjusted from time to time, as provided in the Class A Warrants, in order to prevent dilution of the rights granted under the Class A Warrants.

      The Series C Preferred may be converted into Common Stock at any time at the option of the holder. Additionally, the Series C Preferred shall automatically convert into Common Stock upon the consummation of a qualified public offering, as defined in the Stockholders Agreement, dated May 7, 1999, between the Company and certain stockholders (the "Stockholders Agreement"). Additionally, any shares of Series C Preferred held by holders of Common Stock received upon the conversion of the May Notes automatically convert upon (i) the conversion of Series C Preferred owned or held by the Majority in Interest; (ii) the conversion or repayment of the May Notes owned or held by the Majority in Interest, in accordance with the terms of the May Notes. The conversion ratio for the Series C Preferred is one share of Common Stock for every one share of Series C Preferred Stock, subject to certain customary anti-dilution adjustments made from time to time pursuant to the Certificate of Designation of the Series C Preferred.

      The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

      8% Senior Secured Convertible Notes due September 28, 2004. On September 28, 1999, the Company entered into a Securities Purchase Agreement (the "September Purchase Agreement") with certain purchasers (the "September Purchasers"), pursuant to which the Company issued 8% Senior Secured Convertible Notes due September 28, 2004 ("September Notes") in the aggregate principal amount of $12.5 million, convertible into shares of Common Stock of the Company at a price of $3.00 per share.

      Under the terms of the September Notes, each holder had the right, up until the time of repayment, to convert the unpaid principal and interest into shares of Common Stock of the Company at a price of $3.00 per share. The September Notes also provided that upon written notice of the conversion of the September Notes held by the Majority in Interest, as that term is defined in the May Purchase Agreement (described above), the remaining holders of the September Notes would be deemed to have automatically converted their respective
September Notes into shares of Common Stock. On November 30, 1999, Signal Equity Partners, L.P., the Majority in Interest, converted its September Notes, which automatically converted all of the September Notes into Common Stock. Pursuant to the Conversion and Exchange Agreement, the holders the September Notes were given the option of exchanging their Common Stock for Series F Preferred Stock.

      The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

      Tishman Speyer Properties, L.P. On June 30, 1999 the Company granted Tishman Speyer Properties, L.P. ("TSP") an option, pursuant to an Option Agreement dated June 30, 1999, as amended, to purchase 1,000,000 shares of Common Stock of the Company for a purchase price of $1.50 per share. On February 1, 2000, TSP exercised its option to purchase all 1,000,000 shares.

      Metromedia Fiber Network Services, Inc. Pursuant to a Private Network Agreement dated as of December 17, 1999 by and between MFN and the Company, and a related Exchange and Registration dated as of the same date between MFN and the Company, the Company issued 5,000,000 shares of the Company's Common Stock to MFN. The transaction assumed a per share price of $8.69. As a result of the transaction, MFN held approximately ten percent of the Company's Common Stock as of the date of the agreement. The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

      Pacer International, Inc. Pursuant to an Option Agreement dated as of October 1, 1999 between Pacer International, Inc. ("Pacer") and the Company, the Company issued to Pacer an option to purchase 600,000 shares of its Common Stock at $3.00 per share. On February 29, 2000, Pacer exercised its option with respect to all 600,000 shares. The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

      Options granted pursuant to 1999 Stock Option Plan. The Company granted approximately 3.4 million options to purchase shares of Common Stock to 40 employees, directors and consultants pursuant to its 1999 Stock Option Plan. The options typically vest annually over three years from the date of grant. The exercise price for the options ranges from $3.00 to $11.06 per share. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      Settlement Agreement. On February 28, 2000 the Company agreed to issue to Trident Telecom Partners, LLC ("Trident") and certain members of Trident ("Trident Members") in settlement of certain litigation (i) 23,442 warrants to purchase Common Stock at a purchase price of $0.67 per share to Trident Telecom Management, LLC, (ii) 66,667 shares of Common Stock and 44,000 warrants to purchase Common Stock at a purchase price of $0.67 per share to Trident Telecom Management, LLC, for consideration of $100,000, (iii) 35,764 shares of Common Stock and 1,997 warrants to purchase Common Stock at a purchase price of $0.67 per share to Bruno Guazzoni, for consideration of approximately $290,000, (iv) 47,074 shares of Common Stock and 3,994 warrants to purchase Common Stock at a purchase price of $0.67 per share to Pacific Alliance, LLC, and (v) 35,305 shares of Common Stock and 2,995 warrants to purchase Common Stock at a purchase price of $0.67 per share to Emral Holdings, Ltd. The warrants are exercisable in whole or in part, at any time from May 7, 1999 through May 7, 2004, upon payment of the exercise price. The warrants may also be exercised without paying the exercise price by surrendering the warrant in exchange for a number of shares calculated pursuant to a formula set forth in the May Purchase Agreement. The exercise price may be adjusted from time to time, as provided in the warrants, in order to prevent dilution of the rights granted under the warrants. The shares and warrants to be issued pursuant to this transaction will be a private placement, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

      As of December 31, 1999, the Company has had no commercial operations to date and had not generated any revenues. Since it inception, the Company has engaged principally in organizational and developmental activities, including formulating its business plan, developing strategic relationships with vendors and property owners, gaining access to capital for future growth, hiring personnel and purchasing equipment.

      The Company has initially focused its developmental activities in New York City. FiberNet has deployed its in-building networks in five commercial office properties and has established two carrier point facilities. The Company will continue to expand its portfolio of on-net buildings in the New York metropolitan area and add additional carrier point facilities to its network. In the first quarter of fiscal 2000, FiberNet began providing services in the New York market. As a result, the Company will no longer be a development stage enterprise for financial reporting purposes.

      Recently, the Company also began its expansion into the Chicago market and expects to be operational in that market during fiscal 2000. In addition to Chicago, FiberNet intends to expand into other gateway cities, as well. The Company will pursue the same business strategy in its expansion markets, as it has in New York.

      FiberNet's strategy is to provide wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth fiber optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company believes that its end-to-end connectivity, quality of service and rapid provisioning time will make it the preferred carrier's carrier for transport capacity and services.

      The Company integrates three core assets to provide its optical local loop solution:

      On-net buildings. The Company typically has entered into exclusive license agreements with building owners to design, deploy and operate fully redundant, self-healing, SONET rings in multi-tenant commercial office buildings in Manhattan. These FiberNet In-building Networks can extend from the basement of on-net buildings to telecommunications closets on every floor to provide a central distribution system for broadband communications services in the building.

      Metropolitan transport network. The Company has entered into a twenty-year license agreement with MFN pursuant to which the Company has leased the right to use a substantial amount of dark fiber in multiple metropolitan markets. The Company lights the dark fiber in ring configurations with optical networking gear, establishing connectivity between carrier point facilities and on-net buildings. The Company has lit multiple OC-48 SONET rings in the New York metropolitan area and will utilize dense wave division multiplexing technology to increase capacity in its metropolitan transport network.

      Carrier point facilities. The Company has developed carrier point facilities to enable the interconnection of its network with other carriers' networks. In addition, the Company offers colocation and cross-connection services to its carrier customers at these facilities. The Company's primary carrier point facility, located at 60 Hudson Street in New York City, is also the site of its network operations center, which provides network monitoring, management and maintenance.

      For the fiscal year ended December 31, 1999 the Company reported an operating loss of $13.1 million and a net loss of $72.2 million, compared to losses of $3.1 million and $2.8 million, respectively, in fiscal 1998. The Company's general and administrative expenses increased from $3.1 million in 1998 to $8.3 million in 1999, primarily as a result of an increase in payroll expense and related overhead as the Company's organizational and developmental activities accelerated. The Company expects such increase to continue for the next fiscal year.

      FiberNet recorded non-recurring expenses of $4.3 million in fiscal 1999. Of these expenses, $3.7 million was a non-cash charge, relating to the prospective settlement of certain litigation. Net interest expense was $1.3 million in fiscal 1999 compared to $0.2 million of net interest income in fiscal 1998. This change resulted primarily from the issuance of Senior Secured Convertible Notes during the year (see "Liquidity and Capital Resources" below). Nearly all of the interest expense on the Senior Secured Convertible Notes accrued in fiscal 1999 was converted into or exchanged for shares of common stock or preferred stock on November 30, 1999.

      The Company recorded two non-cash charges for beneficial conversion features in fiscal 1999, relating to the issuance of convertible securities, in accordance with the Emerging Issues Task Force, or EITF, Issue 98-5. The total amount of these charges was $57.2 million, and the Company concurrently recorded an increase to stockholders' equity in an equal amount. The Company also recorded preferred stock dividends of $0.8 million in fiscal 1999, relating to its Series D, E and F Preferred Stock. Such dividends were paid in additional shares of Series D, E and F Preferred Stock, as of December 31, 1999.

      As a result of the Company's developmental activities and the deployment of its networks and facilities, FiberNet has incurred significant losses from inception to date. The Company expects such losses to continue, as it further executes its business plan and expands its operations. Consequently, FiberNet has been dependent upon external sources of capital to fund its operations. Prospectively, the Company will continue to incur losses and will not be able to fund its operations with internally generated funds, thereby requiring additional, external capital. Additionally, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

Liquidity and Capital Resources

      The Company has to date financed its development efforts through direct equity investments from its shareholders and the issuance of additional debt and equity securities in private transactions. The Company has sustained losses for the fiscal year ended December 31 1999 of $72.2 million and from August 10, 1994 (date of inception) to December 31, 1999 of $75.8 million. These operating losses are due to the development of the Company's telecommunications operations, and the Company anticipates that such losses will continue as it executes its business plan. During the fiscal year ended December 31, 1999 cash used to fund operating activities was $5.3 million, and cash purchases of property, plant and equipment were $10.8 million.

      The Company's planned operations will require significant capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. The Company anticipates spending over $100 million through the fiscal year 2000 for the deployment of its FINs, expansion of its metropolitan transport networks, the development of additional carrier points facilities and other network programs and management systems.

      On November 24, 1997, the Company raised $5.1 million from the private placement of Series A Preferred Stock. On May 7, 1999, the Company issued $14.1 million of 4% and 8% Senior Secured Convertible Notes due 2004, Series C Preferred Stock and warrants to purchase Common Stock. On September 28, 1999, the Company issued $7.8 million of 8% Senior Secured Convertible Notes due 2004, and on October 19, 1999 FiberNet issued an additional $4.7 million of 8% Senior Secured Convertible Notes due 2004, for a total of $12.5 million. On November 30, 1999 the Company converted or exchanged all of the outstanding 4% and 8% Senior Secured Convertible Notes due 2004 plus accrued interest into either Common stock or new series of preferred stock.

      On December 17, 1999 FiberNet issued five million shares of Common Stock to Metromedia Fiber Network Services, Inc. as consideration for a twenty year lease for a significant number of route miles of dark fiber in multiple markets and the repurchase of a 10% minority interest in the Company's Local Fiber, LLC operating subsidiary held by MFN. The Company has also secured a commitment for an equipment lease line of credit totaling $5.1 million. The $1.2 million of equipment leases outstanding as of December 31, 1999 was the only long-term indebtedness of the Company as of that date.

      FiberNet has had on-going discussions with sources of additional financing. As a result, the Company may also consider from time to time private or public sales of additional equity or debt securities, entering into credit facilities and other financings, depending upon market conditions, in order to finance the continued operations of its business. To date, no final commitments, other than that discussed above, have been obtained. There can be no assurance that the Company will be able to, other than those discussed above, successfully consummate any such financing at all, or on acceptable terms.

      The Company has experienced significant growth in employees during fiscal 1999 and expects such growth to continue over the next twelve months as its operations increase. The Company hired a significant number of new personnel in the engineering and operations departments, as well as sales and marketing.

ITEM 7. FINANCIAL STATEMENTS

      Audited balance sheets as of December 31, 1999, and December 31, 1998 and the related statements of operations, cash flows and stockholders' equity for the period from inception (August 10, 1994) to December 31, 1999, together with related notes and the reports of Arthur Andersen LLP, independent auditor, and Mendelsohn Kary Bell & Natoli, P.C., independent auditor, appear on pages F-1 through F-14 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9. MANAGEMENT

Executive Officers and Directors

      The following tables set forth the directors and executive officers of the Company as of December 31, 1999. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors.

NAME                       AGE      POSITIONS
----                       ---      ---------

Timothy P. Bradley         38       Director
Steven G. Chrust           50       Director
Roy (Trey) D. Farmer III   29       Executive Vice President, Director
Michael S. Liss            45       President, Chief Executive Officer, Director
Charles Mahoney            62       Director
Richard Sayers             63       Director
William Vrattos            30       Director
Les Hankinson              48       Senior Vice President - Sales and Marketing
Joel Zimmermann            51       Senior Vice President - Facilities
Jon A. DeLuca              28       Vice President - Finance


TIMOTHY P. BRADLEY has served as a Director of FiberNet since May 7, 1999. Mr. Bradley is a Managing Partner and co-founder of Signal Equity Partners, a private equity investment fund focused on the telecommunications and information technology industries. Mr. Bradley also co-founded Signal Partners LLC, a financial advisory firm whose clients included Fortune 500 companies and premier private equity funds. Previously, Mr. Bradley was a general partner at the Exeter Group, a private equity investment fund. Prior to working in the private equity industry, Mr. Bradley was a practicing attorney in New York City. He received a BA from Yale University in 1983, a JD from New York University School of Law in 1988, and an MBA from Columbia Business School in 1993. Mr. Bradley is a member of the Company's Audit Committee and Compensation Committee.

STEVEN G. CHRUST has served as a Director of FiberNet since December 8, 1999. He is Founder and President of SGC Advisory Services, Inc., an advisory/money-management firm specializing in telecommunications and technology, and has been involved with the telecommunications and financial services industry for over 25 years. He was co-founder and served as Vice Chairman of WinStar Communications, Inc. from 1995 through 1998. Previously, Mr. Chrust was Director of Technology Research at Sanford C. Bernstein & Co. Mr. Chrust was Chairman of the Association for Local Telecommunications Services
(ALTS), the national organization representing facilities-based competitive local exchange carriers. Mr. Chrust is a member of the Company's Audit Committee.

ROY (TREY) D. FARMER III has served as the Executive Vice President and a Director of FiberNet since May 11, 1999. From 1998 to 1999 he was a partner of Sterling Capital LLC. Prior to joining Sterling Capital, Mr. Farmer worked with a group of strategic consulting firms based in New York City that repositioned technology companies. He has an A.B. in classical philosophy from Princeton University, an M.Ed. from Harvard University and an M.A.R. from Yale University.

MICHAEL S. LISS has served as President & CEO of FiberNet and as a Director of the Company since May 11, 1999. From 1994 to 1999, he was a Managing Director of Lazard Freres & Co. LLC, and prior to that he was a Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Liss is a graduate of the Yale Law School and the Yale School of Management and has a B.A. from Columbia University. Mr. Liss is a member of the Company's Compensation Committee.

CHARLES MAHONEY has served as a Director of the Company since May 7, 1999. He is presently President and Chief Executive Officer of Arcade Building Services, a wholly owned subsidiary of Tishman Speyer Properties, L.P. From 1990 to 2000 he was a Senior Managing Director and Managing Director with TSP. Prior to his employment at TSP, Mr. Mahoney held positions at the Helmsley Organization and at Con Edison. He holds a B.S. from C.W. Post College. Mr. Mahoney is a member of the Company's Compensation Committee.

RICHARD D. SAYERS has served as a Director of the Company since May 7, 1999. Since 1996, he has served as the President of Taurus Telecommunications, Inc., a private consulting company in the telecommunications industry. From 1994 to 1996, Mr. Sayers was the Vice Chairman of ACC Corp. and President of its international group, serving as Chairman of ACC Telenterprises (ACC-Canada) and Chairman of ACC Long Distance, United Kingdom. Mr. Sayers has nearly 40 years of executive level experience in the telecommunications industry. He received a B.S. in electrical engineering from Union College.

WILLIAM VRATTOS has served as a Director of the Company since September 29, 1999. Since 1997, he has been a Vice President of Georgica Advisors LLC, focusing on the firm's public and private investments in the media, communications and entertainment industries. Prior to that Mr. Vrattos worked in the investment banking division of Morgan Stanley & Co. Incorporated from 1991 until 1995. He also currently serves as a Director and Chairman of the Finance Committee of Listing Services Solutions, Inc., a privately held telecommunications service company. Mr. Vrattos is a member of the Company's Audit Committee.

LES HANKINSON has served as the Senior Vice President of Sales and Marketing since October 4, 1999. Mr. Hankinson has more than 27 years of executive level experience in the telecommunications industry. From 1991 to

1999, he was with British Telecommunications plc ("BT"), where he was responsible for Worldwide Wholesale Sales and Marketing for Carrier Services as well as Internet and Multimedia. As Vice President and General Manager-Internet Sales and Marketing, he was responsible for launching BT's line of products aimed at the wholesale and retail Internet market. Mr. Hankinson has also held executive positions at Sprint, MCI WorldCom, SBS, and Cable & Wireless. He attended George Mason University where he majored in Computer Science. He also completed a Telecommunications Master's Program at the Telecommunications Engineering Staff College in London, England.

JOEL ZIMMERMANN has served as the Senior Vice President of Facilities of FiberNet since July 21, 1999. Mr. Zimmermann has more than 15 years of executive level experience in the telecommunications industry. His previous employers include Pacer International, Concert, MCI and Amtrak. His responsibilities in metropolitan, long-distance and international networking and systems have included business development, planning, design, program management, implementation and operations. Mr. Zimmermann has a B.S. in civil engineering from Rutgers University and a M.B.A. from Southern Methodist University.

JON A. DELUCA has served as the Vice President of Finance of FiberNet since June 14, 1999. From 1997 to 1999, Mr. DeLuca was a Managing Director of Lago Industries, LLC, a private merchant banking firm. Prior to that, he was employed in the Leveraged Finance Groups of Lazard Freres & Co. LLC and Bear, Stearns & Co. Inc. Mr. DeLuca has a B.A. from Trinity College.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and any persons holding more than 10% of the outstanding common stock of the Company to file reports with the Commission concerning their initial ownership of common stock and any subsequent changes in that ownership.

        Based solely on its review of the copies of such forms received by it, or written representations from reporting persons that no other reports were required for those persons, the Company believes that, during fiscal year 1999 all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis except (a) an Initial Statement of Beneficial Ownership on Form 3 was filed late by Steven G. Chrust, and (b) Statements of Changes in Beneficial Ownership on Forms 4 were filed late by Michael S. Liss, Richard Sayers and William Vrattos for one December 1999 event, by Signal Equity Partners, L.P. for two December 1999 events and by Trident Telecom Partners LLC for three December 1999 events.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth summary information as to compensation received by the Company's Chief Executive Officer and each of the other most highly compensated persons who were serving as executive officers of the Company as of December 31, 1999 and who earned in excess of $100,000 for services rendered to the Company during fiscal year 1999 (collectively, the "named executive officers").

                                     Annual Compensation                      Long Term Compensation
                                                                          Awards                  Payouts
                                                                                Securities
                                                                 Restricted     Underlying
     Name and                                                   Stock Awards    Options/SARs     LTIP Payouts       All other
Principal Position       Year     Salary ($)       Bonus ($)        ($)              (#)              ($)        Compensation ($)
Michael S. Liss
President, CEO &
Director                 1999      158,653            --             --          1,005,000             --             --
Roy (Trey) D.
Farmer III
Executive Vice
President&
Director                 1999      107,757          15,000           --           340,000              --             --

         The following table provides information regarding the grant of stock options during fiscal year 1999 to the named executive officers.

                                                    Individual Grants
                                                    -----------------


                            Number of       % of Total
                         Shares Covered   Options Granted
                            by Option      to Employees    Exercise Price   Expiration
         Name                Grant(1)     in Fiscal Year     ($/share)         Date
         ----                --------     --------------     ---------         ----
Michael S. Liss                125,000         4.4             4.000        5/11/2009
                               440,000        15.4             3.750        12/3/2009
                               440,000        15.4             6.000        12/3/2009

Roy (Trey) D. Farmer III       125,000         4.4             4.000        5/11/2009
                               215,000         7.5             5.000        12/3/2009

THE STOCK PLAN

      In December 1999, the Company adopted an employee equity participation program covering 4,500,000 shares of Common Stock of the Company to advance the growth and success of FiberNet by enabling employees, directors and consultants to acquire a proprietary interest in the Company. The Board of Directors administers the 1999 Stock Option Plan. All employees are eligible to receive awards under the 1999 Stock Option Plan, at the Board's discretion.

      Options granted pursuant to the 1999 Stock Option Plan may be either nonqualified options and/or incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended.

      During the fiscal year ended as of December 31, 1999, the Company granted approximately 3.4 million options under the 1999 Stock Option Plan and approximately 1.9 million options not under the 1999 Stock Option Plan, covering a total of approximately 5.3 million shares, at an average exercise price of approximately $3.78 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 31, 1999, concerning the ownership of voting securities (i) each member of the Board of Directors of the Company, (ii) each executive officer of the Company named in the Annual Compensation Table appearing under "Executive Compensation," above,
(iii) all current Directors and executive officers of the Company as a group and
(iv) each beneficial owner of more than 5% of the outstanding shares of any class of voting securites.

                                           Name and Address of               Number of Shares
  Title of Class                           Beneficial Owner                  Beneficially Owned                 Percent of Class
Common Stock                        SMFS, Inc.(1)
                                    12-12 43rd Avenue
                                    Long Island City, New York 11101             6,900,000                           26.6

Common Stock                        Metromedia Fiber Network
                                    Services, Inc.
                                    1 North Lexington Avenue
                                    White Plains, NY 10601                       5,000,000                           19.3

Common Stock                        LTJ Group, Inc.(1)
                                    61 Old Well Road
                                    Rochester, New York 1462                     4,161,556                           16.0

Common Stock                        Trident Telecom Partners, LLC
                                    445 Park Avenue,  6th Floor
                                    New York, NY 10022                           3,017,443                           11.6

Common Stock                        Michael S. Liss (2)
                                    c/o 570 Lexington Ave, 3rd Floor
                                    New York, NY 10022                            336,025                            1.3

Common Stock                        Executive officers and
                                    directors as a group                          336,025                            1.3

Series C Preferred Stock            Alexander Enterprise Holdings
                                    Corp.
                                    499 Park Avenue, 24th Floor
                                    New York, NY 10022                             8,511                             6.4

Series C Preferred Stock            Burden Direct Investment Fund
                                    III
                                    10 East 53rd Street, 32nd Floor
                                    New York, NY 10022                             9,456                             7.1

Series C Preferred Stock            Penny Lane Partners L.P.
                                    767 5th Avenue
                                    New York, NY 10153                             7,092                             5.3

Series C Preferred Stock            Pequot Scout Fund, L.P.
                                    500 Nyala Farm Road
                                    Westport, CT 06880                             9,456                             7.1

Series C Preferred Stock            Signal Equity Partners, L.P.
                                    10 East 53rd Street, 32nd Floor
                                    New York, NY 10022                            43,499                             32.6

Series C Preferred Stock            Trident Telecom Partners, LLC
                                    445 Park Avenue, 6th Floor
                                    New York, NY 10022                            40,189                             30.1

Series C Preferred Stock            Michael S. Liss (2)
                                    c/o 570 Lexington Ave, 3rd Floor
                                    New York, NY 10022                             4,728                             3.5

Series C Preferred Stock            Richard D. Sayers (3)
                                    3625 Ridge Run
                                    Canandaigua, NY 14424                           946                              0.7

Series C Preferred Stock            Executive officers and
                                    directors as a group                           5,674                             4.2

(1) Pursuant to the Stockholders Agreement dated May 7, 1999 between the Company and certain stockholders (as defined therein), SMFS, Inc., LTJ Group, Inc. and LPS Consultants, Inc. granted irrevocable proxies to Signal Equity Partners, L.P., Trident Telecom Partners, LLC and Concordia Telecom Management, L.L.C. to vote all of their shares at all meetings of stockholders. The proxy terminates upon the earliest to occur of (i) a transfer of all shares owned by the stockholder that granted the proxy; (ii) a qualified public offering, as defined in the Stockholders Agreement; or (iii) three years from the date of the Stockholders Agreement.

(2) Michael S. Liss, the Company's President and Chief Executive Officer, beneficially owns these shares through Concordia Telecom Management, L.L.C.

(3) Richard D. Sayers, a director of the Company, beneficially owns these shares through Taurus Telecommunications, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, the Company made payments to Petrocelli Electric Co., a related party, of approximately $1.3 million for consulting and contracting services rendered. Mr. Santo Petrocelli, former Chairman of the Company, is the President and Chief Executive Officer of Petrocelli Electric Co. and Petrocelli Electrical Services and the principal of SMFS, Inc., a shareholder in the Company. Other consulting fees paid to related parties included approximately:
(i) $96,000 to Richard D. Sayers, a current Director of the Company, (ii) $85,000 to Frank Chiaino, the former President and Chief Executive Officer of the Company, and (iii) $83,000 to Landtel Telecommunications. Mr. Joseph Tortoretti is the majority shareholder of Landtel Telecommunications and a principal of LTJ Group, Inc., a shareholder of the Company. The Company also issued approximately 973,000 warrants and shares of Common Stock as consideration for accounts payable of $527,000 due to related parties, including Petrocelli Electric Co., LPS Consultants, Inc., Landtel Telecommunications and Frank Chiaino. Mr. Lawrence Polan, a former Director of the Company, is also Vice President and Chief Financial Officer for Petrocelli Electric Co. In addition, he controls LPS Consultants, Inc.

     The Company capitalized services from Petrocelli Electrical Services of approximately $2.5 million and $12,000 during 1998 and 1997, respectively. Additionally, the Company expensed approximately $140,000 and $20,000 of consultant fees from this related party during 1998 and 1997, respectively. The Company capitalized services of approximately $57,000 and $6,000 of consulting services from Landtel Communications during 1998 and 1997, respectively. Additionally, the Company expensed approximately $57,000 and $100,000 of consultant fees from this related party during 1998 and 1997, respectively. The Company purchased approximately $75,000 of consulting fees from LPS Consultants, Inc. during 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed herewith as part of this Form
10-KSB:

      EXHIBIT NO.                EXHIBIT NAME
      -----------                ------------

      2.1 Agreement and Plan of Merger between the Company and FiberNet Telecom Group, Inc., a Nevada corporation, dated December 10, 1999 (incorporated by reference to Exhibit A to the Company's Information Statement Pursuant to
                                 Section 14(c) of the Securities Exchange Act of 1934, as amended, filed on January 13, 2000)

      3.1 Certificate of Incorporation of Company (incorporated by reference to Exhibit B to the Company's Information Statement Pursuant to
                                 Section 14(c) of the Securities Exchange Act of 1934, as amended, filed on January 13, 2000)

      3.2 Bylaws of the Company (incorporated by reference to Exhibit C to the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, filed on January 13, 2000)

      4.1                        Form of certificate for the Company's Common
                                 Stock

      4.2 Form of 8% Senior Secured Convertible Note (incorporated by reference to Exhibit B of the Company's Schedule 13D filed on May 17, 1999).

      4.3 Form of 4% Senior Secured Convertible Note (incorporated by reference to Exhibit D of the Company's Schedule 13D, filed on May 17, 1999).

      4.4 Form of Warrant (incorporated by reference to Exhibit E of the Company's Schedule 13D filed May 17, 1999).

      4.5 Form of Warrant (incorporated by reference to Exhibit F of the Schedule 13D filed on May 17,
                                 1999).

      4.6 Stockholders Agreement dated as of May 7, 1999 by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit H of the Company's Schedule 13D, filed on May 17, 1999).

      4.7 Registration Rights Agreement dated as of May 7, 1999 by and among the Company the stockholders listed therein(incorporated by reference to Exhibit I of the Company's
                                 Schedule 13D filed on May 17, 1999).

      4.8 Proxy for LPS Consultants, Inc., dated May 7, 1999 (incorporated by reference to Exhibit J of the Company's Schedule 13D filed on May 17,
                                 1999).

      4.9 Proxy for SMFS, Inc. dated May 7, 1999 (incorporated by reference to Exhibit K of the Company's Schedule 13D, dated May 17, 1999).

      4.10 Proxy for LTJ Group, Inc. dated May 7, 1999 (incorporated by reference to Exhibit L of the Company's Schedule 13D filed on May 17, 1999

      4.11 Joinder dated as of September 28, 1999 to the Stockholders Agreement dated as of May 7, 1999 by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K).

      4.12 Joinder dated as of September 28, 1999 to the Registration Rights Agreement dated as of May 7, 1999 by and among the Company and the parties listed therein (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K).

      10.1 Office Lease Agreement between Hudson Telegraph Associates and FiberNet Telecom Group, Inc. dated as of February 17, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on November 16, 1998).

      10.2                       Master Lease Agreement between Comdisco, Inc.
                                 and the Company dated as of July 27, 1998
                                 (incorporated by reference to Exhibit 10.1 to the Company's From 10-KSB filed on March 31,
                                 1999)

      10.3 Agreement of Lease between 570 Lexington Company, L.P. and FiberNet Telecom Group, Inc. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB filed on May 15, 1998).

      10.4 Employment Agreement dated as of May 7, 1999 between the Company and Michael S. Liss.

      10.5 Employment Agreement dated as of May 7, 1999 between the Company and Roy (Trey) D. Farmer.

      10.6 Employment Agreement dated as of July 21, 1999 between the Company and Joel Zimmermann.

      10.7 Employment Agreement dated as of October 4, 1999 between the Company and Les Hankinson.

      10.8 Option Agreement between the Company and Pacer International, Inc. dated as of October 1, 1999.

     *10.9 Private Network Agreement dated December 17, 1999 between the Company and Metromedia Fiber Network Services, Inc.

      10.10 1999 Stock Option Plan of FiberNet Telecom Group, Inc. (incorporated by reference to Exhibit F to the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, File No. 000-24661 filed on January 13, 2000)

      10.11 Lease Agreement dated February 29, 2000 between 111 Eighth Avenue LLC and FiberNet Telecom Group, Inc.

      21.1                       Subsidiaries of the Company

      23.1                       Consent of Arthur Andersen LLP

      23.2 Consent of Mendelsohn Kary Bell & Natoli, P.C., Certified Independent Auditors

      27.1                       Financial Data Schedule

      99.1 Purchase Agreement dated as of May 7, 1999 by and the Company and the purchasers listed therein (incorporated by reference to Exhibit A of the Company's Schedule 13D filed on May 17,
                                 1999).

      99.2 Securities Purchase Agreement, dated as of September 28, 1999 by and among the Company and the purchasers listed therein (incorporated by reference to Exhibit N to the Company's
                                 Schedule 13D/A filed on October 14, 1999).

      99.3 First Amendment dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from the Company and its subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K).

      99.4 First Amendment dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by FiberNet Telecom, Inc., FiberNet Equal Access, L.L.C. and Local Fiber, L.L.C. (incorporated by reference to Exhibit 4.6 of the Company's Form 8-K).

      99.5 First Amendment dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between FiberNet Telecom, Inc. and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of the Company's Form 8-K).

      99.6 First Amendment dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between the Company and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of the Company's Form 8-K).

      99.7 Conversion and Exchange Agreement dated as of November 30, 1999 (incorporated by reference to Exhibit S to the Company's Schedule 13D filed on December 2, 1999
-----------------
* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.

      (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1999

      Item Number                  Description               Filing Date
      -----------                  -----------               -----------

      5,7             A report dated November 30, 1999       December 2, 1999
                      regarding the conversion of the
                      4% and 8% Senior Secured Convertible
                      Notes due May 7, 2004 and the 8%
                      Senior Secured Convertible Notes
                      due September 28, 2004 and
                      filing the certificates of
                      designation for the Series D, E
                      and F Preferred Stock and the
                      Conversion and Exchange
                      Agreement dated as of November
                      30, 1999 by and among the
                      Company and certain noteholders
                      listed therein.

      5,7             A report dated September 28,            October 5, 1999
                      1999 regarding the Issuance of
                      the 8% Senior Secured
                      Convertible Notes due September
                      28, 1999 and filing the
                      Securities Purchase Agreement
                      dated as of September 29, 1999
                      by and among the Company and the
                      purchasers listed therein and
                      related documents.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    FIBERNET TELECOM GROUP, INC.


Date: March 30, 2000            By: /s/ Michael S. Liss
                                    --------------------------------------------
                                    Name: Michael S. Liss
                                    Title: President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                              Title                     Date


/s/ Michael S. Liss              Director, President and Chief    March 30, 2000
----------------------------     Executive Officer
Michael S. Liss


/s/ Jon A. DeLuca                Vice President of Finance and    March 30, 2000
----------------------------     Principal Accounting Officer
Jon A. DeLuca


/s/ Timothy P. Bradley           Director                         March 30, 2000
----------------------------
Timothy P. Bradley


/s/ Steven G. Chrust             Director                         March 30, 2000
----------------------------
Steven G. Chrust


/s/ Roy (Trey) D. Farmer III     Director and Executive           March 30, 2000
----------------------------     Vice President
Roy (Trey) D. Farmer III


/s/ Charles J. Mahoney           Director                         March 30, 2000
----------------------------
Charles J. Mahoney


/s/ Richard D. Sayers            Director                         March 30, 2000
----------------------------
Richard Sayers


/s/ William Vrattos              Director                         March 30, 2000
----------------------------
William Vrattos

                          FIBERNET TELECOM GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

Reports of Independent Public Accountants........................   F-1

Consolidated Balance Sheets.....................................    F-2

Consolidated Statements of Operations...........................    F-4

Consolidated Statements of Stockholders' Equity ................    F-5

Consolidated Statements of Cash Flows...........................    F-6

Notes to Consolidated Financial Statements......................    F-7 - F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (a corporation in the development stage - Note 1) and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the six month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the six month period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

New York, New York
March 7, 2000



[MENDELSOHN KARY BELL & NATOLI LETTERHEAD]
        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
FiberNet Telecom, Inc. and Affiliated Entities
(A Development Stage Company)

We have audited the accompanying combined statements of operations, stockholder's equity and cash flows of FiberNet Telecom, Inc. and affiliated entities (a development stage company) for the year ended June 30, 1997 and for the period from August 10, 1994 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations, shareholder's equity and cash flows of FiberNet Telecom, Inc. and Affiliated Entities for the year ended June 30, 1997, and from August 10, 1994, (inception), to June 30, 1997 in conformity with generally accepted accounting principles.



                                        /s/ Mendelsohn Kary Bell & Natoli, P.C.



New York, New York
November 29, 1997

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,                  December 31,
                                                                                1999                          1998
                                                                            -----------                   ------------
ASSETS
Current Assets:
      Cash and cash equivalents                                             $  9,512,480                  $    257,384
      Prepaid expenses and other                                                 159,907                       309,365
                                                                            ------------                  ------------
         Total current assets                                                  9,672,387                       566,749

Property, plant and equipment, net                                            55,176,713                     5,397,109

Other Assets:
      Goodwill, net                                                            8,667,471                             -
      Deferred charges, net                                                    3,697,501                             -
      Other assets                                                               373,620                       363,839
                                                                            ------------                  ------------
         Total other assets                                                   12,738,592                       363,839
                                                                            ------------                  ------------
TOTAL ASSETS                                                                $ 77,587,692                  $  6,327,697
                                                                            ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable including related party of $1.4 million in 1998      $  3,732,216                  $  3,974,350
      Accrued expenses                                                         4,447,016                       337,384
      Capital lease - current portion                                            203,031                             -
                                                                             -----------                  ------------
         Total current liabilities                                             8,382,263                     4,311,734

Long-Term Liabilities:
      Capital lease obligation                                                   956,360                             -
                                                                             -----------                  ------------
Total Liabilities                                                              9,338,623                     4,311,734

Minority Interest                                                                      -                       104,429



(continued)

   Stockholders' Equity:
      Common Stock, $.001 par value, 50,000,000
      shares authorized and   25,932,464 and   16,000,000
      shares issued and outstanding at
      December 31, 1999 and December 31, 1998, respectively                       25,933                         16,000

      Series B Voting Preferred Stock $.001 par value, 80,000 shares issued and outstanding at December 31, 1998 (Preference in involuntary
      liquidation value, $1.00 per share)                                              -                             80

      Series C Voting Preferred Stock $.001 par value, 133,333 shares issued and outstanding at December 31, 1999 (Preference in involuntary
      liquidation value, $1.50 per share)                                        200,000                             -

      Series D Preferred Stock $.001 par value, 310,173 shares issued and outstanding at December 31, 1999 (Preference in involuntary
      liquidation value, $15.00 per share)                                    22,553,205                             -

      Series E Preferred Stock $.001 par value, 293,872 shares issued and outstanding at December 31, 1999 (Preference in involuntary
      liquidation value, $15.00 per share)                                    21,429,777                             -

      Series F Preferred Stock $.001 par value, 347,819 shares issued and outstanding at December 31, 1999 (Preference in involuntary
      liquidation value, $30.00 per share)                                    25,329,198                             -

      Additional paid in capital and other                                    74,506,595                     5,465,564
      Deficit accumulated during the development stage                       (75,795,639)                   (3,570,110)
                                                                            ------------                  ------------

   Total Stockholders' Equity                                                 68,249,069                     1,911,534
                                                                            ------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 77,587,692                  $  6,327,697
                                                                            ============                  ============


The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                         December 31,       December 31,        December 31,
                                                             1999               1998                1997
                                                        -------------       ------------      ---------------
                                                                                                 Unaudited
Revenues                                                $           -       $          -       $            -

Operating expenses:
General and administrative                                  8,263,981          3,111,157              712,506
Non-recurring expenses                                      4,303,587                  -                    -
Depreciation and amortization                                 519,880             27,951                1,842
                                                        -------------       ------------      ---------------
Total operating expenses                                   13,087,448          3,139,108              714,348
                                                        -------------       ------------      ---------------
Loss from operations                                      (13,087,448)        (3,139,108)            (714,348)

Interest (expense)/income, net                             (1,283,563)           156,392               26,180
Interest expense on beneficial conversion                  (7,932,188)                 -                    -
                                                        -------------       ------------      ---------------
Loss before minority interest                             (22,303,199)        (2,982,716)            (688,168)

Minority interest                                             104,429            166,229               23,240
                                                        -------------       ------------      ---------------
Net loss                                                  (22,198,770)        (2,816,487)            (664,928)

Preferred stock dividends                                    (756,807)                 -                    -
Preferred stock on beneficial conversion                  (49,245,855)                 -                    -
                                                        -------------       ------------      ---------------
Net loss applicable to common stockholders              $ (72,201,432)      $ (2,816,487)     $      (664,928)
                                                        =============       ============      ===============
Net loss applicable to common stockholders
    per share--basic and diluted                               $(4.30)            $(0.18)              $(0.04)
                                                        -------------       ------------      ---------------
Weighted average shares outstanding                        16,798,254         15,847,222           15,000,000
                                                        -------------       ------------      ---------------

                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                       SIX MONTHS ENDED       YEAR ENDED       August 10,1994 TO
                                                         December 31,          June 30,          December 31,
                                                             1997                1997                1999
                                                          -----------        -----------        -------------
Revenues                                                  $         -        $         -        $           -

Operating expenses:
General and administrative                                    418,140            373,674           12,176,339
Non-recurring expenses                                              -                  -            4,303,587
Depreciation and amortization                                   1,842                  -              549,673
                                                          -----------        -----------        -------------
Total operating expenses                                      419,982            373,674           17,029,599
                                                          -----------        -----------        -------------
Loss from operations                                         (419,982)          (373,674)         (17,029,599)

Interest (expense)/income, net                                 26,180                  -           (1,100,991)
Interest expense on beneficial conversion                           -                  -           (7,932,188)
                                                          -----------        -----------        -------------
Loss before minority interest                                (393,802)          (373,674)         (26,062,778)

Minority interest                                              23,240                  -              293,898
                                                          -----------        -----------        -------------
Net loss                                                     (370,562)          (373,674)         (25,768,880)

Preferred stock dividends                                           -                  -             (756,807)
Preferred stock on beneficial conversion                            -                  -          (49,245,855)
                                                          -----------        -----------        -------------
Net loss applicable to common stockholders                $  (370,562)       $  (373,674)       $ (75,771,542)
                                                          ===========        ===========        =============
Net loss applicable to common stockholders
    per share--basic and diluted                              $(0.027)           $(0.025)              $(4.51)
                                                          -----------        -----------        -------------
Weighted average shares outstanding                        15,000,000         15,000,000           16,798,254
                                                          -----------        -----------        -------------



The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                    Capital in
                                                                   Preferred Stock             Common Stock          Excess of
                                                                 Shares        Amount        Shares      Amount      Par Value
                                                              -----------   -----------   -----------   --------   ------------
Balance at August 10, 1994                                             --    $       --            --    $    --    $        --

Issuance of 240 shares of common stock for cash, out of
 1,000 shares authorized, August 10, 1994, at $.001 par
 value                                                                 --            --           240         --         61,000
Net loss for the period from inception to June 30, 1996                --            --            --         --             --
                                                               ----------    ----------    ----------    -------    -----------
Balance at June 30, 1996                                               --            --           240         --         61,000
Capital contribution                                                   --            --            --         --         80,796
Net loss for the year ended June 30, 1997                              --            --            --         --             --
                                                               ----------    ----------    ----------    -------    -----------
Balance at June 30, 1997                                               --            --           240         --        141,796
Capital contribution                                                   --            --            --         --        212,348
Effect of reverse acquisition of DND; issuance of
 15,000,000 share common stock, $.001 par value, November
 24, 1997                                                              --            --    15,000,000     15,000        (15,000)
Other                                                                  --            --          (240)        --             --
Issuance of 1,000,000 shares Series A Preferred
 Stock, $.001 par value, November 24, 1997                      1,000,000         1,000            --         --      5,074,000
Issuance of 80,000 shares Series B Preferred Stock, $.001
 par value, November 24, 1997                                      80,000            80            --         --            (80)
Preferred Stock dividends accrued in 1997                              --            --            --         --        (30,163)
Net loss for the six months ended December 31, 1997                    --            --            --         --             --
                                                               ----------    ----------    ----------    -------    -----------
Balance at December 31, 1997                                    1,080,000         1,080    15,000,000     15,000      5,382,901
Conversion of 1,000,000 shares Series A Preferred
 Stock, $.001 par value, into common stock,
 February 24, 1998                                             (1,000,000)       (1,000)    1,000,000      1,000             --
Dividends paid                                                        --             --            --         --        (44,837)
Earned compensation, executive stock options                          --             --            --         --        127,500
Net loss for the year ended December 31, 1998                         --             --            --         --             --
                                                              ----------     ----------    ----------    -------    -----------
Balance at December 31, 1998                                      80,000     $       80    16,000,000    $16,000   $  5,465,564

                                                          Accumulated
                                                            Deficit
                                                           During the
                                                          Development
                                                             Stage         Total
                                                         ------------   ------------
Balance at August 10, 1994                                $        --     $       --
Issuance of 240 shares of common stock for cash, out of
 1,000 shares authorized, August 10, 1994, at $.001 par
 value                                                             --         61,000
Net loss for the period from inception to June 30, 1996        (9,387)        (9,387)
                                                          -----------    -----------
Balance at June 30, 1996                                       (9,387)        51,613
Capital contribution                                               --         80,796
Net loss for the year ended June 30, 1997                    (373,674)      (373,674)
                                                          -----------    -----------
Balance at June 30, 1997                                     (383,061)      (241,265)
Capital contribution                                               --        212,348
Effect of reverse acquisition of DND; issuance of
 15,000,000 share common stock, $.001 par value, November
 24, 1997                                                          --             --
Other                                                              --             --
Issuance of 1,000,000 shares Series A Preferred
 Stock, $.001 par value, November 24, 1997                         --      5,075,000
Issuance of 80,000 shares Series B Preferred Stock, $.001
 par value, November 24, 1997                                      --             --
Preferred Stock dividends accrued in 1997                          --        (30,163)
Net loss for the six months ended December 31, 1997          (370,562)      (370,562)
                                                          -----------    -----------
Balance at December 31, 1997                                 (753,623)     4,645,358
Conversion of 1,000,000 shares Series A Preferred
 Stock, $.001 par value, into common stock,
 February 24, 1998                                                 --             --
Dividends paid                                                     --        (44,837)
Earned compensation, executive stock options                       --        127,500
Net loss for the year ended December 31, 1998              (2,816,487)    (2,816,487)
                                                          -----------    -----------
Balance at December 31, 1998                             $ (3,570,110)  $  1,911,534


(continued)














                                                                                                                     Capital in
                                                                   Preferred Stock             Common Stock          Excess of
                                                                Shares        Amount        Shares       Amount      Par Value
                                                               ----------    ----------    ----------    -------    -----------
Balance at December 31, 1998                                       80,000    $       80    16,000,000    $16,000   $ 5,465,564
Redemption of Series B Preferred Stock                            (80,000)          (80)           --         --            --
Issuance of Series C Preferred Stock                              133,333       200,000            --         --            --
Conversion of Senior Secured Convertible Notes to common
 stock, net                                                            --            --    13,826,868     13,826    34,528,040
Exchange of common stock for preferred stock and
 beneficial conversion feature:
   Issuance of Series D Preferred Stock                           309,143    22,412,867    (3,091,430)    (3,091)   (4,634,067)
   Issuance of Series E Preferred Stock                           291,926    21,164,635    (2,919,260)    (2,919)   (4,376,133)
   Issuance of Series F Preferred Stock                           345,515    25,049,838    (3,455,243)    (3,455)  (10,362,447)
Series D Preferred Stock dividends                                  1,030       140,338            --         --            --
Series E Preferred Stock dividends                                  1,946       265,142            --         --            --
Series F Preferred Stock dividends                                  2,304       279,360            --         --            --
Beneficial conversion feature on preferred stock dividends             --            --            --         --        71,967
Exercise of warrants to common stock                                   --            --       220,000        220       147,180
Issuance of common stock for purchase of MFN dark
 fiber, minority interest and other                                    --            --     5,351,529      5,352    43,971,939
Deferred compensation                                                  --            --            --         --   (4,289,919)
Stock compensation to consultants and employees                        --            --            --         --    13,764,039
Other                                                                  --            --            --         --       220,432
Net loss for the year ended December 31, 1999                          --            --            --         --            --
                                                               ----------    ----------    ----------    -------   -----------
Balance at December 31, 1999                                    1,085,197   $69,512,180    25,932,464    $25,933  $ 74,506,595
                                                               ==========    ==========    ==========    =======   ===========

                                                        Accumulated
                                                          Deficit
                                                         During the
                                                         Development
                                                            Stage          Total
                                                       -------------    -----------
Balance at December 31, 1998                           $ (3,570,110)    $ 1,911,534
Redemption of Series B Preferred Stock                            --            (80)
Issuance of Series C Preferred Stock                              --        200,000
Conversion of Senior Secured Convertible Notes to common
 stock, net                                                       --     34,541,866
Exchange of common stock for preferred stock and
 beneficial conversion feature:
   Issuance of Series D Preferred Stock                           --     17,775,709
   Issuance of Series E Preferred Stock                           --     16,785,583
   Issuance of Series F Preferred Stock                           --     14,683,936
Series D Preferred Stock dividends                                --        140,338
Series E Preferred Stock dividends                                --        265,142
Series F Preferred Stock dividends                                --        279,360
Beneficial conversion feature on preferred stock dividends        --         71,967
Exercise of warrants to common stock                              --        147,400
Issuance of common stock for purchase of MFN dark
 fiber, minority interest and other                               --     43,977,291
Deferred compensation                                             --     (4,289,919)
Stock compensation to consultants and employees                   --     13,764,039
Other                                                       (24,097)        196,335
Net loss for the year ended December 31, 1999           (72,201,432)   (72,201,432)
                                                        -------------  ------------
Balance at December 31, 1999                            $(75,795,639)  $ 68,249,069
                                                        =============  ============

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                      December 31,     December 31,     December 31,
                                                                          1999             1998             1997
                                                                     -------------    -------------    -------------
                                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss applicable to common stockholders                       $(72,201,432)      $(2,816,487)     $ (664,928)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                    551,296            27,951           1,842
        Amortization of deferred financing costs                         500,574           227,324          56,200
        Preferred stock dividend and other non-cash interest           1,093,290                 -               -
        Stock option compensation expense                              3,175,269           127,500               -
        Beneficial conversion charges                                 57,771,291                 -               -
        Litigation settlement                                          3,710,339                 -               -
        Minority interest                                               (104,429)         (166,229)         (6,446)
   Change in assets and liabilities:
        (Increase) decrease in prepaid expenses and other assets         139,677         (669,250)       (153,160)
        Increase (decrease) in accounts payable and
           accrued expenses                                              157,159         1,532,740         645,596
        Other                                                            (97,702)                -               -
                                                                   -------------      ------------     -----------
Cash used in operating activities                                     (5,304,668)       (1,736,451)       (120,896)

Cash flows from investing activities:
   Capital expenditures                                              (10,827,171)       (3,077,492)        (94,865)
                                                                    -------------     -------------    ------------
Cash used in investing activities                                    (10,827,171)       (3,077,492)        (94,865)

Cash flows from financing activities:
   Net proceeds from issuance of debt securities                      25,331,145                 -               -
   Net proceeds from issuance of equity securities                       200,000                 -       5,075,000
   Repayment of capital lease obligation                                (144,210)                -               -
   Payment of dividends                                                        -           (75,000)              -
   Capital contributed                                                         -                 -         286,248
                                                                   -------------      ------------     -----------
Cash provided from financing activities                               25,386,935           (75,000)      5,361,248
                                                                   -------------      ------------     -----------
Net increase (decrease) in cash                                        9,255,096        (4,888,943)      5,145,487

Cash at beginning of period                                              257,384         5,146,327             840
                                                                   -------------      ------------     -----------

Cash at end of period                                               $  9,512,480       $   257,384      $5,146,327
                                                                   =============      ============     ===========

Supplemental disclosures of cash flow information:

Interest paid                                                       $    109,707                 -               -
Income taxes paid                                                              -                 -               -

Non-Cash Financing Activities
   Issuance of common stock to acquire MFN
      dark fiber and minority interest                              $ 43,450,000                 -               -
   Issuance of capitalized stock options                               7,115,100                 -               -
   Capital expenditures financed through capital leases                1,303,601                 -               -

                                                               FOR SIX                           PERIOD FROM
                                                             MONTHS ENDED       YEAR ENDED     INCEPTION August
                                                             December 31,         June 30,        10, 1994 TO
                                                                1997               1997        December 31,1999
                                                            -------------      ------------    ----------------

Cash flows from operating activities:
   Net loss applicable to common stockholders                 $  (370,562)       $ (373,674)   $(75,771,542)

   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                               1,842                 -         581,089
        Amortization of deferred financing costs                        -            56,200         784,098
        Preferred stock dividend and other non-cash interest            -                 -       1,093,290
        Stock option compensation expense                               -                 -       3,302,769
        Beneficial conversion features charges                          -                 -      57,771,291
        Litigation settlement                                           -                 -       3,710,339
        Minority interest                                          (6,446)                -        (277,104)
   Change in assets and liabilities:
        (Increase) decrease in prepaid expenses and other assets  (34,924)           (1,067)       (621,764)
        Increase (decrease) in accounts payable and
           accrued expenses                                       361,482           239,072       2,290,861
        Other                                                           -                 -         (97,702)
                                                            -------------      ------------     -----------
Cash used in operating activities                                 (48,608)          (79,469)     (7,234,375)

Cash flows from investing activities:
   Capital expenditures                                           (94,065)             (800)    (13,999,528)
                                                            -------------      ------------     -----------
Cash used in investing activities                                 (94,065)             (800)    (13,999,528)

Cash flows from financing activities:
   Net proceeds from issuance of debt securities                        -                 -      25,331,145
   Net proceeds from issuance of equity securities              5,075,000                 -       5,275,000
   Repayment of capital lease obligation                                -                 -        (144,210)
   Payment of dividends                                                 -                 -         (75,000)
   Capital contributed                                            212,348            81,000         359,448
                                                            -------------      ------------     -----------
Cash provided from financing activities                         5,287,348            81,000      30,746,383
                                                            -------------      ------------     -----------
Net increase (decrease) in cash                                 5,144,675               731       9,512,480

Cash at beginning of period                                         1,652               921               -
                                                            -------------      ------------     -----------
Cash at end of period                                      $    5,146,327        $    1,652    $  9,512,480
                                                            =============      ============     ===========
Supplemental disclosures of cash flow information:

Interest paid                                                           -                 -    $    109,707
Income taxes paid                                                       -                 -               -

Non-Cash Financing Activities
   Issuance of common stock to acquire MFN
     dark fiber and minority interest                                   -                 -    $ 43,450,000
   Issuance of capitalized stock options                                -                 -       7,115,100
   Capital expenditures financed through capital leases                 -                 -       1,303,601


The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS

         FiberNet Telecom, Inc. ("Original FiberNet") was organized under the laws of the State of Delaware on August 10, 1994. On November 24, 1997, an existing public company, Desert Native Design, Inc. ("DND"), acquired Original FiberNet, pursuant to an agreement and plan of merger dated that date (the "Original Merger"). To effect the Original Merger, DND effectuated a 3.5 for 1 forward stock split, which entitled DND shareholders to 3.5 shares of DND stock for every one share held by them and issued 11,500,000 shares of common stock and 80,000 Series B Preferred Stock in exchange for all of the outstanding shares of Original FiberNet. Upon consummation of the Original Merger, Original FiberNet became a wholly-owned subsidiary of DND, which subsequently changed its name to FiberNet Telecom Group, Inc., a Nevada corporation ("FiberNet Nevada"). For accounting purposes, the acquisition was treated as a recapitalization of DND with Original FiberNet as the acquirer (reverse acquisition). On December 9, 1999, FiberNet Nevada changed its state of incorporation to Delaware (hereinafter referred to as "FiberNet" or the "Company").

         FiberNet is an all-optical facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company has established operations in the New York metropolitan area and expects to expand operations into other markets, including Chicago.

         FiberNet is holding a company that owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation and an intermediate level holding company. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company, subject to a warrant owned by Tishman Speyer Properties, L.P. to purchase up to 10% of Equal Access. The Company conducts its primary business operations through its operating subsidiaries, Local Fiber and Equal Access.

         The Company is a development stage company and has not realized any revenues. To date, the Company has incurred operating losses and operating cash flow deficits. The developmental nature of the Company's activities is such that inherent risks exist in its operations. Prior to being able to offer its services to its customers, the Company will incur significant expenditures. Such expenditures have been and will continue to be primarily for the design, development and deployment of the Company's telecommunications networks and related infrastructure and for administrative, marketing and payroll costs. After FiberNet offers services in its markets and buildings, there can be no assurance that sufficient revenues will be realized to fund the ongoing operations of the Company. As a result, the Company may require additional funds that may not be available.

         The Company has in force and is materially dependant on certain agreements with other entities, including telecommunications license agreements with on-net building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into material contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company's ability to execute its business strategy and operating plan.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber, LLC. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The carrying amount approximates fair value because of the short maturity of the instruments.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

                  Computer software                  3 -- 5   Years
                  Computer hardware                  3 -- 5   Years
                  Furniture and fixtures             5 -- 10  Years
                  Leasehold improvements             9 -- 15  Years
                  Network equipment                  5 -- 10  Years
                  Network infrastructure             5 -- 20  Years

Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment.

Fair Value of Financial Instruments

Due to short maturities, the Company estimates that the carrying value of its financial instruments approximates fair value.

Goodwill and Intangibles

Cost in excess of net assets of acquired business is amortized on the straight-line method over 15 years. The company reviews long-lived assets including goodwill, other intangible assets, and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Determination of any impairment would include a comparison of estimated future cash flows to be generated during the remaining life of the asset versus the net carrying value of the asset.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares during the period. Diluted earnings per shares is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities.

Stock Option Plan

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

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

Reclassification

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.


Recent Accounting Pronouncements

In 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and Statement of Position 98-5, "Reporting on the Costs of Start up Activities" (SOP 98-5) were issued. As amended by SFAS 137, SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2001 but since it does not have derivatives currently, there would be no impact on the financial statements or disclosures. SOP 98-5 provides guidance on accounting for the costs of start-up activities, which include pre-opening costs, organization costs and start-up costs.
The Company has expensed all start-up costs as incurred, as a result, adoption of SOP 98-5 has no material impact on the Company's financial statements.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                 DECEMBER 31,              DECEMBER 31,
                                                                     1999                      1998
                                                                 ------------               -----------
         Computer software                                       $    307,323               $     2,661
         Leasehold improvements                                     6,844,364                    69,852
         Computer equipment                                           235,347                    61,746
         Office equipment and furniture                               381,443                   360,639
         Construction in progress                                  46,173,480                 4,695,968
         Power equipment                                              190,887                   190,902
         Transmission equipment                                     1,480,242                    45,134
                                                                 ------------               -----------
         Total                                                     55,613,086                 5,426,902
         Accumulated depreciation                                    (436,373)                  (29,793)
                                                                 ------------               -----------
         Property, plant and equipment, net                      $ 55,176,713               $ 5,397,109
                                                                 ============               ===========


4.       LEASE COMMITMENTS AND CONTINGENCIES

         The Company has entered into an equipment leasing agreement requiring the payment of $1.0 million over a five year period that commenced August 1999. The present value of this amount has been included as capital lease obligation on the consolidated balance sheet as of December 31, 1999.

         The Company also entered into various operating lease agreements for office space in New York, New York and for other space relating to the Company's operations. Rent expense for the years ended December 31, 1999, 1998 and 1997 were approximately $0.8 million, $0.3 million and $8,000, respectively.

         Estimated future minimum operating and capital lease payments are as follows:

                                                 Operating             Capital
                                                -----------           ----------

         2000                                    $ 1,073,396         $  203,031
         2001                                      1,086,199            232,617
         2002                                      1,092,049            249,997
         2003                                      1,119,705            261,770
         2004 and thereafter                       8,026,088             97,526
                                                 -----------         ----------
         Total                                   $12,397,437         $1,044,941
                                                 ===========         ==========


5.       STOCK OPTIONS

         In December 1999, the Company adopted an employee equity participation program (the "1999 Stock Option Plan") covering 4,500,000 shares of Common Stock of the Company to advance the growth and success of FiberNet by enabling employees, directors and consultants to acquire a proprietary interest in the Company. The Board of Directors administers the 1999 Stock Option Plan. All employees are eligible to receive awards under the 1999 Stock Option Plan, at the Board's discretion. Options granted pursuant to the 1999 Stock Option Plan
(i) may be either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) have a term of ten years and (iii) typically vest on an annual basis over three years.

         During the fiscal year ended December 31, 1999, the Company granted approximately 3.4 million options under the 1999 Stock Option Plan and 1.9 million options not under the 1999 Stock Option Plan, covering a total of 5.3 million shares, at an average exercise price of approximately $3.78 per share, with a vesting period of up to three years. The Company's previous Employee Equity Participation Program was terminated during 1999.

         The Company accounts for stock options under APB Opinion No. 25. During the years ended December 31, 1999, 1998 and 1997, the Company granted stock options to employees with exercise prices below the market price on the date of the grant. As such the Company recorded compensation expense to employees of approximately $0.8 million, $0.1 million and $0 for those years, respectively.

         If the Company had calculated stock option compensation expense as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been the following pro forma amounts:



                                                             1999                      1998                       1997
                                                         ------------               -----------               -----------
         Net loss                       As reported      $ 72,201,432               $ 2,816,487               $   370,562
                                        Pro forma        $ 74,081,018               $ 3,111,104               $   387,225

         Net loss per share -           As reported      $      (4.30)              $     (0.18)              $     (0.04)
         basic and diluted              Pro forma        $      (4.41)              $     (0.20)              $     (0.03)

Transactions during the years ended December 31, 1999, 1998 and 1997, respectively, involving stock options are summarized as follows:

                                                    1999                           1998                            1997
                                          ---------------------------    --------------------------      --------------------------
                                                             OPTION                        OPTION                          OPTION
                                             NUMBER          PRICE         NUMBER          PRICE           NUMBER          PRICE
                                           OF SHARES       PER SHARE      OF SHARES       PER SHARE       OF SHARES      PER SHARE
                                          -----------     -----------    -----------     -----------     -----------    -----------
Options outstanding at the beginning
  of the period                             1,273,000     $      2.98        600,000     $      1.95              --    $        --
Granted                                     5,332,833            3.78        673,000            4.64         600,000           1.95
Terminated                                  (434,832)            4.37             --              --              --             --
                                          -----------     -----------    -----------     -----------     -----------    -----------

Options outstanding at the end of year
                                            6,171,001            3.59      1,273,000            2.98         600,000           1.95
                                          -----------     -----------    -----------     -----------     -----------    -----------

Exercisable at end of year                  3,336,126            2.52        120,000            1.95              --             --
                                          -----------     -----------    -----------     -----------     -----------    -----------

Weighted average fair value of
options granted                                           $      4.32                    $      2.63                    $      1.37

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 1999, 1998 and 1997: risk-free interest rates of 5.50%, 5.62% and 5.92%, respectively, expected dividend yields of 0%, expected lives of 4 years and expected volatility of 88.0%.

6.       STOCK OPTION GRANTS TO NON-EMPLOYEES

         During 1999, the Company granted stock options to certain consultants for services rendered in connection with the design, development and construction of the Company's telecommunications network infrastructure. As a result, the Company recognized costs of approximately $3.3 million that were capitalized and included in property, plant and equipment. The Company also granted stock options to Tishman Speyer Properties, L.P. As a result, the Company recognized costs of approximately $3.8 million that were capitalized and included in deferred charges. In addition, the Company granted stock options with a one-year vesting period to outside consultants for pre-acquisition due diligence services. As a result, FiberNet recognized approximately $658,000 of compensation expense.

7.       STOCK RESERVED FOR FUTURE ISSUANCE

         In addition to shares of Common Stock underlying outstanding stock options, the Company has reserved for future issuance additional shares of Common Stock, relating to outstanding warrants and convertible securities. As of December 31, 1999, the Company had outstanding (i) warrants exercisable into approximately 8.7 million shares of Common Stock at exercise prices ranging from $0.50 to $1.50 per share and (ii) convertible preferred stock convertible into approximately 9.7 million shares of Common Stock with conversion prices of $1.50 and $3.00 per share.

8.       SUBSIDIARY'S WARRANTS

         The Company's subsidiary, FiberNet Equal Access, LLC has issued a warrant for the purchase of up to 10% of its membership interest. Tishman Speyer Properties, L.P. is entitled to acquire a limited liability membership interest, at the exercise price of $25 per unit, subject to certain terms and conditions, and with an exercise period of three years from August 7, 1997.

9.       PREFERRED STOCK

Series A Convertible Cumulative Preferred Stock

         As of November 24, 1997 the Company issued 1.0 million shares of Series A Convertible Cumulative Preferred Stock at $5.125 per share for gross proceeds of approximately $5.1 million, net of issuance costs. The Company or the holders of the outstanding shares had the right to convert them into common stock, at any time up to November 24, 2000. Each share of preferred stock could be converted into one share of common stock. The holders were entitled to receive annual cumulative dividends at the rate of 6% per annum based on a liquidation value of $5.125 per share. As of February 24, 1998, the Company paid the dividend to the Series A convertible preferred cumulative stock for $75,000 and converted all of the Series A Convertible Cumulative Preferred Stock into common stock.

Series B Voting Preferred Stock

         On November 24, 1997 the Company issued 80,000 shares of Series B Voting Preferred Stock. Each share was entitled to 100 votes to be voted at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series B Voting Preferred Stock then outstanding, were entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earning, before any payment shall be made in respect of the Company's Common Stock, but after payment to holders of Series A Preferred Stock, an amount equal to $1.00 per share. As of May 7, 1999, all of the issued and outstanding shares of the Series B Voting Preferred Stock were redeemed by the Company for $.001 per share.

Series C Voting Preferred Stock

         On May 7, 1999 the Company issued approximately 133,000 shares of Series C Voting Preferred Stock. Each share shall be entitled to 117.03 votes to be voted at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series C Voting Preferred Stock then outstanding, shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earning, before any payment shall be made in respect of the Company 's Common Stock an amount equal to $1.50 per share. Each holder of each share of Series C
Voting Preferred Stock shall have the right to convert such share for one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment. The holders of the Series C Voting Preferred Stock shall be entitled to share in any dividends declared and paid by the Company to the Common Stock on a ratable basis.

Series D, E and F Preferred Stock

         As of November 30, 1999 the Company issued approximately (i) 309,000 shares of Series D Preferred Stock, (ii) 292,000 shares of Series E Preferred Stock and (iii) 346,000 shares of Series F Preferred Stock. The shares of Series D, E and F Preferred Stock shall not be entitled to any votes to be voted at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series D, E and F Preferred Stock then outstanding, shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earning, before any payment shall be made in respect of the Company 's Common Stock an amount equal to $15.00, $15.00 and $30.00 per share, respectively. Each holder of each share of Series D, E and F Preferred Stock shall have the right to convert such share for ten shares of Common Stock at conversion prices of $1.50, $1.50 and $3.00 per share, respectively, subject to adjustment. The holders of the Series D, E and F Preferred Stock shall be entitled to receive dividends at a rate of 4%, 8% and 8% per annum, respectively. Such dividends shall be payable semi-annually and at the option of the Company in cash or in additional shares of the respective series of Series D, E or F Preferred Stock.

10.      RELATED PARTY TRANSACTIONS

         During 1999, the Company made payments to Petrocelli Electric Co., a related party, of approximately $1.3 million for consulting and contracting services rendered. Other consulting fees to related parties included approximately: (i) $100,000 to Santo Petrocelli, a former officer (ii) $96,000 to Richard D. Sayers, a current director, (iii) $85,000 to Frank Chiaino, a former officer and (iv) $83,000 to Landtel Telecommunications, a current affiliated entity. The Company also issued approximately 973,000 warrants and shares of Common Stock as consideration for accounts payable of $527,000 due to related parties, including Petrocelli Electric Co., LPS Consultants, Inc., Landtel Telecommunications and Frank Chiaino. The pricing of these transactions has been determined on an arms-length basis.

         The Company capitalized services from Petrocelli Electrical Services, a related party, of approximately $2.5 million and $12,000 during 1998 and 1997, respectively. Additionally, the Company expensed approximately $140,000 and $20,000 of consultant fees from this related party during 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company had a payable of approximately $1.2 million and $153,000, respectively.

         The Company capitalized services of approximately $57,000 and $6,000 of consulting services from Landtel Telecommunications during 1998 and 1997, respectively. Additionally, the Company expensed approximately $57,000 and $100,000 of consultant fees from this related party during 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company had a payable of approximately $163,000 and $87,000, respectively.

         The Company recognized approximately $75,000 of consulting fees from LPS Consultants, Inc. during 1998. As of December 31, 1998, the Company had a payable of approximately $17,000.

11.      INCOME TAXES

         A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 1999 follows:


                                                         1999                     1998                    1997
                                                     ------------             -----------           ---------------

Computed Tax at Statutory Rate                       $(25,432,427)            $  (985,770)             $(232,725)
State and Local, net of FIT benefit                           885                      --                     --
Preferred Stock Dividends                                 264,882                      --                     --
Other                                                       7,700                      --                     --
Debt Conversion                                        17,150,000                      --                     --
Minority Interest                                         (36,550)                (83,115)                (8,134)
Valuation Allowance                                     8,045,510               1,068,885                240,859
                                                     ------------             -----------           ---------------
                                                     $         --             $        --              $      --
                                                     ============             ===========           ===============


Deferred Taxes:

                                                          1999                    1998                    1997
                                                     ------------            ------------           ---------------
Deferred Tax Asset

Deferred Expenses                                     $ 4,466,054             $ 1,293,966              $      --
Stock Options                                           1,441,607                      --                     --
Depreciation                                              (14,231)                 (3,731)                    --
Net Operating Loss                                      3,861,740                 418,541                     --
Valuation Allowance                                    (9,755,170)             (1,708,776)                    --
                                                      -----------             -----------           ---------------
Net Deferred Tax Asset                                $        --             $        --              $      --
                                                      ============            ============          ===============

         As of December 31, 1999, the Company has federal income tax net operating loss carryforwards of approximately $11.0 million. The federal tax loss carryforwards begin expiring in 2012. Full valuation allowances have been recorded against all temporary differences.

         During 1999 the Company did not record a current or deferred federal tax provision.

12.      EMPLOYMENT CONTRACTS

The Company has various employment contracts with key executive employees. The total compensation under these contracts for 2000 and future years is as follows:

                              Year                 AMOUNT
                            --------             ----------
                              2000               $1,187,500
                              2001                  679,583
                              2002                   37,500
                              2003                       --
                              2004                       --
                                                 ----------
                             Total               $1,904,583
                                                 ==========


13.      MINORITY INTEREST

         The ownership of Local Fiber, LLC was divided into Class A Members (the Company) owning 90% and Class B Members (Metromedia Fiber Network Services, Inc.) owning 10%. The Class A Members requested that Class B Members enter into a license agreement with the Company, and as an inducement therefore, the Class A Members made capital contributions on behalf of Class B Members in connection with each Class A Members' capital contribution. On December 17, 1999, the Company purchased all of the Class B membership interests from Metromedia Fiber Network Services, Inc.




14.      SIGNIFICANT TRANSACTIONS

         On May 7, 1999 (the "Closing Date"), the Company entered into a securities purchase agreement with certain investors, including Signal Capital Partners, L.P., Trident Telecom Partners LLC and Concordia Telecom Management, L.L.C., for the sale of $14.1 million of securities, consisting of $13.9 million aggregate amount of 4% to 8% Senior Secured Convertible Notes due 2004 (the "May Convertible Notes") and 133,333 shares of convertible Series C Preferred Stock with an aggregate redemption value of $0.2 million, or $1.50 per share, (the "Series C Preferred Stock," together with the May Convertible Notes, the "Securities"). The Securities are convertible into shares of the Company's Common Stock at a conversion price of $1.50 per share, which represented the approximate fair market value of the Company's common stock when the conversion price of the Securities was determined. The May Convertible Notes are secured by, among other things, a pledge by the Company of the shares of Common Stock of its wholly-owned subsidiaries. Together with the sale of the May Convertible Notes, the Company issued approximately 7.9 million warrants to purchase common stock to the purchasers of the May Convertible Notes (the "Warrants"). The Warrants are exercisable at $0.67 to $1.50 per share and expire five years after the Closing Date.

         In connection with the issuance of the May Convertible Notes and the related Warrants, the Company recorded an original issue discount on the May Convertible Notes in the amount $5.4 million. The original issue discount was amortized over the five-year life of the May Convertible Notes. Certain financing costs related to the issuance of the May Convertible Notes were capitalized as deferred charges and amortized over the five-year life of the May Convertible Notes.

         As of June 18, 1999, the Company converted certain accounts payable to related parties, totaling $0.5 million, into shares of Common Stock and warrants.

         On September 28, 1999, the Company entered into another securities purchase agreement with certain investors, including Signal Equity Partners, L.P. (formerly Signal Capital Partners, L.P.) and Waterview Partners, L.P., an affiliate of Georgica Advisors LLC, for the sale of $7.8 million of 8% Senior Secured Convertible Notes due 2004. On October 19, 1999, the Company issued an additional $4.7 million of 8% Senior Secured Convertible Notes due 2004 to certain other investors, for a total of $12.5 million (the "September Convertible Notes"). The September Convertible Notes were convertible into shares of the Company's common stock at a conversion price of $3.00 per share, subject to anti-dilution adjustments. The September Convertible Notes were secured by, among other things, a pledge by the Company of the shares of Common Stock of its wholly-owned subsidiaries. In connection with this transaction, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of $7.9 million, to reflect the market price of the common stock as of the dates of issuance thereof.

         In connection with the issuance of $7.8 million of the September Convertible Notes on September 28, 1999, certain financing costs, totaling approximately $135,000, were capitalized as deferred charges and amortized over the five-year life of those September Convertible Notes.

         On November 30, 1999, holders of the Company's May Convertible Notes and September Convertible Notes converted their principal and accrued interest into shares of Common Stock. Subsequently, certain holders of the 4% May Convertible Notes exchanged their Common Stock for Series D Preferred Stock;, certain holders of the 8% May Convertible Notes exchanged their Common Stock for Series E Preferred Stock; and certain holders of the September Convertible Notes exchanged their Common Stock for Series F Preferred Stock.

         The Series D Preferred Stock and Series E Preferred Stock are convertible into Common Stock at a price of $1.50 per share, and the Series F Preferred Stock is convertible into Common Stock at a price of $3.00 per share. In connection with the transaction, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of $49.2 million, to reflect the market price as of the date thereof.

15.      METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

         Pursuant to a Private Network Agreement dated as of December 17, 1999 and other related agreements by and between Metromedia Fiber Network Services, Inc. ("MFN") and the Company ("the Network Agreement"), the Company issued five million shares at an assumed price of $8.69 per share. As part of the Network Agreement, the Company issues four million shares (of the total five million) to acquire an exclusive right of use of dark fiber in multiple markets for a total price of approximately $34.8 million. This amount has been reflected in the accompanying consolidated financial statements as property, plant and equipment. As part of the remaining part of the Network Agreements, the Company issued one million shares (of the total five million) to repurchase a 10% membership interest in Local Fiber, LLC held by MFN. The transaction was recorded as a purchase business combination. The Company recorded approximately $8.7 million of goodwill in the accompanying consolidated financial statements, which will be amortized over a period of 15 years. The Company has recorded a purchase allocation on a preliminary basis and will complete the allocation by the fourth quarter of 2000.

16.      NON-RECURRING EXPENSES

         During 1999, the Company recorded non-recurring expenses of $4.3 million, comprised of a $3.7 million non-cash charge, relating to a prospective settlement of certain litigation, and $0.6 million, relating to the decommission of the Company's Lucent 5ESS-2000 telecommunication switch located at its facility at 60 Hudson Street in New York, New York.