Form 10QSB
period 2000-03-31
FIBERNET TELECOM GROUP INC\
filed 2000-05-15
CIK 1001868

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                  For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                        For the transition period from to

                         Commission file number 33-7841


                          FiberNet Telecom Group, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Delaware                                  13-3859938
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)



                    570 Lexington Avenue, New York, NY 10022
                    (Address of Principal Executive Offices)

                                 (212) 405-6200
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

     The number of shares outstanding of the issuer's common stock, as of April 30, 2000, was 27,767,919 shares of Common Stock, $.001 par value.

===============================================================================

                       INDEX

                                                                                       Page
                                                                                       ----
   PART I. FINANCIAL INFORMATION
   Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2000 and
                December 31, 1999........................................................ 8

            Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 ........................................... 9

            Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 .......................................... 10

            Notes to Consolidated Financial Statements ................................. 11

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................................... 2

   PART II. OTHER INFORMATION ........................................................... 4

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                  See attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements and information relating to FiberNet Telecom Group, Inc. and its subsidiaries ("FiberNet" or the "Company") that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company, the Company's business strategy, competition and changes in economic cycles, as well as other factors described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.

Overview

     FiberNet Telecom Group, Inc. is an all-optical facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth fiber optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company believes that its end-to-end connectivity, quality of service and rapid provisioning time will make it the preferred carrier's carrier for transport capacity and services.

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

     Metropolitan transport network. The Company has entered into a twenty-year license agreement with Metromedia Fiber Network Services, Inc., pursuant to which the Company has leased the right to use a substantial amount of dark fiber in multiple metropolitan markets. The Company lights the dark fiber in ring configurations with optical networking gear, establishing connectivity between carrier point facilities and on-net buildings on its Metropolitan Transport Network, or MTN. The Company has lit multiple OC-48 Synchronous Optical Network, or SONET, rings in the New York metropolitan area and will utilize dense wave division multiplexing, or DWDM, technology to increase capacity in its MTN.

     On-net buildings. The Company typically has entered into exclusive license agreements with building owners to design, deploy and operate fully redundant, self-healing, SONET rings in multi-tenant commercial office buildings. These FiberNet In-building Networks, or FINs, can extend from the basement of on-net buildings to telecommunications closets on every floor to provide a central distribution system for broadband communications services in the building.

     This connectivity between carrier interconnection points and floors of the Company's on-net buildings delivers the seamless transmission of communications traffic in the local loop. By extending a carrier-class backbone directly to the access edge of the network, FiberNet believes it is enabling the convergence of core telecommunications networks with diverse customer premise technologies.

Results of Operations

     The Company was a development stage enterprise through December 31, 1999. As of the fiscal quarter ended March 31, 2000, the Company was no longer a development stage enterprise, as a result of offering its services to customers and the recognition of revenues.

     REVENUES. Revenues for the fiscal quarter ended March 31, 2000 were $111,000. Revenues resulted from the Company providing transport services and colocation facility services to its customers. The Company recognized $48,000 in transport services and $63,000 in colocation facility services during the period. Transport services include the leasing of broadband circuits on the Company's MTN and FINs to integrated communications providers, Internet service providers and other carriers. Colocation facility services include providing customers with the ability to locate their telecommunications and networking equipment at FiberNet's carrier point facilities in a safe and secure technical operating environment and additional related services. Prior to the fiscal quarter ended March 31, 2000, the Company had no commercial operations and did not generate any revenues. The Company had engaged principally in organizational and developmental activities, including formulating its business plan, developing strategic relationships with vendors and property owners, gaining access to capital for future growth, hiring personnel and purchasing equipment. The Company continues to undertake such activities to execute its strategy but is now operational and offering services in the New York City market.

     DIRECT COSTS. Direct costs for the fiscal quarter ended March 31, 2000 were $203,000. These expenses were associated with the operation of the Company's network and included on-net building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net buildings, and related utility costs. For the fiscal quarter ended March 31, 1999, the Company did not record any direct costs because it was not offering services during that period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and adminsitrative expenses for the fiscal quarter ended March 31, 2000 were $4.3 million compared to $0.7 million for the corresponding period in the prior year. This increase is consistent with the rapid expansion of the Company's operations. FiberNet has experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support the Company's business strategy.

     STOCK RELATED EXPENSE. Stock related expense for the fiscal quarter ended March 31, 2000 was $1.7 million. This non-cash expense relates to the granting of stock options to the Company's employees. The Company grants stock options to its employees as a form of equity-based compensation to attract, retain and incentivize qualified personnel. The Company did not record any stock related expense for the corresponding period in the prior year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the fiscal quarter ended March 31, 2000 was $1.2 million compared to $4,000 for the corresponding period in the prior year. The increase was the result of the Company commencing the depreciation of certain network related fixed assets that were placed into service during the fiscal quarter ended March 31, 2000. For the fiscal quarter ended March 31, 1999, the Company, as a development stage enterprise, did not depreciate assets not yet in service.

     INTEREST INCOME, NET. Interest income, net for the fiscal quarter ended March 31, 2000 was $49,000 compared to no interest income, net for the corresponding period in the prior year. Interest income was generated on the cash balances of the Company that were a result of its financing activities. Such amount is net of interest expense on the Company's outstanding capital lease obligations.

     PREFERRED STOCK DIVIDENDS. For the fiscal quarter ended March 31, 2000, the Company recorded dividends on its Series D, E and F Preferred Stock of $2.9 million. Such dividends were accrued on the Company's consolidated balance sheet as of March 31, 2000 and will be paid on June 30, 2000 in additional shares of each respective series of preferred stock, which are convertible into shares of the Company's common stock. The amount of the dividends assumes a price per share of the underlying common stock of $18.00. The liquidation value of the preferred dividends is $341,000. The Company did not record any preferred dividends during the fiscal quarter ended March 31, 1999.

     NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. The Company reported a net loss applicable to common stockholders of $10.1 million for the quarter ended March 31, 2000, compared to a loss of $0.7 million for the fiscal quarter ended March 31, 1999. The increase is a result of the aforementioned changes in the Company's operations.

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

Liquidity and Capital Resources

     The Company has financed its operations through direct equity investments from its shareholders, the issuance of additional debt and equity securities in private transactions and, most recently, a bank financing (See Item 5 herein). The Company has incurred an EBITDA loss and a net loss for the fiscal quarter ended March 31, 2000 of $4.4 million and $10.1 million, respectively. These losses were due to the development of the Company's telecommunications operations. The Company anticipates that such losses will continue as it executes its business plan. During the fiscal quarter ended March 31, 2000 cash used to fund operating activities was $4.7 million, and cash purchases of property, plant and equipment were $5.7 million.

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

     During the fiscal quarter ended March 31, 2000, the Company received $3.3 million in cash proceeds from the exercise of outstanding options to purchase shares of common stock. Subsequently on April 11, 2000, FiiberNet entered into a $75.0 million Senior Secured Credit Facility with a group of lenders to fund the continued execution of the Company's business strategy and construction of its networks. This transaction is further discussed in Item 5 herein.

     FiberNet continues to have on-going discussions with sources of additional financing. The Company may consider from time to time private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business. To date, no final commitments, other than that discussed above, have been obtained. There can be no assurance that the Company will be able to successfully consummate any such financing on acceptable terms, or at all.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
           None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
           None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.   OTHER INFORMATION

     On April 10, 2000, FiberNet entered into an expanded agreement with Tishman Speyer Properties, L.P. ("TSP"). Under the agreement, FiberNet will issue up to
1.6 million shares of its common stock to the ownership of certain of TSP's most prominent Class A office properties in return for exclusive license arrangements for the deployment and operation of FiberNet In-Building Networks in those buildings. This new agreement expands FiberNet's relationship with TSP to reflect changes in TSP's portfolio and to include properties outside of New York City in additional cities in the United States, as well as Germany and the United Kingdom. In a related transaction, TSP exchanged a warrant it held for membership interests in FiberNet Equal Access LLC, an indirect wholly-owned subsidiary of FiberNet Telecom Group, Inc.

     On April 11, 2000, the Company entered into a $75.0 million Senior Secured Credit Facility (the "Credit Facility") with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel Networks Inc. FiberNet intends to use the funds available under the Credit Facility for the acquisition and construction of telecommunication assets in its next generation, fiber optic networks in major metropolitan areas and for general corporate purposes. The Credit Facility has a term of four and one-half years, consisting of revolving availability for the first eighteen months and a term loan for the remaining three years. The Credit Facility is secured by the Company's assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type.

     On April 27, 2000, the Company began trading its common stock on the Nasdaq National Market System under the ticker symbol "FTGX". Previously, the Company's common stock was quoted on the OTC Bulletin Board under the same ticker symbol.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed herewith as part of this Form 10-Q:

Exhibit No.    Exhibit Name
-----------    ------------

4.1            Credit Agreement dated as of April 11, 2000 by and among the Company, the institutions party thereto from time to time as lenders, Deutsche Bank AG New York
               Branch, Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc.
4.2            Warrant Agreement dated as of April 11, 2000 by and among the Company, Deutsche Bank
               Securities Inc. and Toronto Dominion (Texas), Inc.
4.3            Warrant Escrow Agreement dated as of April 11, 2000 by and among the Company,
               Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Bankers Trust
               Company
4.4            Equity Registration Rights Joinder Agreement dated as of April 11, 2000 by and among
               Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc., the Company and Signal
               Equity Partners, L.P.
4.5            Borrower Security Agreement dated as of April 11, 2000 by and between the Company and
               Deutsche Bank AG New York Branch
4.6            Borrower Pledge Agreement dated as of April 11, 2000 by and between the Company and
               Deutsche Bank AG New York Branch
4.7            Subsidiary Security Agreement dated as of April 11, 2000 by and between FiberNet
               Telecom, Inc. and Deutsche Bank AG New York Branch
4.8            Subsidiary Pledge Agreement dated as of April 11, 2000 by and between FiberNet
               Telecom, Inc. and Deutsche Bank AG New York Branch
4.9            Subsidiary Pledge Agreement dated as of April 11, 2000 by and between FiberNet
               Telecom, Inc. and Deutsche Bank AG New York Branch
4.10           Subsidiary Security Agreement dated as of April 11, 2000 by and between FiberNet
               Equal Access, L.L.C. and Deutsche Bank AG New York Branch
4.11           Subsidiary Security Agreement dated as of April 11, 2000 by and between Local Fiber
               L.L.C. and Deutsche Bank AG New York Branch
4.12           Subsidiary Guaranty Agreement dated as of April 11, 2000 by and between FiberNet
               Telecom, Inc. and Deutsche Bank AG New York Branch


4.13           Subsidiary Guaranty Agreement dated as of April 11, 2000 by and between FiberNet
               Equal Access, L.L.C. and Deutsche Bank AG New York Branch
4.14           Subsidiary Guaranty Agreement dated as of April 11, 2000 by and between Local Fiber,
               L.L.C. and Deutsche Bank AG New York Branch

4.15           Note in favor of Deutsche Bank AG New York Branch dated as of
               April 11, 2000

4.16           Note in favor of Nortel Networks Inc. dated as of April 11, 2000

4.17 Note in favor of Toronto Dominion (Texas), Inc. dated as of April 11, 2000

27.1           Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       FIBERNET TELECOM GROUP, INC.


May 15, 2000
                                       By:         /s/  Jon A. DeLuca
                                           -----------------------------------
                                           Name:   Jon A. DeLuca
                                           Title:  Vice President - Finance

                         FIBERNET TELECOM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (IN 000'S)

                                                                                          March 31,     December 31,
                                                                                             2000           1999
                                                                                         ----------------------------
                                        ASSETS                                            (Unaudited)
Current Assets:
     Cash and cash equivalents........................................................         $ 2,368        $ 9,512
     Accounts receivable..............................................................             231             26
     Prepaid expenses and other.......................................................             192            134
                                                                                               -------       --------
          Total current assets........................................................           2,791          9,672

Property, plant and equipment, net....................................................          60,028         55,177

Goodwill, net.........................................................................           8,522          8,667
Deferred charges, net.................................................................           3,634          3,698
Other assets .........................................................................             545            374
                                                                                               -------       --------
TOTAL ASSETS .........................................................................         $75,520       $ 77,588
                                                                                               =======       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................................................................          $3,945         $3,733
     Accrued expenses.................................................................           4,397          4,447
     Capital lease obligation - current portion.......................................             210            203
                                                                                               -------       --------
          Total current liabilities...................................................           8,552          8,383

Capital lease obligation..............................................................             901            956
                                                                                               -------       --------
          Total liabilities...........................................................           9,453          9,339

Stockholders' Equity:
     Common Stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized
        and 27,767,919 and 25,932,464 shares issued and outstanding, respectively.....              28             26
     Series C Voting Preferred Stock $.001 par value, 83,688 and 133,333 issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $1.50 per share)..............................................................             125            200
     Series D Preferred Stock $.001 par value, 310,173 shares issued and outstanding
        (Preference in involuntary liquidation value, $15.00 per share)...............          22,553         22,553
     Series E Preferred Stock $.001 par value, 293,872 shares issued and outstanding
        (Preference in involuntary liquidation value, $15.00 per share)...............          21,430         21,430
     Series F Preferred Stock $.001 par value, 347,819 shares issued and outstanding
        (Preference in involuntary liquidation value, $30.00 per share)...............          25,329         25,329
     Additional paid in capital and other.............................................          82,354         74,507
     Accumulated deficit..............................................................         (85,752)       (75,796)
                                                                                               -------        -------
          Total stockholders' equity..................................................          66,067         68,249
                                                                                               -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................         $75,520        $77,588
                                                                                               =======        =======


                   The accompanying notes are an integral part of these consolidated statements.

                                        FIBERNET TELECOM GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                                 (IN 000'S)

                                                                                 Three Months Ended March 31,
                                                                                   2000               1999
                                                                                 ----------------------------
Revenues...................................................................     $       111          $     --
Operating expenses:
Direct costs...............................................................             203                --
Selling, general and administrative expenses...............................           4,291               683
Stock related expense......................................................           1,696                --
Depreciation and amortization..............................................           1,175                 4
                                                                                 ----------        ----------
Total operating expenses...................................................           7,365               687
                                                                                 ----------        ----------

Loss from operations.......................................................          (7,254)             (687)
Interest income, net.......................................................              49                --
                                                                                 ----------        ----------

Net loss...................................................................          (7,205)             (687)
Preferred stock dividends..................................................          (2,851)               --
                                                                                 ----------        ----------

Net loss applicable to common stockholders.................................      $  (10,056)       $     (687)
                                                                                 ==========        ==========

Net loss applicable to common stockholders per share - basic and diluted         $    (0.38)       $    (0.04)

Weighted average shares outstanding........................................      26,813,099        16,000,000

                   The accompanying notes are an integral part of these consolidated statements.

                                        FIBERNET TELECOM GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                 (IN 000'S)

                                                                                 Three Months Ended March 31,
                                                                                    2000             1999
                                                                                 ------------  --------------
Cash flows from operating activities:
    Net loss applicable to common stockholders...............................       $ (10,056)     $     (687)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization........................................           1,175               4
        Preferred stock dividends............................................           2,851              --
        Stock related expense................................................           1,696              --
        Minority interest....................................................              --             (23)
    Change in assets and liabilities:
        (Increase) decrease in accounts receivable,
         prepaid expenses and other assets...................................            (435)             70
        Increase in  accounts payable and accrued expenses...................              90             132
                                                                                    ----------      ----------
Cash used in operating activities............................................          (4,679)           (504)

Cash flows from investing activities:
    Capital expenditures.....................................................          (5,717)            (93)
                                                                                    ---------      ----------
Cash used in investing activities............................................          (5,717)            (93)

Cash flows from financing activities:
    Loan from related party..................................................              --             380
    Net proceeds from issuance of equity securities..........................           3,300              --
    Repayment of capital lease obligation....................................             (48)             --
                                                                                    ---------      ----------
Cash provided by financing activities........................................           3,252             380
                                                                                    ---------      ----------
Net decrease in cash.........................................................          (7,144)           (217)
Cash at beginning of period..................................................           9,512             257
                                                                                    ---------      ----------
Cash at end of period........................................................       $   2,368      $       40
                                                                                    =========      ==========
Supplemental disclosures of cash flow information:
    Interest paid............................................................       $      44      $       --
    Income taxes paid........................................................              --              --

               The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   BUSINESS OPERATIONS

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

     FiberNet is holding a company that owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation and an intermediate level holding company. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Local Fiber and Equal Access.

     The Company was a development stage enterprise through December 31, 1999. During the fiscal quarter ended March 31, 2000, the Company began offering its services to customers and recognizing revenues.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The interim unaudited consolidated financial statements in this report have been prepared in accordance with the United States Securities and Exchange Commission's Regulation S-X and consequently do not include all disclosures required under generally accepted accounting principles. The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and accompanying notes for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-KSB. The Form 10-KSB includes information with respect to the Company's significant accounting and financial reporting policies and other pertinent information. The Company believes that all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim periods presented in this report have been made. Certain balances have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     The Company recognizes revenue on transport services and colocation facility services ratably over the term of the contract with each customer.

Direct Costs

     The Company classifies expenses of an identifiable activity related to a contract with a customer that is substantially complete as direct costs. Costs of contracts in process are accumulated, but there are no interim charges to income. General and administrative costs are charged to expense as incurred. If necessary, the estimated loss on an uncompleted contract is expensed in the period in which it is identified.

Impairment of Long-Lived Assets

     The Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

Subsequent Events

     On April 10, 2000, FiberNet entered into an expanded agreement with Tishman Speyer Properties, L.P. ("TSP"). Under the agreement, FiberNet will issue up to
1.6 million shares of its common stock to the ownership of certain of TSP's most prominent Class A office properties in return for exclusive license arrangements for the deployment and operation of FiberNet In-Building Networks in those buildings. This new agreement expands FiberNet's relationship with TSP to reflect changes in TSP's portfolio and to include properties outside of New York City in additional cities in the United States, as well as Germany and the United Kingdom. In a related transaction, TSP exchanged a warrant it held for membership interests in FiberNet Equal Access LLC, an indirect wholly-owned subsidiary of FiberNet Telecom Group, Inc.

     On April 11, 2000, the Company entered into a $75.0 million Senior Secured Credit Facility (the "Credit Facility") with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel Networks Inc. FiberNet intends to use the funds available under the Credit Facility for the acquisition and construction of telecommunication assets in its next generation, fiber optic networks in major metropolitan areas and for general corporate purposes. The Credit Facility has a term of four and one-half years, consisting of revolving availability for the first eighteen months and a term loan for the remaining three years. The Credit Facility is secured by the Company's assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type.

     On April 27, 2000, the Company began trading its common stock on the Nasdaq National Market System under the ticker symbol "FTGX". Previously, the Company's common stock was quoted on the OTC Bulletin Board under the same ticker symbol.