Form 10QSB
period 2000-06-30
FIBERNET TELECOM GROUP INC\
filed 2000-08-11
CIK 1001868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                  For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

      The number of shares outstanding of the issuer's common stock, as of July 31, 2000, was 32,084,650 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I.  FINANCIAL INFORMATION.........................................     1
 Item 1.  Consolidated Financial Statements
          Report of Independent Public Accountants......................     7
          Consolidated Balance Sheets as of June 30, 2000 and December
          31, 1999......................................................     8
          Consolidated Statements of Operations for the six months ended
          June 30, 2000 and 1999........................................     9
          Consolidated Statements of Operations for the three months
          ended June 30, 2000 and 1999..................................    10
          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and 1999........................................    11
          Notes to Consolidated Financial Statements....................    12
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     1
 PART II. OTHER INFORMATION.............................................     5

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

Overview

      FiberNet owns and operates fiber-optic networks designed to provide comprehensive transmission services to communications service providers in major metropolitan areas. The Company's technologically advanced, all-optical network architecture enables it to extend a carrier-class communications network from carrier points of presence directly to the offices of end-users in commercial buildings.

      FiberNet's networks originate in carrier point facilities, where the Company offers colocation space and interconnects with other carriers to transfer their traffic onto its metropolitan transport networks. Each of the Company's metropolitan transport networks consists of out-of-building lit fiber-optic rings that enable FiberNet to establish connectivity between carrier point facilities and commercial office buildings in the local loop. FiberNet transports its customers' traffic directly to their retail end-users located in multi-tenant class A office buildings where the Company has installed its advanced in-building infrastructure, known as its FiberNet In-Building Networks, or FINs, by interconnecting its metropolitan transport network and its FINs. FiberNet's FINs, consist of fully redundant, self-healing, synchronous optical network, or SONET, rings. The Company refers to each of the buildings in which it installed a FIN as an on-net building. FiberNet's FINs provide a central distribution system within on-net buildings, extending from the basement of the building to each floor.

      FiberNet believes that its metropolitan network solution addresses the need for bandwidth in the metropolitan local loop, where there is insufficient network capacity to meet the growing demand for data-intensive applications. Communications service providers that use the Company's networks are able to access the high-bandwidth capacity necessary to offer broadband data, voice and video services without having to build the infrastructure themselves or use their competitors' networks. In addition, FiberNet's technologically advanced fiber-optic networks and rapid provisioning times allow its customers to deliver their services reliably, quickly and efficiently.

      The Company also manages communications access and infrastructure for commercial office properties nationwide. For the owners and managers of these buildings, FiberNet provides the in-building infrastructure necessary to meet the connectivity needs of tenants and controls service providers' access to these off-net buildings.

      FiberNet commenced operations in the New York metropolitan area in 1999 and began providing services in January 2000. The Company is currently expanding its operations into Chicago, where it expects to be operational in the fourth quarter of 2000. The Company also intends to establish its metropolitan networks in other gateway cities, including Los Angeles, San Francisco, Boston and Washington D.C.

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

      Revenues. Revenues for the six months ended June 30, 2000 were $1.8 million. The Company generated revenues by providing transport, colocation and communications access management services to its customers. FiberNet recognized $1.2 million in transport services, $0.5 million in colocation services and $0.1 million in communications access management and other services during the period. During this period, three of the Company's customers, 360networks, Network Plus and Qwest, accounted for approximately 88% of its revenues. The Company expects such customer concentration to diminish as it expands its operations. Prior to the six months ended June 30, 2000, the Company had no commercial operations and did not generate any revenues.

      Direct Costs. Direct costs for the six months ended June 30, 2000 were $0.8 million in expenses associated with the operation of the Company's networks. These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net buildings, and related utility costs. For the six months ended June 30, 1999, the Company did not record any direct costs because it was not offering services during that period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 were $9.8 million compared to $3.0 million for the six months ended June 30, 1999. This increase is consistent with the rapid expansion of the Company's operations. FiberNet has experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support its business strategy. The number of significant transactions that FiberNet has undertaken this year has also contributed to professional fees, including legal and accounting costs, of $1.4 million for the six months ended June 30, 2000, included in selling, general and administrative expenses.

      Stock Related Expense. Stock related expense for the six months ended June 30, 2000 was $2.2 million. This non-cash expense relates to the granting of stock options to the Company's employees. FiberNet did not incur any stock related expense for the six months ended June 30, 1999.

      Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2000 was $2.4 million compared to $0.1 million of depreciation and amortization expense for the six months ended June 30, 1999. The increase resulted from commencement of the depreciation of certain network related fixed assets that were placed into service.

      Interest Expense, Net. Interest expense, net for the six months ended June 30, 2000 was $1.2 million compared to $0.2 million of interest expense, net for the six months ended June 30, 1999. Interest expense was generated as a result of borrowings under the Company's senior secured credit facility and its outstanding capital lease obligations.

      Preferred Stock Dividends. For the six months ended June 30, 2000, FiberNet paid non-cash dividends on its Series D, E and F Preferred Stock of $5.5 million in the form of additional shares of each respective series of preferred stock, which are convertible into shares of the Company's common stock. The liquidation value of the dividends paid was $0.7 million. The Company also recorded a beneficial conversion feature of $14.0 million upon the issuance of the Series G Preferred Stock, which is convertible into common stock at a price of $10.00 per share, on June 30, 2000. The amounts of the dividends and the beneficial conversion feature assume a price per share of the underlying common stock of $17.00. The Company did not record any preferred dividends during the six months ended June 30, 1999.

      Net Loss Applicable to Common Stockholders. The Company reported a net loss applicable to common stockholders of $34.2 million for the six months ended June 30, 2000, compared to a loss of $3.3 million for the six months ended June 30, 1999. The increase is a result of the aforementioned changes in the Company's operations.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      Revenues. Revenues for the three months ended June 30, 2000 were $1.7 million. The Company generated revenues by providing transport, colocation and communications access management services to its customers. FiberNet recognized $1.2 million in transport services, $0.4 in colocation services and $0.1 million in communications access management and other services during the period. During this period, three of the Company's customers, 360networks, Network Plus and Qwest, accounted for approximately 88% of its revenues. The Company expects such customer concentration to diminish as it expands its operations. For the three months ended June 30, 1999, the Company had no commercial operations and did not generate any revenues.

      Direct Costs. Direct costs for the three months ended June 30, 2000 were $0.6 million in expenses associated with the operation of the Company's networks. These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net buildings, and related utility costs. For the three months ended June 30, 1999, FiberNet did not record any direct costs because it was not offering services during that period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 were $5.5 million compared to $2.3 million for the three months ended June 30, 1999. This increase is consistent with the rapid expansion of the Company's operations. FibertNet has experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support its business strategy.

      Stock Related Expense. Stock related expense for the three months ended June 30, 2000 was $0.5 million. This non-cash expense relates to the granting of stock options to the Company's employees. FiberNet did not incur any stock related expense for the three months ended June 30, 1999.

      Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2000 was $1.2 million compared to $0.1 million of depreciation and amortization expense for the three months ended June 30, 1999. The increase resulted from commencement of the depreciation of certain network related fixed assets that were placed into service.

      Interest Expense, Net. Interest expense, net for the three months ended June 30, 2000 was $1.3 million compared to $0.2 million of interest expense, net for the three months ended June 30, 1999. Interest expense was generated as a result of borrowings under the Company's senior secured credit facility and its outstanding capital lease obligations.

      Preferred Stock Dividends. For the three months ended June 30, 2000, FiberNet paid non-cash dividends on its Series D, E and F Preferred Stock of $2.7 million in the form of additional shares of each respective series of preferred stock, which are convertible into shares of the Company's common stock. The liquidation value of the dividends paid was $0.4 million. The Company also recorded a beneficial conversion feature of $14.0 million upon the issuance of the Series G Preferred Stock, which is convertible into common stock at a price of $10.00 per share, on June 30, 2000. The amounts of the dividends and the beneficial conversion feature assume a price per share of the underlying common stock of $17.00. The Company did not record any preferred dividends during the three months ended June 30, 1999.

      Net Loss Applicable to Common Stockholders. The Company reported a net loss applicable to common stockholders of $24.2 million for the three months ended June 30, 2000, compared to a loss of $2.6 million for the three months ended June 30, 1999. The increase is a result of the aforementioned changes in the Company's operations.

Liquidity and Capital Resources

      As a result of FiberNet's developmental activities and the deployment of its networks and facilities, the Company has incurred significant losses from inception to date. The Company expects such losses to continue, as it further executes its business plan and expands its operations. Consequently, the Company has been dependent upon external sources of capital to fund its operations. Prospectively, the Company will continue to incur losses and will not be able to fund its operations with internally generated funds. Therefore it will require additional, external capital. Additionally, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

      To date, FiberNet has financed its operations through direct equity investments from its stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. The Company has incurred an EBITDA loss and a net loss for the six months ended June 30, 2000 of $8.8 million and $34.2 million, respectively, and $3.0 million and $3.3 million, respectively, during the six months ended June 30, 1999. During the six months ended June 30, 2000, cash used to fund operating activities was $10.5 million, and cash purchases of property, plant and equipment were $14.1 million, compared to $4.0 million and $5.0 million, respectively, for the six months ended June 30, 1999. In addition, the Company invested $3.0 million in Devnet L.L.C. on April 12, 2000.

      During the six months ended June 30, 2000, the Company received $41.6 million in net cash proceeds from financing activities. The net borrowings under its senior secured credit facility were $18.4 million. The Company received $3.3 million in cash proceeds from the exercise of outstanding options to purchase shares of common stock and $20.0 million from the private placement of Series G Preferred Stock to Nortel Networks Inc. For the six months ended June 30, 1999, the Company received $15.6 million in net cash proceeds from equipment financings and the private placement of certain debt and equity securities.

      FiberNet's planned operations will require significant, additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. The Company anticipates spending over $100 million during the fiscal year 2000 for the deployment of its FINs, expansion of its metropolitan transport networks, the development of additional carrier point facilities and other network programs and management systems.

      As a result, the Company will require significant additional financing to complete its networks. FiberNet continues to have on-going discussions with sources of additional financing. From time to time, FiberNet may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business. To date, no commitments for additional financing have been obtained. There can be no assurance that the Company will be able to successfully consummate any such financing on acceptable terms, or at all.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities and Use of Proceeds

      On June 30, 2000 FiberNet entered into a securities purchase agreement with Nortel Networks Inc. ("Nortel"), under which the Company issued 2,000,000 shares of Series G Preferred Stock, $.001 par value per share, to Nortel for an aggregate purchase price of $20.0 million. Each share of Series G Preferred Stock is convertible into one share of common stock, $.001 par value per share ("Common Stock"), subject to certain customary anti-dilution adjustments made from time to time pursuant to the certificate of designation of the Series G Preferred Stock, at a conversion price of $10.00 per share. This transaction was a private placement and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following documents are filed herewith as part of this Form 10-Q:

      Exhibit Name
      ------------
 27.1 Financial Data Schedule

      (b) Two reports on Form 8-K, dated April 14, 2000 and June 8, 2000, were filed during the quarter ended June 30, 2000 reporting matters under Item 5, Other Information, and Item 7, Financial Statements and Exhibits. A subsequent report on Form 8-K was filed on August 4, 2000 reporting matters under Item 2, Acquisition or Disposition of Assets, Item 5, Other Information, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          FIBERNET TELECOM GROUP, INC.

                                                     /s/ Jon A. DeLuca
                                          By: _________________________________
                                          Name:Jon A. DeLuca
                                          Title: Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

We have reviewed the accompanying balance sheet of FiberNet Telecom Group, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Arthur Andersen LLP
                                          Arthur Andersen LLP

New York, New York
August 10, 2000

                          FIBERNET TELECOM GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (IN 000'S)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $  23,587    $  9,512
  Accounts receivable.................................      2,621          26
  Prepaid expenses and other..........................        562         134
                                                        ---------    --------
    Total current assets..............................     26,770       9,672
Property, plant and equipment, net....................     67,475      55,177
Goodwill, net.........................................      8,377       8,667
Deferred charges, net.................................     12,301       3,698
Other assets..........................................      3,630         374
                                                        ---------    --------
TOTAL ASSETS..........................................  $ 118,553    $ 77,588
                                                        =========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $   3,709    $  3,733
  Accrued expenses....................................      2,703       4,447
  Deferred revenues...................................        774          --
  Capital lease obligation--current portion...........        217         203
                                                        ---------    --------
    Total current liabilities.........................      7,403       8,383
Notes payable, less discount..........................      6,015          --
Capital lease obligation..............................        844         956
                                                        ---------    --------
    Total liabilities.................................     14,262       9,339
Stockholders' equity:
  Common Stock, $.001 par value, 150,000,000 and
    50,000,000 shares authorized and 28,519,759 and
    25,932,464 shares issued and outstanding,
    respectively......................................         28          26
  Series C Voting Preferred Stock $.001 par value
    83,688 and 133,333 issued and outstanding,
    respectively. (Preference in involuntary
    liquidation value, $1.50 per share)...............        125         200
  Series D Preferred Stock $.001 par value, 316,376
    and 310,173 shares issued and outstanding,
    respectively. (Preference in involuntary
    liquidation value, $15.00 per share)..............     23,623      22,553
  Series E Preferred Stock $.001 par value, 305,626
    and 293,872 shares issued and outstanding,
    respectively. (Preference in involuntary
    liquidation value, $15.00 per share)..............     23,457      21,430
  Series F Preferred Stock $.001 par value, 361,730
    and 347,819 shares issued and outstanding,
    respectively. (Preference in involuntary
    liquidation value, $30.00 per share)..............     27,763      25,329
  Series G Preferred Stock $.001 par value, 2,000,000
    shares issued and outstanding (Preference in
    involuntary liquidation value, $10.00 per share)..     34,000          --
  Additional paid in capital and other................    105,336      74,507
  Accumulated deficit.................................   (110,041)    (75,796)
                                                        ---------    --------
    Total stockholders' equity........................    104,291      68,249
                                                        ---------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $ 118,553    $ 77,588
                                                        =========    ========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   (IN 000'S)

                                                     Six Months Ended June 30,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Revenues...........................................  $      1,768  $         --
Operating expenses:
  Direct costs.....................................           813            --
  Selling, general and administrative expenses.....         9,793         2,984
  Stock related expense............................         2,237            --
  Depreciation and amortization....................         2,415           111
                                                     ------------  ------------
Total operating expenses...........................        15,258         3,095
                                                     ------------  ------------
Loss from operations...............................       (13,490)       (3,095)
Interest expense, net..............................         1,223           199
                                                     ------------  ------------
Net loss...........................................       (14,713)       (3,294)
Preferred stock dividends..........................       (19,532)           --
                                                     ------------  ------------
Net loss applicable to common stockholders.........  $    (34,245) $     (3,294)
                                                     ============  ============
Net loss applicable to common stockholders per
  share--basic and diluted.........................  $      (1.25) $      (0.21)
Weighted average shares outstanding................    27,453,872    16,025,248


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   (IN 000'S)

                                                 Three Months Ended June 30,
                                                 ----------------------------
                                                     2000           1999
                                                 -------------  -------------
Revenues........................................ $       1,657  $          --
Operating expenses:
  Direct costs..................................           610             --
  Selling, general and administrative expenses..         5,502          2,267
  Stock related expense.........................           541             --
  Depreciation and amortization.................         1,240            107
                                                 -------------  -------------
Total operating expenses........................         7,893          2,374
                                                 -------------  -------------
Loss from operations............................        (6,236)        (2,374)
Interest expense, net...........................         1,273            200
                                                 -------------  -------------
Net loss........................................        (7,509)        (2,574)
Preferred stock dividends.......................       (16,680)            --
                                                 -------------  -------------
Net loss applicable to common stockholders...... $     (24,189) $      (2,574)
                                                 =============  =============
Net loss applicable to common stockholders per
  share--basic and diluted...................... $       (0.86) $       (0.16)
Weighted average shares outstanding.............    28,094,644     16,050,218


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                   (IN 000'S)

                                                     Six Months Ended June 30,
                                                     ---------------------------
                                                         2000           1999
                                                     -------------  ------------
Cash flows from operating activities:
  Net loss applicable to common stockholders........ $     (34,245) $     (3,294)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization...................         2,415           111
    Preferred stock dividends.......................        19,532            --
    Stock related expense...........................         2,237            --
    Other non-cash expense..........................           918         1,000
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable,
        prepaid expenses and other assets...........        (3,279)          113
      Increase (decrease) in accounts payable,
        accrued expenses and deferred revenues......         1,948        (1,928)
                                                     -------------  ------------
Cash used in operating activities...................       (10,474)       (3,998)
Cash flows from investing activities:
  Investment in Devnet L.L.C. ......................        (3,000)           --
  Capital expenditures..............................       (14,080)       (5,038)
                                                     -------------  ------------
Cash used in investing activities...................       (17,080)       (5,038)
Cash flows from financing activities:
  Net proceeds from debt financings.................        18,427        12,952
  Net proceeds from issuance of equity securities...        23,300         2,606
  Repayment of capital lease obligation.............           (98)           --
                                                     -------------  ------------
Cash provided by financing activities...............        41,629        15,558
                                                     -------------  ------------
Net increase in cash................................        14,075         6,522
Cash at beginning of period.........................         9,512           257
                                                     -------------  ------------
Cash at end of period............................... $      23,587  $      6,779
                                                     =============  ============
Supplemental disclosures of cash flow information:
  Interest paid..................................... $          76  $         --
  Income taxes paid.................................            --            --

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS OPERATIONS

      FiberNet Telecom Group, Inc. ("FiberNet" or the "Company") is an all-optical, facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber-optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber-optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company has established operations in the New York metropolitan area and expects to expand operations into other target markets, including Chicago, Los Angeles, San Francisco, Boston and Washington D.C.

      FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation and an intermediate level holding company. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Local Fiber and Equal Access.

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

Revenue Recognition

      FiberNet generates revenues from selling network capacity and related services to other communications service providers. The majority of the Company's revenues are generated on a monthly recurring basis under long-term contracts, typically three to five years in length. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

      Revenues are derived from three general types of services:

    . Transport services. FiberNet's transport services include the offering of broadband circuits on its metropolitan transport networks and in-building networks. Over its metropolitan transport networks, the Company can provision circuits from one of its carrier point facilities to another carrier point facility or to an on-net building via an interconnection with its in-building network in that building. The Company can also provision circuits vertically between floors in a carrier point facility or an on-net building.

    . Colocation facility services. FiberNet's colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier point facilities in a secure technical operating environment. The Company also can provide its customers with colocation services in the central equipment rooms of certain of its on-net buildings. If a customer purchases colocation services, the Company typically requires the customer to make a minimum commitment for transport services, as well.

    . Communications access management services. FiberNet's access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For all of its off-net buildings and some of its on-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to end-user tenants.

      The Company recognizes revenue on transport services, colocation facility services and communication access management and other services ratably over the term of the contract with each customer.

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

3. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                June 30, 2000 December 31, 1999
                                                ------------- -----------------
      Computer software........................    $   968         $   307
      Leasehold improvements...................        885             297
      Computer equipment.......................        654             235
      Office equipment and furniture...........        418             381
      Construction in progress.................      6,261          54,393
      Network equipment and infrastructure.....     60,507             --
                                                   -------         -------
      Total....................................     69,693          55,613
      Accumulated depreciation.................     (2,218)           (436)
                                                   -------         -------
      Property, plant and equipment, net.......    $67,475         $55,177
                                                   =======         =======

4. SIGNIFICANT AND SUBSEQUENT EVENTS

      On July 31, 2000, FiberNet acquired the remaining 97% of the membership interests of Devnet L.L.C. ("Devnet") not already beneficially owned by the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 2, 2000. Devnet manages the communications access and infrastructure for approximately 40 million square feet of class A commercial real estate in major markets nationwide. In connection with the acquisition, the Company issued 3,461,162 shares of its Common Stock and paid approximately $15 million in exchange for approximately 97% of the membership interests in Devnet. The acquisition will be accounted for under the purchase method of accounting. FiberNet had previously acquired approximately 3% of the Devnet membership interests for a purchase price of $3 million in April 2000. The acquisition of the remaining Devnet membership interests gave the Company control of 100% of Devnet. The Company has not yet allocated the purchase price of approximately $60 million to the assets and liabilities of Devnet and will complete the allocation within one year. In connection with the acquisition, the Company paid an aggregate of $500,000 to related parties for financial advisory services.

      On June 22, 2000, the Company amended its master purchase agreement with Nortel Networks Inc. ("Nortel") to expand the scope of this agreement from $60.0 million to $260.0 million and to extend the term of the agreement to 2002. On December 31, 1999, FiberNet entered into this master purchase agreement giving it the right to purchase optical networking equipment and related services at predetermined volume-based pricing.

      On June 30, 2000, FiberNet issued and sold 2,000,000 shares of Series G Preferred Stock to Nortel in a private placement for an aggregate purchase price of $20.0 million. Each share of Series G Preferred Stock was convertible into one share of Common Stock of FiberNet at $10.00 per share, subject to anti-dilution adjustments. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for a beneficial conversion feature in the amount of $14.0 million to reflect the market price of the Common Stock as of the date of the issuance.

      On July 31, 2000 FiberNet issued and sold 426,333 shares of Series H Preferred Stock, $.001 par value per share (the "Series H Preferred Stock") to Nortel in a private placement for an aggregate purchase price consisting of $22.5 million in cash plus the cancellation by Nortel of the 2,000,000 shares of the Series G Preferred Stock, including all accrued and unpaid dividends thereon. Each share of Series H Preferred Stock is convertible into ten shares of Common Stock at $10.00 per share, subject to anti-dilution adjustments. This amount is reflected in the accompanying balance sheet net of the value of warrants to purchase 425,000 shares of Common Stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using an acceptable pricing model. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for the beneficial conversion feature in the amount of $12.2 million to reflect the market price of the Common Stock as of the date of the issuance.

      On August 11, 2000 FiberNet issued and sold 62,500 shares of Series I Preferred Stock, $.001 par value per share (the "Series I Preferred Stock") to Nortel in a private placement for an aggregate purchase price of $7.5 million. Each share of Series I Preferred Stock is convertible into ten shares of Common Stock at $12.00 per share, subject to anti-dilution adjustments. The Company anticipates recording a beneficial conversion feature in connection with this issuance. To date, Nortel has invested a total of $50.0 million in preferred stock of the Company.

      On May 26, 2000, FiberNet entered into an amended, expanded agreement with Tishman Speyer Properties, L.P. ("TSP"). Under the agreement, FiberNet will issue up to 1.6 million shares of its Common Stock to TSP as the Company enters into license agreements for the deployment and operation of its in-building networks in certain class A commercial office properties owned or managed by TSP. As of June 30, 2000, approximately 700,000 shares have been issued under the agreement for a total value of $6.4 million, based on fair market value on the date of issuance. This amount is included in deferred charges on the accompanying balance sheet and is being amortized over 15 years, the term of the underlying license agreement. In a related transaction, TSP exchanged a warrant it held for membership interests in Equal Access, an indirect wholly-owned subsidiary of FiberNet. This exchange had no impact on the financial statements of the Company.

      On May 23, 2000, FiberNet's board of directors approved, and on July 27, 2000 the Company's stockholders ratified, the adoption of an equity incentive plan, which amends and restates the Company's 1999 stock option plan. The equity incentive plan provides for the grant of incentive stock options, non-qualified stock options and other performance and non-performance based equity awards, including restricted stock, performance awards, stock appreciation rights, or SARs, and other types of awards based on the Company's Common Stock.

      On April 27, 2000, the Company began trading its Common Stock on the Nasdaq National Market System under the ticker symbol "FTGX". Previously, the Company's Common Stock was quoted on the OTC Bulletin Board under the same ticker symbol.

      On April 11, 2000, the Company entered into a $75.0 million Senior Secured Credit Facility (the "Credit Facility") with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel. In addition to the initial lenders, First Union National Bank and IBM Credit Corporation are currently lenders under the Credit Facility. FiberNet intends to use the funds available under the Credit Facility for the acquisition and construction of its network infrastructure and for general corporate purposes. The Credit Facility has a term of four and one-half years, consisting of revolving availability for the first eighteen months and a term loan for the remaining three years. The Credit Facility is secured by the Company's assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type. As of June 30, 2000, $21.0 million was outstanding under the Credit Facility. This amount is included in notes payable in the accompanying balance sheet net of a discount of $14.9 million. This discount represents the value of warrants to purchase approximately 1,500,000 shares of Common Stock of the Company at a price of $18.06 per share issued to the lenders in connection with the Credit Facility. The discount is being amortized over the term of the Credit Facility. The fair value of the warrants was estimated on the date of issuance using an acceptable pricing model.

      In February 2000, FiberNet entered into a two year services agreement with Bechtel Corporation and Bechtel Associates Professional Corporation for engineering services, labor, materials and equipment in connection with the design and installation of the Company's in-building networks.