Form 10QSB
period 2000-09-30
FIBERNET TELECOM GROUP INC\
filed 2000-11-09
CIK 1001868

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from               to

                         Commission file number 33-7841


                          FiberNet Telecom Group, Inc.



       (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                    52-2255974
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of October 31, 2000, was 32,405,732 shares of Common Stock, $.001 par value.

===============================================================================

                                     INDEX

                                                                                                            Page
                                                                                                           -------
PART I.        FINANCIAL INFORMATION  ..................................................................         1
Item 1.        Consolidated Financial Statements
               Report of Independent Public Accountants  ...............................................         8
               Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999  .............         9
               Consolidated Statements of Operations for the nine months ended September 30, 2000 and
               1999  ...................................................................................        10
               Consolidated Statements of Operations for the three months ended September 30, 2000 and
               1999  ...................................................................................        11
               Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
               1999  ...................................................................................        12
               Notes to Consolidated Financial Statements  .............................................        13
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations  ..         1
PART II.       OTHER INFORMATION  ......................................................................         5

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

     FiberNet commenced operations in the New York metropolitan area in 1999 and began providing services in January 2000. The Company is currently expanding its operations into Chicago and Los Angeles and intends to establish its metropolitan networks in other gateway cities, including San Francisco and Boston.


Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues.   Revenues for the nine months ended September 30, 2000 were $6.4 million. The Company generated revenues by providing transport, colocation and communications access management services to its customers. FiberNet recognized $4.8 million in transport services, $1.1 million in colocation services and $0.5 million in communications access management and other services during the period. During this period, three of the Company's customers, 360networks, Network Plus and Qwest, accounted for approximately 87% of its revenues. The Company expects such customer concentration to diminish as it expands its operations. Prior to the nine months ended September 30, 2000, the Company had no commercial operations and did not generate any revenues.

     Direct Costs.   Direct costs for the nine months ended September 30, 2000
were $2.9 million in expenses associated with the operation of the Company's networks. These costs included on-net and off-net building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net and off-net buildings, and related utility costs. For the nine months ended September 30, 1999, the Company did not record any direct costs because it was not offering services during that period.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses for the nine months ended September 30, 2000 were $16.0 million compared to $4.0 million for the nine months ended September 30, 1999. This increase is consistent with the rapid expansion of the Company's operations. FiberNet has experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support its business strategy. The number of significant transactions that FiberNet has undertaken this year has also contributed to professional fees, including legal and accounting costs, of $2.2 million for the nine months ended September 30, 2000, included in selling, general and administrative expenses.

     Stock Related Expense.   Stock related expense for the nine months ended
September 30, 2000 was $2.8 million. This non-cash expense relates to the granting of stock options to the Company's employees. FiberNet did not incur any stock related expense for the nine months ended September 30, 1999.

     Depreciation and Amortization.   Depreciation and amortization expense for
the nine months ended September 30, 2000 was $5.1 million compared to $0.3 million of depreciation and amortization expense for the nine months ended September 30, 1999. The increase resulted from commencement of the depreciation of network related fixed assets that were placed into service.

     Interest Expense, Net.   Interest expense, net for the nine months ended
September 30, 2000 was $2.9 million compared to $3.8 million of interest expense, net for the nine months ended September 30, 1999. Interest expense was generated as a result of borrowings under the Company's senior secured credit facility and its outstanding capital lease obligations. In the nine months ended September 30, 1999, the Company recorded interest expense due to a beneficial conversion feature of $3.2 million, related to the issuance of convertible notes.

     Preferred Stock Dividends.   For the nine months ended September 30, 2000,
FiberNet paid $5.5 million and accrued $3.9 million in non-cash dividends on its series of preferred stock in the form of additional shares of each respective series of preferred stock. The book value of the dividends is based on the closing price per share of the underlying common stock at the end of the period. The liquidation value of all of the dividends paid and accrued is $1.7 million. All of the series of preferred stock are convertible into shares of the Company's common stock. The Company also recorded a beneficial conversion feature of $27.6 million upon the issuance of the Series G, H and I Preferred Stock. The Series G Preferred Stock was cancelled upon the issuance of Series H. Each share of Series H and I Preferred Stock is convertible into ten common shares at a price of $10.00 per common share and $12.00 per common share, respectively. The amounts of the beneficial conversion feature for the Series G, H and I Preferred Stock are based on the closing price per share on their respective issuance dates of the underlying common stock of $17.00, $16.125 and $14.25, respectively. The Company did not pay or accrue any preferred stock dividends for the nine months ended September 30, 1999.

     Net Loss Applicable to Common Stockholders.   The Company reported a net
loss applicable to common stockholders of $60.4 million for the nine months ended September 30, 2000, compared to a loss of $8.1 million for the nine months ended September 30, 1999. The increase is a result of the aforementioned changes in the Company's operations.


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues.   Revenues for the three months ended September 30, 2000 were
$4.6 million. The Company generated revenues by providing transport, colocation and communications access management services to its customers. FiberNet recognized $3.5 million in transport services, $0.6 million in colocation services and $0.5 million in communications access management and other services during the period. During this period, three of the Company's customers, 360networks, Network Plus and Qwest, accounted for approximately 78% of its revenues. The Company expects such customer concentration to diminish as it expands its operations. For the three months ended September 30, 1999, the Company had no commercial operations and did not generate any revenues.

     Direct Costs.   Direct costs for the three months ended September 30, 2000 were $2.1 million in expenses associated with the operation of the Company's networks. These costs included on-net and off-net building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net and off-net buildings, and related utility costs. For the three months ended September 30, 1999, FiberNet did not record any direct costs because it was not offering services during that period.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses for the three months ended September 30, 2000 were $6.2 million compared to $1.0 million for the three months ended September 30, 1999. This increase is consistent with the rapid expansion of the Company's operations. FiberNet has experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support its business strategy.

     Stock Related Expense.   Stock related expense for the three months ended
September 30, 2000 was $0.5 million. This non-cash expense relates to the granting of stock options to the Company's employees. FiberNet did not incur any stock related expense for the three months ended September 30, 1999.

     Depreciation and Amortization.   Depreciation and amortization expense for
the three months ended September 30, 2000 was $2.7 million compared to $0.2 million of depreciation and amortization expense for the three months ended September 30, 1999. The increase resulted from commencement of the depreciation of certain network related fixed assets that were placed into service.

     Interest Expense, Net.   Interest expense, net for the three months ended
September 30, 2000 was $1.6 million compared to $3.6 million of interest expense, net for the three months ended September 30, 1999. Interest expense was generated as a result of borrowings under the Company's senior secured credit facility, its outstanding capital lease obligations. In the three months ended September 30, 1999, the Company recorded interest expense due to a beneficial conversion feature of $3.2 million, related to the issuance of convertible notes.

     Preferred Stock Dividends.   For the three months ended September 30, 2000,
FiberNet accrued non-cash dividends on its series of preferred stock of $3.9 million in the form of additional shares of each respective series of preferred stock. Each series of preferred stock is convertible into shares of the Company's common stock. The liquidation value of the accrued dividends was $1.0. million. The Company also recorded a beneficial conversion feature of $13.6 million relating to the issuance of the Series H and I Preferred Stock. Each share of Series H and I Preferred Stock is convertible into ten shares of common stock at a price of $10.00 per share and $12.00 per share, respectively. The amounts of the beneficial conversion feature for the Series H and I Preferred Stock are based on the closing price per share on their respective issuance dates of the underlying common stock of $16.125 and $14.25, respectively. The Company did not pay or accrue any preferred stock dividends for the three months ended September 30, 1999.

     Net Loss Applicable to Common Stockholders.   The Company reported a net
loss applicable to common stockholders of $26.2 million for the three months ended September 30, 2000, compared to a loss of $4.8 million for the three months ended September 30, 1999. The increase is a result of the aforementioned changes in the Company's operations.


Liquidity and Capital Resources

     As a result of FiberNet's developmental activities and the deployment of its networks and facilities, the Company has incurred significant losses from inception to date. The Company expects such losses to continue, as it further executes its business plan and expands its operations. Consequently, the Company has been dependent upon external sources of capital to fund its operations. Prospectively, the Company will continue to incur losses and will not be able to fund its operations with internally generated funds. Therefore, it will require additional external capital. Additionally, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to unforeseen capital requirements, failure of market acceptance, failure to establish and maintain business relationships, and competitive disadvantages against larger and more established companies.

     To date, FiberNet has financed its operations through direct equity investments from its stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. The Company has incurred an EBITDA loss and a net loss for the nine months ended September 30, 2000 of $12.6 million and $60.4 million, respectively, and $4.0 million and $8.1 million, respectively, during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, cash used to fund operating activities was $13.4 million, and cash purchases of property, plant and equipment were $51.5 million, compared to $4.9 million and $6.8 million, respectively, for the nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, the Company received $83.2 million in net cash proceeds from financing activities. The net borrowings under its debt financings were $31.0 million. The Company received $3.3 million in cash proceeds from the exercise of outstanding options to purchase shares of common stock and $50.0 million from the private placement of Series G, H and I Preferred Stock to Nortel. For the nine months ended September 30, 1999, the Company received $22.0 million in net cash proceeds from equipment financings and the private placement of certain debt and equity securities.

     FiberNet's planned operations will require significant additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. The Company anticipates spending $75 million to $100 million during the fiscal year 2000 for the deployment of its FINs, expansion of its metropolitan transport networks, the development of additional carrier point facilities and other network programs and management systems.

     As a result, the Company will require significant additional financing to complete its networks. FiberNet continues to have on-going discussions with sources of additional financing. On August 15, 2000 The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of common stock. In November 2000, the Company entered into a commitment letter with Deutsche Bank AG, New York Branch, Deutsche Bank Securities Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders to replace its existing $75 credit facility with a senior secured credit facility with a minimum of $160 million and a maximum of $175 million of availability. The new credit facility would have a term of six years and consist of multi-draw term loan facility and a revolving loan facility. The closing of the transaction contemplated in the commitment letter is subject to certain conditions, including the consummation of the proposed equity offering.

     From time to time, FiberNet may consider additional private or public sales of equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business. There can be no assurance that the Company will be able to successfully consummate the contemplated financings discussed above or any such financing on acceptable terms, or at all.

                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings

          None.


Item 2.   Changes in Securities and Use of Proceeds

     On July 31, 2000 FiberNet entered into a securities purchase agreement with Nortel Networks Inc. ("Nortel"), under which the Company issued 426,333 shares of Series H Preferred Stock, $.001 par value per share, to Nortel for an aggregate purchase price of $22.5 million plus the cancellation of the 2,000,000 shares of the Series G Preferred Stock, including all accrued and unpaid dividends thereon, previously issued to Nortel. Each share of Series H Preferred Stock is convertible into ten shares of common stock at $10.00 per share, subject to certain customary anti-dilution adjustments made from time to time pursuant to the certificate of designation of the Series H Preferred Stock. This transaction was a private placement and exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

     On August 11, 2000 FiberNet entered into a securities purchase agreement with Nortel, under which the Company issued 62,500 shares of Series I Preferred Stock, $.001 par value per share, to Nortel for an aggregate purchase price of $7.5 million. Each share of Series I Preferred Stock is convertible into ten shares of common stock at $12.00 per share, subject to certain customary anti-dilution adjustments made from time to time pursuant to the certificate of designation of the Series I Preferred Stock. This transaction was a private placement and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following documents are filed herewith as part of this Form 10-Q:

           Exhibit Name
           ------------
  27.1     Financial Data Schedule

           (b) The following reports were filed on Form 8-K during the quarter ended September 30, 2000:

  Item Number                                  Description                                  Filing Date
  -----------                                  -----------                                  -----------

       5                  A report dated June 30, 2000 regarding the Company's             July 11, 2000
                          issuance and sale of 2,000,000 shares of its Series G
                          Preferred Stock, $.001 par value per share to Nortel
                          for an aggregate purchase price of $20 million.
     2,5,7                A report dated July 31, 2000 regarding the Company's             August 4, 2000
                          corporate reorganization and acquisition of Devnet
                          L.L.C. pursuant to an Agreement and Plan of
                          Reorganization dated June 2, 2000 and the Company's
                          issuance of 426,333 shares of its Series H Preferred
                          Stock, $.001 par value per share to Nortel for an
                          aggregate purchase price of $22.5 million in cash plus
                          the transfer by Nortel to the Company of 2,000,000
                          shares of the Company's Series G Preferred Stock.
       5                  A report dated August 11, 2000 regarding the Company's            August 15, 2000
                          issuance of 62,500 shares of its Series I Preferred
                          Stock, $.001 par value per share to Nortel for an
                          aggregate purchase price of $7.5 million.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date: November 9, 2000        FIBERNET TELECOM GROUP, INC.

                              By:   /s/   Jon A. DeLuca
                                    --------------------------
                              Name:  Jon A. DeLuca
                              Title: Chief Financial Officer
                                     (principal financial and
                                     accounting officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FiberNet Telecom Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of FiberNet Telecom Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


                                  /s/  Arthur Andersen LLP
                                  Arthur Andersen LLP

New York, New York
October 4, 2000

                          FIBERNET TELECOM GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (IN 000'S)

                                                                                         September 30,     December 31,
                                                                                         -------------     ------------
                                                                                              2000            1999
                                                                                           ---------       --------
                                                                                          (Unaudited)
                                            ASSETS
Current assets:
  Cash and cash equivalents  ...................................................           $  10,148       $  9,512
  Accounts receivable, net .....................................................               3,654             26
  Prepaid expenses and other  ..................................................                 618            134
                                                                                           ---------       --------
     Total current assets  .....................................................              14,420          9,672
Property, plant and equipment, net  ............................................             104,369         55,177
Goodwill and intangibles, net  .................................................              70,660          8,667
Deferred charges, net  .........................................................              13,789          3,698
Other assets    ................................................................                 729            374
                                                                                           ---------       --------
TOTAL ASSETS  ..................................................................            $203,967       $ 77,588
                                                                                           =========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  ............................................................           $   5,895       $  3,733
  Accrued expenses  ............................................................               9,055          4,447
  Deferred revenues  ...........................................................               5,560             --
  Capital lease obligation--current portion  ...................................                 226            203
                                                                                           ---------       --------
     Total current liabilities  ................................................              20,736          8,383
Notes payable, less discount  ..................................................              20,979             --
Capital lease obligation  ......................................................                 785            956
                                                                                           ---------       --------
     Total liabilities  ........................................................              42,500          9,339
Stockholders' equity:
  Common Stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized
    and 32,371,765 and 25,932,464 shares issued and outstanding, respectively  .                  32             26
  Series C Voting Preferred Stock $.001 par value 83,688 and 133,333 issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $1.50 per share)  ..........................................................                 125            200
  Series D Preferred Stock $.001 par value, 316,376 and 310,173 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $15.00 per share)  .........................................................              23,623         22,553
  Series E Preferred Stock $.001 par value, 305,627 and 293,872 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $15.00 per share)  .........................................................              23,457         21,430
  Series F Preferred Stock $.001 par value, 361,731 and 347,819 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $30.00 per share)  .........................................................              27,763         25,329
  Series H Preferred Stock $.001 par value, 426,333 shares issued and
    outstanding (Preference in involuntary liquidation value, $100.00 per share)              63,800             --
  Series I Preferred Stock $.001 par value, 62,500 shares issued and
    outstanding (Preference in involuntary liquidation value, $120.00 per share)               8,885             --
  Additional paid in capital and other  ........................................             149,990         74,507
  Accumulated deficit  .........................................................            (136,208)       (75,796)
                                                                                           ---------       --------
     Total stockholders' equity  ...............................................             161,467         68,249
                                                                                           ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  ....................................           $ 203,967       $ 77,588
                                                                                           =========       ========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   (IN 000'S)

                                                                                      Nine Months Ended September 30,
                                                                                     ---------------------------------
                                                                                           2000              1999
                                                                                        -----------       -----------
Revenues  ......................................................................        $     6,366       $        --
Operating expenses:
  Direct costs  ................................................................              2,940                --
  Selling, general and administrative expenses  ................................             16,027             4,011
  Stock related expense  .......................................................              2,777                --
  Depreciation and amortization  ...............................................              5,134               284
                                                                                        -----------       -----------
Total operating expenses  ......................................................             26,878             4,295
                                                                                        -----------       -----------
Loss from operations  ..........................................................            (20,512)           (4,295)
Interest expense, net  .........................................................              2,851             3,772
                                                                                        -----------       -----------
Net loss  ......................................................................            (23,363)           (8,067)
Preferred stock dividends  .....................................................             37,049                --
                                                                                        -----------       -----------
Net loss applicable to common stockholders  ....................................        $   (60,412)      $    (8,067)
                                                                                        ===========       ===========
Net loss applicable to common stockholders per share--basic and diluted  .......             $(2.11)           $(0.50)
Weighted average shares outstanding  ...........................................         28,641,519        16,135,203

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   (IN 000'S)

                                                                                     Three Months Ended September 30,
                                                                                     ---------------------------------
                                                                                          2000               1999
                                                                                       -----------        -----------
Revenues  ......................................................................       $     4,599        $        --
Operating expenses:
  Direct costs  ................................................................             2,128                 --
  Selling, general and administrative expenses  ................................             6,235              1,025
  Stock related expense  .......................................................               541                 --
  Depreciation and amortization  ...............................................             2,719                173
                                                                                       -----------        -----------
Total operating expenses  ......................................................            11,623              1,198
                                                                                       -----------        -----------
Loss from operations  ..........................................................            (7,024)            (1,198)
Interest expense, net  .........................................................             1,626              3,574
                                                                                       -----------        -----------
Net loss  ......................................................................            (8,650)            (4,772)
Preferred stock dividends  .....................................................            17,517                 --
                                                                                       -----------        -----------
Net loss applicable to common stockholders  ....................................       $   (26,167)       $    (4,772)
                                                                                       ===========        ===========
Net loss applicable to common stockholders per share--basic and diluted  .......            $(0.84)            $(0.29)
Weighted average shares outstanding  ...........................................        30,990,996         16,351,529


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                   (IN 000'S)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                              2000          1999
                                                                                            --------      --------
Cash flows from operating activities:
  Net loss applicable to common stockholders  ............................................  $(60,412)      $(8,067)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization  ......................................................     5,134           284
     Preferred stock dividends  ..........................................................    37,049            --
     Stock related expense  ..............................................................     2,777            --
     Other non-cash expense  .............................................................     1,761         3,884
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable, prepaid expenses and other
          assets  ........................................................................    (3,826)            4
        Increase (decrease) in accounts payable, accrued expenses and deferred
          revenues  ......................................................................     4,155        (1,024)
                                                                                            --------      --------
Cash used in operating activities  .......................................................   (13,362)       (4,919)
Cash flows from investing activities:
  Acquisition of Devnet L.L.C.- net of cash received   ...................................   (17,715)           --
  Capital expenditures  ..................................................................   (51,516)       (6,754)
                                                                                            --------      --------
Cash used in investing activities  .......................................................   (69,231)       (6,754)
Cash flows from financing activities:
  Net proceeds from debt financings  .....................................................    30,960        19,438
  Net proceeds from issuance of equity securities  .......................................    52,419         2,606
  Repayment of capital lease obligation  .................................................      (150)           --
                                                                                            --------      --------
Cash provided by financing activities  ...................................................    83,229        22,044
                                                                                            --------      --------
Net increase in cash  ....................................................................       636        10,371
Cash at beginning of period  .............................................................     9,512           257
                                                                                            --------      --------
Cash at end of period  ...................................................................  $ 10,148      $ 10,628
                                                                                            ========      ========
Supplemental disclosures of cash flow information:
  Interest paid  .........................................................................  $    464      $     --
  Income taxes paid  .....................................................................        --            --


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BUSINESS OPERATIONS

     FiberNet Telecom Group, Inc. ("FiberNet" or the "Company") is an all-optical, facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber-optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber-optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company has established operations in the New York metropolitan area and has expanded operations into Chicago and Los Angeles. The Company expects to expand into other target markets, including San Francisco and Boston.

     FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation, and Devnet L.L.C. ("Devnet"), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                                 September 30, 2000  December 31, 1999
                                                                                 ------------------  -----------------
  Computer software  ................................................................     $  1,925            $   307
  Computer equipment  ...............................................................        1,131                235
  Leasehold improvements  ...........................................................          965                297
  Office equipment and furniture  ...................................................          631                381
  Construction in progress  .........................................................       39,976             54,393
  Network equipment and infrastructure  .............................................       63,220                 --
                                                                                          --------            -------
   Total  ...........................................................................      107,848             55,613
  Accumulated depreciation  .........................................................       (3,479)              (436)
                                                                                          --------            -------
  Property, plant and equipment, net  ...............................................     $104,369            $55,177
                                                                                          ========            =======


4.  ACQUISITIONS

  On July 31, 2000, FiberNet acquired the remaining 97% of the membership interests of Devnet not already beneficially owned by the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 2, 2000. Devnet manages the communications access and infrastructure for approximately 40 million square feet of class A commercial real estate in major markets nationwide. In connection with the acquisition, the Company issued 3,461,162 shares of its common stock and paid approximately $15 million in exchange for approximately 97% of the membership interests in Devnet. The acquisition was accounted for under the purchase method of accounting. FiberNet had previously acquired approximately 3% of the Devnet membership interests for a purchase price of $3 million in April 2000. The acquisition of the remaining Devnet membership interests gave the Company control of 100% of Devnet. The Company has preliminarily allocated the purchase price of approximately $60 million to the assets and liabilities of Devnet and will complete the allocation within one year.

The purchase price of Devnet was allocated as follows:

     Devnet assets acquired......................................     $ 2,433
     Devnet liabilities assumed..................................      (6,253)
     Goodwill and intangible assets..............................      63,485
                                                                      -------
     Total purchase price........................................     $59,665
                                                                      =======

The following pro forma financial information reflects FiberNet's acquisition of Devnet on July 31, 2000. The pro forma statements of operations are intended to demonstrate how the combined companies might have looked if the acquisition of Devnet had been completed on January 1, 1999. On July 31, 2000 FiberNet entered into an employment agreement with a senior executive of Devnet for a one year term. In connection with the acquisition, the Company paid an aggregate of $500,000 to related parties for financial advisory services.


Pro forma statement of operations for the nine month period ended:

                                                                          September 30, September 30,
                                                                              2000          1999
                                                                          ------------- -------------
Revenues.................................................................       $8,062        $1,348
Net loss applicable to common shareholders...............................     $(66,379)     $(17,513)
Net loss applicable to common shareholders per share-basic and diluted...       $(2.12)       $(0.89)

5.   SIGNIFICANT EVENTS

     On August 15, 2000 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of common stock. In November 2000, the Company entered into a commitment letter with Deutsche Bank AG, New York Branch, Deutsche Bank Securities Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders to replace its existing $75 credit facility with a senior secured credit facility with a minimum of $160 million and a maximum of $175 million of availability. The new credit facility would have a term of six years and consist of a multi-draw term loan facility and a revolving loan facility. The closing of the transaction contemplated in the commitment letter is subject to certain conditions, including the consummation of the proposed equity offering. Concurrently with the completion of the proposed equity offering, all of the Company's outstanding shares of preferred stock, including accrued and unpaid dividends thereon as of September 30, 2000, will automatically convert into 14,974,478 shares of common stock.

     Through three transactions, Nortel has invested a total of $50.0 million in preferred stock of the Company. On August 11, 2000 FiberNet issued and sold 62,500 shares of Series I Preferred Stock to Nortel in a private placement for an aggregate purchase price of $7.5 million. Each share of Series I Preferred Stock is convertible into ten shares of common stock at $12.00 per share, subject to anti-dilution adjustments. In connection with this transaction, the Company recorded a non-recurring, non-cash beneficial conversion feature in the amount of $1.4 million to reflect the market price of the underlying common stock as of the date of issuance.

     On July 31, 2000 FiberNet issued and sold 426,333 shares of Series H Preferred Stock to Nortel in a private placement for an aggregate purchase price consisting of $22.5 million in cash plus the cancellation of the 2,000,000 shares of Series G Preferred Stock, including all accrued and unpaid dividends thereon, previously issued by the Company to Nortel. Each share of Series H Preferred Stock is convertible into ten shares of common stock at $10.00 per share, subject to anti-dilution adjustments. This amount is reflected in the accompanying balance sheet net of the value of warrants to purchase 425,000 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using an acceptable pricing model. In connection with this transaction, the Company recorded a non-recurring, non-cash beneficial conversion feature in the amount of $12.2 million to reflect the market price of the underlying common stock as of the date of the issuance.

     On June 30, 2000, FiberNet issued and sold 2,000,000 shares of Series G Preferred Stock to Nortel in a private placement for an aggregate purchase price of $20.0 million. Each share of Series G Preferred Stock was convertible into one share of Common Stock of FiberNet at $10.00 per share, subject to anti-dilution adjustments. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for a beneficial conversion feature in the amount of $14.0 million to reflect the market price of the underlying common stock as of the date of the issuance.

     On June 22, 2000, the Company amended its master purchase agreement with Nortel to expand the scope of this agreement from $60.0 million to $260.0 million and to extend the term of the agreement to 2002. On December 31, 1999, FiberNet entered into this master purchase agreement giving it the right to purchase optical networking equipment and related services at predetermined volume-based pricing.

     On May 26, 2000, FiberNet entered into an amended, expanded agreement with Tishman Speyer Properties, L.P. ("TSP"). Under the agreement, FiberNet will issue up to 1.6 million shares of its Common Stock to TSP as the Company enters into license agreements for the deployment and operation of its in-building networks in certain class A commercial office properties owned or managed by TSP. As of September 30, 2000, approximately 700,000 shares have been issued under the agreement for a total value of $6.4 million, based on fair market value on the date of issuance. This amount is included in deferred charges on the accompanying balance sheet and is being amortized over 15 years, the term of the underlying license agreement. In a related transaction, TSP exchanged a warrant it held for membership interests in Equal Access, an indirect wholly-owned subsidiary of FiberNet. This exchange had no impact on the financial statements of the Company.