Form 10-K
period 2000-12-31
FIBERNET TELECOM GROUP INC\
filed 2001-03-30
CIK 1001868

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number 000-24661

                         FiberNet Telecom Group, Inc.
                      (Name of Registrant in Its Charter)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 26, 2001, was $57,344,658, based on the last sale price as reported by the Nasdaq National Market System.

     The number of shares outstanding of the registrant's common stock, as of March 26, 2001, was 39,678,346 shares of Common Stock, $.001 par value.

                     Documents Incorporated by Reference:
     Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     We deploy, own and operate state-of-the-art, fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to service providers in major metropolitan areas. These networks provide an advanced, high bandwidth fiber-optic solution to support the growing demand for network capacity in the local loop. We provide optical transport within and between carrier hotels, which are facilities where service providers exchange and route communications traffic, as well as optical transport from carrier hotels to tenants in commercial office buildings. Our networks support multiple transmission protocols including synchronous optical network, or SONET, Ethernet, Frame Relay, asynchronous transfer mode, or ATM, and Internet Protocol, or IP. We are currently operating in the three gateway markets of New York, Chicago and Los Angeles.

Industry Background

Increased Communications Traffic and Demand for Network Capacity

     Over the past several years, there has been significant growth in the use of communications services, including Internet access, electronic commerce, streaming video and virtual private networks. As a result of the deregulation of the communications industry, these broadband applications are being provided by a growing number of service providers. This rapid increase in bandwidth intensive data applications and providers of these services is driving demand for additional transmission capacity on communications networks. In addition, more businesses are relying on communications services to conduct mission critical operations, increasing the need for greater network reliability, security and speed.

     Further, as quickly as network capacity becomes available, new bandwidth intensive applications are being developed and deployed. As a result, bandwidth capacity is being consumed almost as rapidly as it is being made available, requiring carriers to continually expand their network capacity.

The Local Loop Bottleneck

     The deployment of communications network infrastructure consists of two separate segments.

     Long-Haul Networks. Demand for transmission capacity was initially most acute between metropolitan areas. As a result, long-haul fiber-optic networks were built to function as transport links for vast amounts of traffic between metropolitan locations worldwide. Communications traffic is aggregated at the edge of metropolitan networks and transferred onto long-haul networks for transmission to other metropolitan points. These long-haul networks typically terminate at carrier hotels in metropolitan locations, where traffic is routed onto local metropolitan networks.

     Local Loop Networks. The role of networks in metropolitan areas is to transport large volumes of traffic delivered by long-haul networks, as well as traffic generated in the local loop, between carrier interconnection points and buildings. Existing metropolitan networks mainly consist of copper infrastructure installed by incumbent local exchange carriers, or ILECs, and regional Bell operating companies, or RBOCs. These legacy networks were built for voice traffic and cannot support the increasing volumes of data intensive traffic being generated in the local loop. This same infrastructure was deployed to connect the central equipment rooms of commercial office buildings to metropolitan networks and to provide connectivity within buildings, from central equipment rooms to the individual tenant offices. In contrast to this legacy infrastructure, most tenants within individual commercial offices have deployed high-capacity local area networks, or LANs, which have abundant network capacity.

     There are numerous technically complex issues involved in building out local loop networks to increase capacity and extend connectivity in metropolitan areas:

     . Diverse traffic. Data on local loop networks is generated by a large number of end-users served by a variety of service providers. As a result, metropolitan traffic is transmitted in multiple protocols using different technology platforms.

     . Complex architecture. The infrastructure of local loop networks must reach a multitude of locations to access end-users in dense urban areas.

     . Rights of way. Installing fiber-optic networks requires the use of numerous rights of way, which are controlled by many different public and private entities in each metropolitan area.

     These complexities have impeded the deployment of additional bandwidth capacity in the local loop. As a result, a bottleneck has developed in many major metropolitan areas. This bottleneck is the result of insufficient network capacity starting at the carrier interconnection point, which is the entry point to the local loop, and extending all the way to the tenants' LANs in office buildings.

Needs of Metropolitan Service Providers

     Service providers are seeking a local loop network that allows them to rapidly and cost-effectively provide their communications services to end-users. In particular, they seek:

     End-to-End Fiber Connectivity. Service providers establish points of presence for their networking equipment in metropolitan areas. Network connectivity must extend from these points of presence directly to the end-users of their communications services. In addition, service providers need to interconnect with other service providers to exchange communications traffic.

     Carrier Neutral Transport Services. Traditionally, service providers have relied on ILECs and RBOCs for metropolitan transport. However, in addition to providing network transport, both the ILECs and RBOCs provide communications services directly to end-users. This puts service providers at a competitive disadvantage. Unless these service providers undertake the time-consuming and costly construction of their own proprietary networks, they are dependent on their competitors' networks for transport.

     Advanced, High-Capacity Network. Service providers desire a broadband network with the highest possible transmission capacity to ensure the speed of their service. Further, in order to offer a full range of services, providers are seeking a network that can incorporate multiple transmission protocols and new technologies. To ensure the quality of these services, providers also require reliable and secure connectivity.

     Rapid Provisioning of Services. Service providers need a network provider that has lit network elements and the necessary advanced network management systems to rapidly provision circuits. Currently, much of the fiber in metropolitan networks is dark fiber, which is inoperative until lit by installing optical networking equipment. Lighting dark fiber can be expensive and time consuming. Service providers can significantly decrease the time and cost to provision services to end-users by obtaining capacity from a network provider that offers lit network capacity.

Needs of Building Owners

     In-Building Communications Infrastructure. We believe that having technologically advanced communications infrastructure in a commercial office building gives property owners a sales advantage in attracting and retaining quality tenants and increases the market value of the building. Many tenants in commercial office buildings are sophisticated, bandwidth-intensive enterprises. We believe that building owners need to provide state-of-the-art communications infrastructure capable of delivering high-bandwidth communications services for these tenants. The communications infrastructure should be readily accessible to all tenants without limiting their choice of service providers.

     Overall Management of Communications Infrastructure. While upgrading the communications infrastructure and maximizing tenant choice for broadband services is a priority for building owners, the overall management of this process is time consuming and complicated. Building owners desire a partner to manage the process of upgrading the infrastructure and the relationships with individual service providers seeking access to the tenants in the building.

     Some service providers have provided a partial solution to building owners' needs by entering into contractual agreements to upgrade existing in-building communications infrastructures. These arrangements typically allow the service provider to install its proprietary network in the building and provide retail communications services to the tenants. While this is one method of developing in-building infrastructure, it can potentially make tenants captive to a single broadband service provider, which may be undesirable for both tenants and the building owners. We believe that it would be preferable for a third party to install an in-building communications infrastructure, accessible to all service providers wanting to provide communications services to the building's tenants.

Our Solution

     We are focused on owning and operating fiber-optic networks that provide superior carrier neutral capacity to service providers in metropolitan areas, replicating and expanding the geographic and physical penetration of the ILECs' networks. We are designing, installing and operating local loop networks to provide wholesale end-to-end, broadband connectivity that is scalable, reliable and secure. In these and other markets, we also enter into strategic partnerships with building owners and managers pursuant to which we manage the communications access and infrastructure in their buildings. The following are key elements of our solution:

     Full Range of Services. In our target markets, our carrier point facilities, metropolitan transport networks and FiberNet in-building networks, or FINs, will offer service providers cost-effective access to complete optical local loop networks. Our carrier-to-carrier transport services provide fiber-optic connectivity to carriers between and within carrier hotels. Our carrier-to-customer transport services provide fiber-optic transport between carrier points and on-net buildings in which we have deployed our FINs. By offering both of these transport services, we believe that we can meet a service providers' end-to-end connectivity needs.

     In addition, we provide access management services to property owners and managers of buildings that are not on our metropolitan transport network, which we refer to as our off-net buildings. In these buildings we deploy network infrastructure and coordinate service providers' access to that infrastructure. In addition, we provide ongoing management services that enable building owners to outsource the management of their communications infrastructure and services.

     We also offer colocation services at certain of our carrier point facilities and on-net and off-net buildings. Colocation refers to the ability of a carrier to locate its networking equipment in another carrier's facilities. These colocation facilities provide service providers with a network interconnection point where they can terminate their traffic and transfer it onto our high-capacity networks.

     State-of-the-Art Network Architecture. In order to provide high quality local loop network services to our customers, we are deploying what we believe to be the most advanced all-optical local loop network architecture available. Features of this state-of-the-art network architecture include:

 .    the use of optical networking equipment which can transmit data at the highest speeds currently commercially available;

 .    dense wave division multiplexing equipment that is capable of increasing the transmission capacities of each fiber-optic strand in our networks;

 .    an open architecture that supports new broadband technologies and multiple transmission protocols, including SONET, Ethernet, Frame Relay, ATM and IP, to meet our service provider customers' evolving demands;

 .    multiple fibers laid in interconnecting circles, or ring architectures, over which traffic can be routed in a different direction or to a different fiber if there is a break in one of the rings, creating networks that are fully redundant and self-healing; and

 .    optical networks that enable our customers to provision and monitor services on our networks as if the networks were their own.

     Rapid Provisioning of Services. Our optical local loop network gives us the ability to remotely provision new circuits within ten business days through our centralized network operations center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers' growing bandwidth requirements. Our customers can order capacity with minimal lead time enabling them to quickly provision new services to their end-users. We believe that this provisioning capability is a key factor in our customers' decisions to work with us.

     Superior Value Proposition for Property Owners. We manage the communications infrastructure in our on-net and off-net buildings. We provide significant value to property owners by ensuring that each of these buildings has a readily accessible communications infrastructure that supports broadband communications solutions, such as high-speed Internet access and streaming video. Our in-building communications infrastructure and access management services are appropriate for properties of varying size, class and location and provide a comprehensive solution to owners of real estate portfolios. Owners of both our on-net and off-net buildings benefit from the increased desirability of their buildings to existing and prospective tenants. Further, offering our services on a wholesale basis allows tenants a range of alternatives in their choice of service providers.

Our Strategy

     Our goal is to be the preferred facilities-based provider of wholesale metropolitan fiber-optic network capacity in our target markets. We intend to serve select, commercial office properties and major carrier hotels in our target markets with carrier neutral, end-to-end, optical connectivity that enables our customers to provide next generation services and applications to end-users. In addition, we plan to establish our presence as a leading manager of communications access and infrastructure in buildings nationwide. Our strategy for achieving these goals includes the following key elements:

     Establish our position as a leading provider of connectivity to carrier hotels. We intend to establish a presence in multiple carrier hotels in each of our target cities by contracting or partnering with a select group of owners and operators of carrier hotels in those markets. To date, we have deployed fiber optic transport infrastructure in six major carrier hotels in New York City, three major carrier hotels in Los Angeles and one major carrier hotel in Chicago.

     By establishing our presence in multiple carrier hotels, we will expand the geographic reach of our networks and increase the size of our addressable market. In addition, this will increase our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

     Strengthen and expand upon our relationships with customers. We believe that our local loop end-to-end fiber-optic connectivity is a compelling service offering to our carrier customers. We intend to promote:

 .  our carrier-neutral position;

 .  our open architecture that supports multiple transmission protocols;

 . our ability to provide services to multiple broadband carriers, including long-haul fiber providers, wireless carriers and building local exchange carriers, or BLECs, in our on-net and off-net buildings;

 .  our rapid provisioning time;

 . our ability to increase transport capacity rapidly to meet our customers' needs; and

 .  the carrier-class reliability of our networks.

     We believe that due to our wholesale strategy we have a broader potential customer base than our competitors. Our potential customers include ILECs, RBOCs, competitive local exchange carriers, or CLECs, BLECs, inter-exchange carriers, or IXCs, Internet service providers, or ISPs, application service providers, or ASPs, and integrated communications providers, or ICPs. We intend to strengthen our relationships with our existing customers and actively market our service offerings to this broad range of new customers. As of December 31, 2000, we had 45 customers, including 360networks, AT&T, Broadwing, Cogent Communications, Deutsche Telekom, Enron Broadband Services, France Telecom, Level 3, Qwest, Sprint, Winstar, XO Communications and Yipes.

     Partner with real estate owners to expand our portfolio of buildings. We intend to grow our business aggressively and expand our geographic reach by continuing to bring additional buildings into our portfolio under exclusive license agreements. As of December 31, 2000, we had approximately 225 buildings in our portfolio. We have installed FINs in 16 of these buildings and have license agreements to install FINs in an additional 20 of these buildings.

     We intend to establish ourselves as the preferred in-building communications facilities provider and manager by emphasizing:

 .  our unique offering of carrier-neutral access and transport;

 . our ability to install and manage a state-of-the-art-network in on-net buildings at no cost to the building owner; and

 . our ability to manage all aspects of communications access and infrastructure in buildings.

     In addition, we plan to leverage our existing relationships with key partners, including Teachers Insurance and Annuity Association and Tishman Speyer Properties, L.P.

     To date, our license agreements for our buildings have typically given us the exclusive right, subject to certain limitations, to resell our network capacity on a wholesale basis within the building. Moreover, in certain other of our buildings we have secured the right to be the exclusive manager of all communications access in the building. We intend to continue to establish mutually beneficial relationships with major institutional property owners to secure the exclusive rights to manage communications access and deploy infrastructure in their buildings.

     Develop the platforms that enable our customers to offer new revenue-generating communications services to their end-users. We believe that the demand for new services will drive our customers' growth. To keep pace with this growth, we intend to ensure that our network architecture continues to offer the connectivity, scalability, performance and flexibility necessary for the rapid introduction of new services. We are currently serving as a beta site for several next generation optical networking equipment providers. Being involved in beta testing gives us insights into the next-generation of equipment that will be made commercially available. We test equipment with the intention of adopting new technologies that can be integrated into our networks to improve performance and decrease the cost of operating our network.

Our Services

     Our services are designed to provide communications transport and colocation within our target markets, and communications access management and infrastructure in markets nationwide:

Transport. Our transport services consist of T-1 through OC-192 circuits, 10 Base-T, 100 Base-T and gigabit Ethernet connections and optical wavelengths. We also offer vertical dark fiber in certain of our carrier hotel facilities and our on-net and off-net buildings.

     Carrier-to-Carrier Transport. We provide carrier-to-carrier transport by building optical transport facilities within and between carrier hotels. We offer carrier-to-carrier connectivity ranging from transport between floors of a carrier hotel, to comprehensive connectivity between carrier hotels within a metropolitan area.

     Carrier-to-Customer Transport. Our carrier-to-customer transport services provide our customers with connectivity from the carrier hotels where their communications traffic is aggregated, to their end-user customers in our on-net buildings. We transport their data from carrier hotels, via our metropolitan transport networks, to the central equipment rooms that we establish in the basements of our on-net buildings. Once in the central equipment room, the data is transferred from our metropolitan transport network onto our FIN and routed to the appropriate floor of the on-net building, where the end-user is located.

Colocation

     In select carrier hotels and buildings, we offer our customers racks, cabinets, or cages where they can locate their networking equipment. We also offer ancillary services, including AC/DC power, fire protection, security, and heating, ventilation and air conditioning, or HVAC.

Communications Access Management

     In certain on-net and off-net buildings, we obtain the exclusive right to manage the communications access and infrastructure for the buildings. We then enter into agreements with service providers giving them non-exclusive rights to provide services to tenants in the buildings. The term of our contracts with service providers typically ranges from three to five years.

Network Design and Architecture

     We have and will continue to design, develop and construct networks for carrier-to-carrier and carrier-to-customer transport in our target markets. Our networks have four components: carrier point facilities, metropolitan transport networks, FINs and a NOC.

Carrier Point Facilities

     Carrier point facilities are environmentally controlled, secure sites within a carrier hotel, designed to house carrier transmission and networking equipment. At these facilities we establish the interconnection of our metropolitan transport networks with other service providers' networks. This interconnection of networks enables us to transfer other carriers' traffic onto our local loop networks and provide transport services to them. In addition to utilizing our carrier point facilities to interconnect with service providers, we also offer colocation and other ancillary services at certain of these facilities.

     Our primary carrier point facilities in New York City are located in 60 Hudson Street and 111 8th Avenue, and we offer colocation at both of these sites. We have deployed and will establish other carrier point facilities in New York City, Long Island and New Jersey, which we will connect to both 60 Hudson Street and 111 8th Avenue via our metropolitan transport networks. Our primary carrier point facility in Chicago is located at 600 South Federal Street, and our primary carrier point facility in Los Angeles is located at 707 Wilshire Boulevard. By establishing our presence in multiple carrier hotels we will increase our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

     In each of our target cities, we intend to establish at least two primary carrier point facilities within major carrier hotels and multiple secondary carrier point facilities. At our primary sites we will offer colocation facilities in addition to transport and interconnection services. The cost of constructing a primary carrier point facility generally ranges from $3 million to $5 million, and a secondary carrier point facility, without colocation facilities, generally ranges from $500,000 to $1.5 million. In certain of our secondary carrier point facilities we may colocate in other carriers' facilities.

Metropolitan Transport Networks

     We acquire dark fiber rights, install our own optical transmission equipment to light the fiber and then provide lit circuits to carriers for the transport of traffic in the out-of-building local loop. We light the dark fiber in ring configurations with optical networking gear, establishing connectivity between carrier point facilities and our on-net buildings.

     Our existing metropolitan transport networks consists of OC-48 SONET rings deployed in midtown Manhattan, downtown Manhattan, New York/Long Island, New York/New Jersey, Chicago and Los Angeles. We intend to expand this existing network and, in the future, may establish metropolitan transport networks in additional markets.

     Our networks can transmit data at 2.5 gigabits per second or Gbps, (OC-48) and are scalable to 10.0 Gbps (OC-192). We use dense wave division multiplexing technology to increase capacity on our networks. Dense wave division multiplexing can increase the bandwidth of a single fiber-optic strand by transmitting signals on up to 32 different wavelengths of light on a single fiber, therefore enabling the transmission of up to 32 times more information on an existing fiber-optic strand.

FiberNet In-Building Networks

     Our FIN is an advanced central distribution network that we deploy in our on-net buildings to provide communications transport within the building. We have a team of highly trained and experienced communications professionals and engineers that design and oversee the installation of our FINs. This team performs a thorough analysis of each commercial building that we have targeted, including an assessment of available space to house equipment in the building and install fiber cables in the vertical shafts, or risers, the adequacy of the power supply, and the diversity of fiber-optic entrance conduits from our metropolitan transport network. The standard design specifications for our FINs are then tailored to each building. After a thorough evaluation process we select a bonded and licensed general contractor to perform construction. A member of our engineering staff oversees all of the construction in order to maintain and enforce our strict construction standards.

     The total cost for installing a FIN typically ranges from approximately $400,000 to $1,000,000. We are committed to building the most secure, reliable fiber-optic systems that adhere to the highest technical standards in the industry. We strive to provide a system that is flexible and expandable and able to meet the needs of our customers.

    To date, we have constructed our FINs in 16 buildings in New York and Chicago. We have also entered into, and are in the process of negotiating, additional license agreements for in-building networks in buildings located in our gateway markets.

    Our in-building fiber-optic network infrastructure consists of:

 . Direct and diverse routing to metropolitan transport network. Our metropolitan transport network enters an on-net building at one or two discrete points and interconnects with the FIN in our central equipment room in the basement of the building. Diverse routing and interconnection in the building basement enables the seamless transfer of traffic between the FIN and our high-bandwidth metropolitan transport network. We offer dedicated bandwidth without over-subscription directly between the tenants' premises and the carrier point facilities, so that our customers avoid congestion or a bottleneck, as traffic is transmitted from our FINs to our out-of-building metropolitan transport networks.

 . Central equipment room. We usually lease approximately 100 to 1,500 square feet in the basement of our on-net buildings to establish a central equipment room, where we install and manage communications networking equipment. Here we connect the FIN to our metropolitan transport network, linking the on-net building to all of our other points of presence. The equipment in this facility aggregates and disseminates traffic to and from the building. The central equipment rooms are built to our carrier point specifications with power supplies and HVAC systems for environment control.

 . Redundant, vertical riser system. We configure, install, own and manage a fiber-optic network in the building's vertical riser system. We believe our FINs are designed to ensure reliability and scalability. By deploying over one hundred strands of fiber in dual risers, our FINs allow for redundant fiber paths in a ring architecture. Our FINs generally extend from the central equipment room in the basement of the building throughout the building, with a termination point on each floor.

 . Points of presence on each floor of the on-net building. Typically, we install secure communications closets on each floor of the building to house the network equipment and redundant power supplies. This footprint on every floor facilitates the rapid provisioning of transmission capacity to tenants, the scalability for growth in bandwidth and the flexibility to accommodate new technologies.

Network Operations Center

     We monitor and manage traffic on our networks from our NOC located in Newark, New Jersey using Portal, Preside and MetaSolv TBS software. Our NOC enables us to remotely provision circuits to any point on our networks and to provide timely customer support and maintenance from a centralized location. Our networks are monitored and maintained 24 hours a day, 7 days a week. Our customers are also able to monitor their traffic on our networks using the latest technology in network management.

Real Estate

     We have highly experienced professionals, familiar with the commercial real estate markets nationwide, who are dedicated to identifying and securing access to portfolios of commercial office buildings. We typically target portfolios of class A commercial office properties with multiple tenants. Other factors considered in selection include:

 .  location;

 .  occupancy levels;

 . proximity to our metropolitan transport networks, carrier point facilities and other on-net buildings;

 .  feasibility of installation of network infrastructure;

 .  cost-effectiveness of construction; and

 .  existing broadband communications infrastructure in the building.

     We also identify whether a building will become an on-net or off-net building. This decision is based on a number of factors. First, we determine if the building is located in a city where we have a metropolitan transport network. If so, we then analyze the size of the building, tenant mix and cost-effectiveness of construction to determine if it is economically feasible to establish connectivity to our metropolitan transport networks.

     On-net buildings. In buildings that we have identified as on-net buildings, we sign a license agreement with the building owner or manager for the installation of a FIN. Our licenses generally give us the exclusive right to install and operate a central distribution system to provide wholesale transport services in the building. However, ILECs and RBOCs may resell their existing infrastructure, which they have the right to upgrade, in the building, and other communications providers may deploy their own infrastructure to provide retail services to any tenant requesting services from the provider. In addition, in some instances service providers may have pre-existing license agreements in our buildings, which allow these providers to install and possibly expand their network infrastructure in our buildings. Our typical on-net license agreement has an initial term of 15 years, with renewal options of up to 10 years. We have installed FINs in 16 on-net buildings and are currently deploying FINs in four additional buildings. We have licenses to build FINs in a total of 36 buildings.

     Off-net buildings. In buildings that we select as off-net buildings, we enter into license agreements with the owners or managers for the exclusive right to manage access and infrastructure in the building. The agreement does, however, allow for the continuation of any pre-existing communications service agreements between the building owner or manager and other communications providers for the installation of communications networks in the building. Our typical off-net license agreement is for an initial term of five years, with renewal options of up to 15 years. Once the license agreement has been executed, we enter into agreements with communications service providers, giving them non-exclusive access to provide services in the building. Our agreements with service providers are typically for an initial term of three to five years, with a renewal option of up to five years. We currently have contracts to manage the communications infrastructure in approximately 185 off-net buildings.

Sales and Marketing Strategy

     Sales. We sell network access to other service providers through our direct sales force. Our sales team is comprised of representatives that have significant expertise in, and knowledge of, the wholesale communications market. Several of our sales representatives have had extensive work experience with British Telecom, AT&T, and other major carriers. By using a direct sales strategy, we provide the personal attention and high quality of service that our customers require.

     Marketing. Our marketing strategy is focused on building relationships with our customers, our real estate partners, and tenants in our on-net and off-net buildings. We believe that all segments benefit from targeted advertising, public relations efforts, promotional materials, event marketing, and personal selling techniques. In addition, we have marketing activities directed specifically to each of our constituent markets. These activities include:

 . Service Providers. We support industry organizations, participate in conferences, tradeshows and seminars, prepare personalized presentations and engage in direct marketing.

 . Real Estate Community. We belong to and sponsor membership associations, trade shows, conferences, and other special events.

 . Tenant Appreciation Programs. We circulate a quarterly newsletter to tenants in our buildings, and co-sponsor in-building events with carriers that sell directly to tenants. We believe that if tenants are aware of the capacity, reliability and security of our FINs, they will be more likely to select carriers using our networks to provide their communications services.

Customers

     We have a broad target customer base that includes ILECs, RBOCs, CLECs, IXCs, ISPs, ASPs and ICPs. Our technologically advanced fiber-optic infrastructure meets the needs not just of small- and medium-sized business end-users, but also large corporate end-users. This expands the size of our addressable market beyond that of traditional CLECs, which are generally focused on the small- and medium-sized business market opportunity. We enter into long-term contracts with our customers, which are typically three to five years in length.

Transport and Colocation Customers

     We target service providers seeking cost-effective, flexible, reliable, broadband network connectivity in the local loop. The increase in communications traffic and data intensive applications and the deregulation of the telecommunications industry has resulted in rapid growth in the number of service providers operating in the local loop market. Many of these providers do not have their own metropolitan networks and rely on us for transport in the local loop. Our customer base also includes providers that have their own local networks, but do not have sufficient bandwidth to meet their customers' needs or are seeking shorter installation intervals and will benefit from our faster provisioning times. We also generate transport-traffic through agreements with our colocation customers. Typically, if a service provider colocates its networking equipment at our facilities, our agreement with them will include a minimum commitment to use our transport services.

     Our transport and colocation customers are typically:

 . service providers that have significant bandwidth demands between carrier points for the aggregation of their network traffic. These customers need to interconnect high-capacity circuits with other service providers' networks. These carriers typically include national and international long-haul carriers;

 . service providers requiring connectivity to their retail customers in our on-net buildings; and

 . service providers requiring a secure technical operating environment in which to locate their communications and networking equipment.

As of December 31, 2000, our transport and colocation customers included:

 .  360networks

 .  Broadwing

 .  Deutsche Telekom

 .  Enron Broadband Services

 .  France Telecom

 .  Level 3

 .  Qwest

 .  Sprint

 .  XO Communications

Access Management Customers

     Our access management customers include facilities-based providers that want access to our on-net and off-net buildings to provide communications services to tenants in the building. As of December 31, 2000, our access customers included:

 .  AT&T

 .  Cogent Communications

 .  Davnet

 .  Qwestlink

 .  Winstar

 .  XO Communications

 .  Yipes

Competition

     The market for our services is very competitive. Our competitors include traditional and new communications companies.

     Local Telephone Companies. In New York City, Chicago and Los Angeles, we face significant competition from ILECs and RBOCs, which currently dominate local communications markets, and CLECs, which are increasing their market penetration for local communications services. ILECs, including Verizon Communications and Ameritech, have several competitive advantages over us, which include established brand names, reputation and significant capital. As a result of the Telecommunications Act of 1996, ILECs are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to our services. Moreover, ILECs also sell wholesale connectivity in the local loop, which competes with our local loop transport services. Various other competitive communications providers also own communications infrastructure in the local loop. Some of these carriers currently compete with us in the market for providing broadband transmission capacity in the local loop, and such competition may increase in the future.

     Other In-Building Communications Providers. Certain integrated communications providers are deploying their own network infrastructure in commercial office properties in our target markets to provide communications services to tenants. These include, but are not limited to, Advanced Radio Telecom, Allied Riser Communications, Cypress Communications, Intermedia, RCN Telecom Services, Riser Management Corporation, Teligent, Winstar and XO Communications. These companies build out networks on which they offer only their own services. Consequently, they could indirectly compete against us by not utilizing our FIN to gain connectivity to tenants. Additionally, many of these companies are seeking to establish license agreements with building owners to gain access to the buildings. Some companies have agreements whereby the building owners will not allow other communications providers to install a central distribution system in their buildings. These type of agreements reduce the number of buildings available for installation of our FINs. We have competed and will continue to compete with some of these companies for license agreements with owners of target buildings.

     Metropolitan Network Providers. Many of the leading communications companies, including AT&T, WorldCom, Sprint, Level 3, Qwest and Time Warner Telecom, have constructed or are constructing fiber-optic networks nationwide, including within metropolitan areas. These companies utilize their networks for their own transmission requirements and in certain circumstances provide excess network capacity to other carriers. Other communications companies, such as Metromedia Fiber Network and Telergy, build metropolitan dark fiber networks that are leased or sold to other carriers and large corporate users. In addition, these companies could begin to build their own in-building networks. We compete directly and indirectly with these companies in New York City, Chicago and Los Angeles.

     Fixed Wireless Service Providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high-speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized business customers and have business strategies that are similar to ours. These providers include Winstar, Teligent, Advanced Radio Telecom, Sprint, WorldCom and XO Communications.

Our History

     FiberNet Telecom, Inc. was organized under the laws of the State of Delaware on August 10, 1994. On November 24, 1997, Desert Native Designs Inc., an existing public company incorporated in the State of Nevada, acquired FiberNet Telecom, Inc. pursuant to an agreement and plan of merger dated as of the same date. Upon consummation of the merger, FiberNet Telecom, Inc. became a wholly owned subsidiary of Desert Native Designs, Inc., which subsequently changed its name to FiberNet Telecom Group, Inc. On February 4, 2000, we reincorporated in Delaware.

     On July 31, 2000, we consummated a corporate reorganization in order to acquire Devnet L.L.C. As a result of this reorganization, we became a holding company that directly owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and Devnet L.L.C., a Delaware limited liability company. FiberNet Operations directly owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests in Local Fiber, L.L.C. and FiberNet Equal Access, LLC, both New York limited liability companies. We conduct our primary business operations through our operating subsidiaries, Local Fiber, FiberNet Equal Access and Devnet.

Regulation of FiberNet

General Regulatory Environment

     We are subject to federal, state and local regulations that affect our product offerings, competition, demand, costs and other aspects of our operations. The regulation of the communications industry varies from state to state and is changing rapidly. To the extent that our offerings are treated as telecommunications services, federal and state regulation would apply to those offerings. Our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We cannot guarantee that current or future regulatory, judicial or legislative activities will not have a material adverse effect on our operations or financial condition, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

Federal Regulation

     Federal regulation has a great impact on the communications industry and has undergone major changes in the last five years as the result of the enactment of the Telecommunications Act of 1996. The Telecommunications Act is the most comprehensive reform of the nation's communications laws since the Communications Act was enacted in 1934.

     Our services are provided through our operating subsidiaries, Local Fiber, Equal Access and Devnet. The services offered by our subsidiaries fall into one of two categories:

 .  telecommunications services or common carriage; and

 .  non-telecommunications services.

     Certain regulations associated with each type of offering are described below. Although the law establishing regulatory requirements is often unclear, we expect that our telecommunications services are subject to a lower degree of federal regulation than those of dominant carriers such as the RBOCs.

Telecommunications Services

     One of our subsidiaries, Local Fiber, is regulated as a telecommunications carrier because it provides telecommunications services directly to the public on a nondiscriminatory basis subject to standardized rates, terms and conditions. A telecommunications service, as defined by the Communications Act, means the offering of telecommunications for a fee directly to the public, or to such class of users as to be effectively available to the public, regardless of the facilities used. Telecommunications is defined, as the transmission between and among points specified by the user of information of the user's choosing without change in the form or content of the information as sent. Telecommunications carriers are subject to extensive federal, state and local telecommunications regulation that may impose substantial administrative and other burdens on operations.

     General Obligations of All Telecommunications Carriers. As a competitive provider of local telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to:

 .  rate regulation;

 .  reporting requirements;

 .  special assessments;

 .  access charges;

 . the obligation not to charge unreasonable rates or engage in unreasonable practices;

 .  the obligation to not unreasonably discriminate in service offerings; and

 .  the obligation to allow resale of regulated telecommunications services.

     In addition, telecommunications carriers must contribute to the FCC's universal service fund, a fund that was established to ensure the availability of affordable basic telecommunications services. The rate of assessment is approximately 5.8% of gross interstate end-user telecommunications revenues for the year 2000, is expected to be approximately 6.6% for the year 2001 and may be higher in subsequent years. FCC rules also require that telecommunications carriers contribute to various other funds.

     Local Fiber is also required to comply with a number of other federal regulatory requirements. Third parties may file complaints against us at the FCC for violations of the Communications Act or the FCC's regulations. Certain statistical reporting requirements may also apply. Although compliance with these regulatory requirements imposes certain administrative burdens, similarly situated competitors are subject to comparable regulatory obligations.

     Local Exchange Carrier Regulation. The Telecommunications Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, and imposes additional requirements on ILECs. CLECs compete with the ILECs for local subscribers of telecommunications services. As discussed under our state regulation section, Local Fiber provides only local transport services and has obtained authorization as a CLEC to provide telecommunications services in the state of New York. However, because of the nature of Local Fiber's service offerings, not all CLEC obligations will apply to us. As a CLEC in New York, Local Fiber is subject to the FCC's regulatory structure favoring CLEC entry into the local market, however, it is also subject to any requirement imposed by the FCC that is generally applicable to local exchange carrier, or LECs. In addition, LEC regulations affect us to the extent that they have a direct affect on our carrier customers.

     All telecommunications carriers must interconnect with the facilities of other telecommunications carriers and may not install features that will interfere with the interoperability of networks. Accordingly, all ILECs must permit their competitors to interconnect with their facilities directly and all CLECs must permit any other telecommunications carrier to interconnect with their facilities either directly or indirectly. All LECs, including CLECs, also have a duty to:

 .  not unreasonably limit the resale of their services;

 . provide number portability, if technically feasible, which will allow a customer to retain its existing phone number if it switches its local exchange carrier;

 . provide dialing parity to competing providers and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings;

 .  provide access to poles, ducts, conduits and rights-of-way; and

 . establish reciprocal compensation arrangements for the transport and termination of communications.

     Other Federal Communications Regulations. In addition to the general duties of all LECs, ILECs have the following additional duties:

 . interconnect with any requesting telecommunications carrier at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit) and provide service equal in quality to that provided to their customers or the ILEC itself;

 . provide any requesting telecommunications carrier unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions;

 . offer retail services to a requesting telecommunications carrier at wholesale prices;

 . provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability; and

 .  provide for physical co-location for requesting telecommunications carriers.
   Physical co-location is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements.

     The FCC also adopted guidelines for implementing the interconnection and local competition provisions of the Telecommunications Act. In order to foster competition in the local exchange market, the FCC required ILECs to offer access to their communications networks to CLECs at cost-based rates. All of these regulations affect the growth opportunities for some of our customers and thus the demand for our services.

     Appeal of the FCC's decision implementing the interconnection and local competition provisions of the Telecommunications Act have resulted in the review of certain FCC rules by the U.S. Supreme Court. On January 25, 1999, the Supreme Court largely reversed an Eighth Circuit Decision and reestablished the validity of many of the FCC rules that earlier had been vacated by the Eighth Circuit.

     On remand from the Supreme Court, the Eighth Circuit issued a decision on July 18, 2000. The Eighth Circuit's decision, among other things, vacated and remanded the FCC's rule that forward-looking costs used to calculate the rates at which ILECs may charge CLECs for network elements be based on the most efficient network model. The use of a forward-looking cost model was affirmed, however. The Supreme Court has agreed to hear the appeal of the decision.

     The Supreme Court's January 25, 1999 decision also remanded the list of network elements ILECs must offer to CLECs to the FCC for further consideration of the necessity of each one under the statutory standard. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest parts of the top 50 Metropolitan Statistical Areas in most circumstances, and the requirement to provide operator services and directory assistance.

     The FCC further required ILECs to offer dark fiber as an unbundled network element on both a local loop and interoffice transport basis. This availability of dark fiber from ILECs as an unbundled network element could be in addition to other sources of dark fiber already available in the market. In the event we offer dark fiber service, it is possible that the availability of dark fiber from ILECs as an unbundled network element could affect the demand for our services and the pricing of our services.

     As part of its ongoing examination of unbundled network elements, the FCC is currently looking at whether combinations of unbundled network elements should be made available for the sole or primary purpose of providing exchange access service. To the extent our customers buy unbundled network elements from the ILEC, any court or FCC revisions of the interconnection and local competition provisions of the Telecommunications Act, including access to unbundled network elements or pricing, could affect the growth opportunities for some of our customers and thus demand for our services.

     On December 9, 1999, the FCC ordered ILECs to offer line sharing arrangements that will permit competing carriers to offer digital subscriber line services over the same copper loop facilities used by the ILECs to provide voice telephone service. On January 19, 2001, the FCC clarified that line sharing applies to the entire loop, even where a portion of the loop consists of fiber facilities. The FCC also ordered ILECs to permit competing carriers to self-provision or partner with a data carrier. The FCC is currently considering issues related to line sharing over fiber facilities. The prices that carriers charge for these line sharing arrangements will be determined by state utility commissions. If these prices are set at low levels, it could allow our competitors to offer low-cost alternatives to our service and put downward pressure on our prices for transport services.

     In addition to the numerous decisions to implement the Telecommunications Act, in August 1999, the FCC issued an Order that provided substantial new pricing flexibility to ILECs. The pricing flexibility applies primarily to special access and dedicated transport. An appeals court recently upheld the FCC's decision. This ruling will ultimately permit ILECs to utilize contract arrangements for the provision of dedicated services similar to the way in which we offer these same types of services. As a result of this new pricing flexibility for ILECs, we could face greater competition with respect to the services we provide.

State Regulation

     The Communications Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

     Local Fiber must obtain and maintain certificates of authority from regulatory bodies in states where it offers intrastate telecommunications services on a common carrier basis. In most states, telecommunications providers must also file and obtain prior regulatory approval of tariffs for its regulated intrastate services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state law or regulations. Fines and other penalties also may be imposed for such violations. Local Fiber is currently authorized as a CLEC to provide intrastate services in New York and may seek additional authority in other states. Delays in receiving required regulatory approvals in other states could also have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

     State regulatory commissions generally regulate the rates RBOCs charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. Intrastate access rates affect the costs of carriers providing intrastate long distance services and demand for our services and those that other carriers provide. Under the Communications Act, state commissions have jurisdiction to arbitrate and review negotiations between local telephone companies and CLECs regarding the prices local telephone companies charge CLECs for interconnection and resale. In setting these prices, state commissions must use a forward-looking cost methodology as required by the FCC, and later upheld by the Supreme Court. A state may also impose telecommunications taxes and fees for state-level universal service and other programs on providers of services within that state.

Local Regulation

     In addition to federal and state laws, local governments exercise legal authority that may affect Local Fiber's operations. For example, local governments retain the authority to license public rights-of-way, subject to the limitation that local governments may not prohibit the provision of telecommunications services. Local authorities affect the timing and costs associated with the use of public rights-of-way. These regulations may have an adverse effect on our business to the extent Local Fiber requires access to such public rights-of-way.

Non-Telecommunications Services

     Our subsidiaries, Equal Access and Devnet are not subject to telecommunications carrier regulation. Unlike a telecommunications carrier, Equal Access and Devnet do not hold their offerings out to the public generally for a fee. Moreover, Equal Access and Devnet do not use public rights-of-way which may trigger local regulation. Equal Access and Devnet generally enter into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access and Devnet merely provide the in-building capacity over which telecommunications service providers may provide telecommunications services, including access to the public telephone system which enables a tenant to reach any point on the public telephone system. However, certain proposals have been made before Congress and the FCC that could have an adverse impact on Equal Access' and Devnet's exclusive contractual rights, in certain buildings, to provide such capacity.

Regulation of Equal Access and Devnet

     Equal Access and Devnet are subject to numerous local regulations such as building and electrical codes, licensing requirements and construction requirements. These regulations vary on a city-by-city and county-by-county basis.

     Equal Access and Devnet generally secure multi-year license agreements with real estate owners for the exclusive right to lease intra-building fiber capacity to third parties. Under current FCC regulations, commercial real estate owners have the right to control wiring within their premises, beyond the demarcation point at which telecommunications carriers terminate their facilities. The demarcation point is typically at a minimum point of entry to the building such as the basement. These rules allow the real estate owners or managers to install and maintain their own inside wiring, or to contract with companies, such as Equal Access or Devnet, to maintain wiring on their behalf. If laws or regulations are enacted that effectively require building owners to give inside wiring access to all requesting telecommunications providers on nondiscriminatory terms, Equal Access' and Devnet's ability to secure and maintain exclusive inside wiring contracts may be inhibited.

     As of December 31, 2000, there is no federal legal requirement that owners or managers of commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, requirements in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts recently added new rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi-tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant's request. The California Public Utilities Commission recently ruled that carriers cannot enter, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities.

     Federal laws and regulations concerning building access have been considered in the past and may be adopted in the future. On June 10, 1999, the FCC initiated an inquiry into riser access in multiple tenant environments and requested comment on the following issues:

 . the FCC's tentative conclusion that utilities must allow telecommunications and cable service providers access to rooftop and other rights-of-way and utility shaft conduits in multiple tenant environments on just, reasonable and nondiscriminatory rates, terms and conditions; and

 . whether incumbent local telephone companies should make available unbundled access to riser cable and wiring within multiple tenant environments.

     On October 25, 2000, the FCC released its decision to promote competition between telecommunication carriers by regulating access to multiple tenant buildings. The FCC's decision will bar telecommunications carriers from entering into exclusive contracts with commercial building owners in the future. Because Equal Access and Devnet are not "telecommunications carriers", the FCC's decision does not apply to them or their dealings with building owners. The FCC's decision will also require local exchange carriers and other utilities already within multiple tenant buildings to provide other telecommunications carriers and cable service providers reasonable and non-discriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility. This requirement will not apply directly to Equal Access or Devnet because they are not telecommunications carriers or utilities. However, this requirement may apply to telecommunications carriers and utilities holding separate access rights to those of Equal Access and Devnet in FiberNet buildings, and it may also apply to Equal Access' and Devnet's telecommunications carrier customers. Depending on how these rules are interpreted, these requirements may facilitate our competitors' entry into buildings in which we offer our services by permitting our competitors to gain access through the separate access rights currently held by local exchange carriers or other utilities in the same buildings. We cannot predict how the FCC's rules will be interpreted regarding this requirement or what, if any, effect such an interpretation would have on Equal Access or Devnet. The FCC also established procedures to enable building owners to request that the incumbent local exchange carrier move the demarcation point, the point at which the telecommunications network wiring under the incumbent local exchange carrier's control ends and wiring under building owner/end-user control begins, to the minimum point of entry. The minimum point of entry is defined as either the closest practicable point to where the wiring crosses a property line or the closest practicable point to where the wiring enters a multi-tenant building or buildings. The FCC's procedures to clarify the demarcation point in multi-tenant buildings do not place an obligation on Equal Access, Devnet or Local Fiber, because none of these entities are incumbent local exchange carriers. However, we cannot predict the FCC's implementation of its demarcation point procedures or the consequences resulting from a building owner's decision to locate the demarcation point at the minimum point of entry.

     Many parties have petitioned the FCC for reconsideration of its building access order and the FCC is currently considering those requests. In addition, the FCC has also issued a further notice requesting comments on, among other things, whether:

 . the prohibition on exclusive access contracts in commercial buildings should be extended to residential buildings;

 . to apply retroactively the bar on exclusive contracts in commercial or residential buildings;

 . to prevent carriers from obtaining other preferential benefits from building owners, such as exclusive marketing; and

 . it has authority to prevent a local exchange carrier from providing service to a building, if the owner of the building unreasonably prevents competing carriers from gaining access to potential customers located in the building.

     In addition, legislation has recently been introduced in the U.S. House of Representatives that covers similar issues concerning access to building risers and rights-of-way. Legislation was enacted on October 23, 2000, which increases access for competitive carriers in buildings where the federal government is the owner or tenant. We cannot predict the outcome of the FCC's proceeding or of any legislation, nor what effect, if any, it may have on our business.

Liability for Internet Content

     There have been various statutes, regulations and court cases relating to liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency, obscenity, defamation and fraud. The laws in this area are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability.

Other Regulations

     Our operations are subject to various federal, state, local and foreign environmental, safety and health laws and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and endangered species and the health and safety of our employees.

     Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2001.

     In addition, our business may be subject to environmental laws requiring the investigation and cleanup of contamination at sites we own or operate or at third party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. Although we operate numerous sites in connection with our operations, we are not aware of any liability relating to contamination at these sites or third party waste disposal sites that could have a material adverse effect on our business or financial condition.

Employees

     As of December 31, 2000, we had 194 employees, including 21 in engineering, 90 in network operations, 9 in network construction, 42 in sales and marketing, 13 in real estate services, and 19 in finance and administration. We have not experienced any work stoppages and consider our relations with our employees to be good.


ITEM 2. DESCRIPTION OF PROPERTIES

     Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet. The term for these premises expires in 2008. Our subsidiary, Devnet, is located at 325 Riverside Avenue, Westport, Connecticut. We lease 4,930 square feet under a lease that expires in 2001, with an option to extend the lease to 2006, and 3,260 square feet under a lease that expires in 2002, with an option to extend the lease to 2007. We also lease additional office space in Garden City, New York consisting of 3,800 square feet under a lease that expires in 2005. In addition, we have office space in Rochester, New York, our former headquarters, which we are currently subleasing. We lease 15,000 square feet under a lease that expires in 2005. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. Our warehouse facility is located in Long Island City, New York. We lease 6,500 square feet under a lease that expires in 2005. We have also leased two facilities at major carrier hotels in New York, New York. These facilities are located at 60

Hudson Street and at 111 Eighth Avenue. The lease for the 15,239 square feet facility at 60 Hudson Street extends through 2008 and the lease for the 5,672 square feet facility at 111 Eighth Avenue extends through 2015. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease which expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease which expires in 2010. We also lease space for other network-related facilities and in the basements of our on-net buildings for our central equipment rooms. We intend to lease additional space in the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Price Range of Our Common Stock

   On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol "FTGX". Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol.

     The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the NASD Electronic Bulletin Board during 1999 and through April 27, 2000 and as reported on the Nasdaq National Market System from April 28, 2000 through December 31, 2000:

                                            2000                1999
                                      ------------------   ----------------
                                        High       Low       High     Low
                                      -------    -------   -------   ------
Quarter ending March 31.............  $25.500    $13.250   $ 3.250   $1.250
Quarter ending June 30..............  $18.000    $ 8.750   $ 5.313   $2.938
Quarter ending September 30.........  $18.750    $12.125   $ 7.500   $4.250
Quarter ending December 31..........  $16.250    $ 3.750   $17.438   $4.875

     As of March 26, 2001, there were approximately 189 holders of record of our common stock and, according to our estimates, approximately 3,005 beneficial owners of our common stock.

     We have not paid any dividends with respect to our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Any future dividends will be declared at the discretion of our Board of Directors and will depend, among other things, upon our financial condition, capital requirements, earnings and liquidity. Our credit facility currently prohibits, and future debt agreements and preferred stock will likely restrict, the payment of cash dividends on our common stock.

Recent Sales of Unregistered Securities

     Devnet. On July 31, 2000, we acquired the remaining 97% of Devnet L.L.C., which we previously did not own, giving us control of 100% of Devnet. In connection with this acquisition, we issued 3,461,162 shares of our common stock.

     Nortel Networks Inc. Preferred Stock. On June 30, 2000, we sold 2,000,000 shares of our series G preferred stock to Nortel Networks Inc. in a private placement for aggregate gross proceeds of $20 million. On July 31, 2000, Nortel surrendered its series G preferred stock and accrued dividends on that stock and invested an additional $22.5 million in a second private placement in exchange for 426,333 shares of our series H preferred stock. On August 11, 2000, Nortel invested $7.5 million by purchasing 62,500 of our series I preferred stock.

     Credit Facility Warrants. On April 11, 2000, we issued warrants to purchase 1,513,842 shares of our common stock, and on July 31, 2000, we issued warrants to purchase 425,000 shares of our common stock, both with an exercise price of $18.062 per share, in connection with entering into our $75 million senior secured credit facility. On December 18, 2000, we issued an additional 504,614 warrants with an exercise price of $17.062 and re-priced the warrants issued on April 11, 2000 and July 31, 2000 from $18.062 to an exercise price of $17.062, per the terms of our credit facility. On February 9, 2001, we amended this credit facility, increasing it to $105 million, and issued warrants to purchase an additional 454,409 shares of our common stock at an exercise price of $8.00 per share. In addition, as part of the amendment of our credit facility all warrants previously issued to our lenders were replaced with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $8.00 per share.

     Options and Warrants. During the year ended December 31, 2000, employees, former employees and consultants exercised options to purchase 46,070 shares of common stock with exercise prices ranging from $1.88 to $6.31 and a weighted average exercise price of $4.57. During the year ended December 31, 2000, holders of warrants exercised warrants for 1,275,015 shares of common stock with exercise prices ranging from $4.00 to $17.75 and a weighted average exercise price of $ 6.35. During the year ended December 31, 2000, we granted options to purchase an aggregate of 6,351,964 shares of common stock to employees, directors and consultants with exercise prices ranging from $3.75 to $18.75 and at a weighted average exercise price of $9.56 per share.

     The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities.


ITEM 6. SELECTED FINANCIAL DATA

     You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management's discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K. In particular, please refer to Note 4 - Acquisition of the notes to the consolidated financial statements for information regarding our acquistion of Devnet.

     The consolidated statement of operations data for the fiscal year ended June 30, 1997 and the consolidated balance sheet data as of June 30, 1997 have been derived from our consolidated financial statements, which have been audited by Mendelsohn Kary Bell & Natoli, P.C., independent public accountants. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31 1998, 1999 and 2000 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and appear elsewhere in this report on Form 10-K. The consolidated statement of operations data for the six months ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 and as of June 30, 1996 have been derived from unaudited consolidated financial statements. The statement of operations data for the period from August 10, 1994, the date of our inception, to June 30, 1996 has been derived from our unaudited consolidated financial statements. Our historical results are not necessarily indicative of the operating results to be realized in the future.

                          Consolidated Financial Data
                   (in thousands, except per share amounts)



                                                      Period from
                                                    August 10, 1994               Six Months
                                                    (inception) to   Year Ended     Ended           Year Ended December 31,
                                                       June 30,       June 30,    December 31,  -------------------------------
                                                         1996         1997 (1)        1997         1998       1999       2000
                                                    -------------    ----------  -------------  ---------   --------   --------
                                                     (unaudited)                  (unaudited)
Statement of Operations Data:
Revenues..........................................     $    --        $    --        $    --      $    --   $     --   $ 13,117
Operating expenses:
 Direct costs.....................................          --             --             --           --         --      5,388
 Selling, general and administrative expense......           9            374            395        2,817      9,287     27,072
 Stock related expense............................          --             --             --          128      3,175      8,468
 Depreciation and amortization....................          --             --              2           28        520      7,652
                                                    ----------        -------        -------      -------   --------   --------
Total operating expenses..........................           9            374            397        2,973     12,982     48,580
                                                    ----------        -------        -------      -------   --------   --------
Loss from operations..............................          (9)          (374)          (397)      (2,973)   (12,982)   (35,463)
Interest income (expense), net....................          --             --             26          156     (9,216)    (5,657)
                                                    ----------        -------        -------      -------   --------   --------
Net loss..........................................          (9)          (374)          (371)      (2,817)   (22,198)   (41,120)
Preferred stock dividends.........................          --             --             --           --       (757)    (8,113)
Preferred stock - beneficial conversion...........          --             --             --           --    (49,246)   (27,766)
                                                    ----------        -------        -------      -------   --------   --------
Net loss applicable to common stockholders........     $    (9)       $  (374)       $  (371)     $(2,817)  $(72,201)  $(76,999)
                                                    ==========        =======        =======      =======   ========   ========

Net loss applicable to common stockholders per
share:
 Basic and diluted................................     $(0.001)       $(0.025)       $(0.025)     $ (0.18)  $  (4.30)  $  (2.60)

Weighted average common shares outstanding:
 Basic and diluted................................      15,000         15,000         15,000       15,847     16,798     29,651


                                                             As of June 30,                  As of December 31,
                                                      -----------------------  ------------------------------------------------
                                                         1996         1997         1997         1998        1999        2000
                                                      -----------  ----------  ------------- ----------- ----------  ----------
                                                      (unaudited)               (unaudited)
Balance Sheet Data:
Cash and cash equivalents ........................       $  1         $   2       $5,146       $  257      $ 9,512     $  1,582
Other current assets..............................          1             1            4          309          160       14,990
Property, plant and equipment, net................         --            --           92        5,397       55,177      126,114
Total assets......................................        157           103        5,374        6,328       77,588      227,165
Long-term liabilities.............................         --            --           --           --          956       46,559
Total stockholders' equity........................         52          (241)       4,645        1,912       68,252      144,283


(1) At the end of our fiscal year ended June 30, 1997, we changed our fiscal year end to December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We deploy, own and operate state-of-the-art, fiber-optic networks designed to provide comprehensive wholesale, broadband connectivity for data, voice and video transmission in major metropolitan areas. These networks provide an advanced, high-bandwidth, fiber-optic solution to support the growing demand for network capacity in the local loop. We believe that our end-to-end connectivity, carrier-neutral position, rapid provisioning time and carrier-class reliability will make us the preferred carrier's carrier for transport services in our target markets.

     From our inception through December 31, 1999, we were a development stage enterprise. During this period, we had no commercial operations and did not record any revenues. We engaged principally in organizational and developmental activities, including formulating our business plan, developing strategic relationships with vendors and property owners, gaining access to capital for future growth, hiring personnel, purchasing equipment, and deploying our communications networks. In the first quarter of fiscal 2000, we began providing services in the New York City market. We are no longer a development stage enterprise for financial reporting purposes.

     We began operating our first metropolitan network in January 2000, in New York City and we began deploying our infrastructure in Chicago and Los Angeles in the fourth quarter of 2000. As of December 31, 2000, we had accomplished the following:

     . We deployed fiber-optic transport infrastructure in six major carrier hotels in the New York metropolitan area, including 60 Hudson Street and 111 Eighth Avenue, three major carrier hotels in Los Angeles and one major carrier hotel in Chicago.

     . We have deployed our advanced, vertical in-building networks, known as FiberNet In-Building Networks, or FINs, in 10 office buildings in New York City and six in Chicago.

     . We entered into exclusive license agreements that give us the right to build and operate our FINs in 36 office buildings in our target markets.

     . We had exclusive license agreements that give us the right to manage communications access and infrastructure in approximately 185 other office buildings nationwide.

     . We had 45 customers and entered into 69 interconnection agreements with existing and potential customers, establishing the basis for purchase orders from them.

     We have experienced significant operating losses, net losses and negative cash flows from operating activities. We expect to continue to experience such losses and negative cash flows as we continue to deploy our network infrastructure and expand our business operations. As a result of our limited operating history, prospective investors have limited operating history and financial data upon which to evaluate our performance.

Factors Affecting Future Operations

     Revenues. We generate revenues from selling network capacity and related services to other communications service providers. The majority of our revenues are generated on a monthly recurring basis under long-term contracts, typically three to five years in length. Certain of our customers are obligated to make minimum payments for the utilization of our networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

     Revenues are derived from three general types of services:

  . Transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FINs. Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building.

  . Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them will include a minimum commitment to use our transport services.

  . Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of on-net and our off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to their retail customers.

     The growth of our revenues is dependent upon our ability to add more carrier point facilities and on-net buildings as points of connectivity on our networks. We believe that an increase in the number of locations where we can deliver traffic for our customers provides us with a broader addressable market to offer our services. Within each carrier point facility, on-net and off-net building, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

     We typically begin our sales cycle by entering into a non-binding business services agreement with a customer. This agreement establishes our mutual interest in exploring a business relationship and the general parameters upon which we will proceed. As a next step, we execute a telecommunications services agreement, also known as an interconnection agreement. This is a technical document that outlines the engineering specifications and operating standards that are required of us by the customer. With the technical requirements complete, we finalize a sales contract. Customers can order a specific circuit or colocation space, or, alternatively, they can purchase general availability on our networks or in our facilities by establishing minimum revenue commitments on a recurring basis.

     Currently our colocation and access services produce approximately one-third of our revenues. In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access services. In addition, we typically require our customers to make minimum commitments for transport services to utilize the inherent operating leverage in our networks.

     We recognize revenues under the completed contract method on a monthly basis over the period that services are provided. Pursuant to the terms of certain of our sales agreements, we submit invoices to customers for the full contract value at the inception of the contract term. We must recognize the revenues ratably over the full contract term, regardless of when a customer is invoiced for our services. As a result, we record deferred revenues for amounts invoiced but not yet recognized as revenues.

     Direct Costs. Direct costs are associated with the operation of our networks and facilities. These costs typically include maintenance and repair costs and utility costs. Other specific costs include occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our direct costs are generally fixed in nature. After the significant capital for our networks and facilities is expended, we do not anticipate that direct costs will grow commensurately with the growth of our revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, including wages and benefits, occupancy costs for our corporate offices, professional fees, and other miscellaneous expenses. Sales and marketing expenses, including advertising and promotions, are also included.

     Stock Related Expense. Stock related expense relates to the granting of stock options to our employees. We grant stock options to our employees as a form of equity-based compensation to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee's option agreement.

     Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of goodwill and certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years.

Results of Operations

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

     Revenues. Revenues for the fiscal year ended December 31, 2000 were $13.1 million as compared to the fiscal year ended December 31, 1999 in which we had no commercial operations and did not generate any revenues. Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $9.3 million in transport services, $2.2 million in colocation services and $1.6 million in communications access management and other services during the period. During this period, two customers, 360networks and Qwest, accounted for approximately 61.5% of our revenues. We expect such customer concentration to diminish as we expand our operations.

     Direct Costs. Direct costs for fiscal 2000 were $5.4 million, associated with the operation of our networks and facilities. These costs included building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net and off-net buildings, and related utility costs. During fiscal 1999, we did not record any direct costs because we were not offering services during that period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 were $27.1 million compared to $9.3 million for fiscal 1999, an increase of $17.8 million or 191%. This increase was the result of the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. The number of significant transactions that we undertook during fiscal 2000 also resulted in significant professional fees.

     Stock Related Expense. Stock related expense for fiscal 2000 was $8.5 million. This non-cash expense relates to the granting of stock options to employees. We incured $3.2 million of stock related expense for fiscal 1999.

     Depreciation and Amortization. Depreciation and amortization expense for fiscal 2000 was $7.7 million, compared to $0.5 million for fiscal 1999, an increase of $7.2 million. This increase resulted from the commencement of the depreciation of certain network related fixed assets that were placed into service, as well as amortization of goodwill from the purchase of Devnet. During fiscal 2000, we aggressively deployed our network assets to execute our business strategy.

     Interest Expense, Net. Interest expense, net for fiscal 2000 was $5.7 million, compared to $9.2 million for fiscal 1999, an decrease of $3.6 million or decrease of 38.0 %. Interest expense decreased as a result of $7.9 million in interest expense on beneficial conversion in 1999 and none in 2000, offset against additional interest expense in 2000 due to borrowings under our senior secured credit facility to fund the buildout of our networks, operating losses and working capital.

     Preferred Stock Dividends. During fiscal 2000, we recorded preferred dividends of $35.9 million. Of that amount we paid non-cash dividends on the series D, E, F, H and I preferred stock of $8.1 million in the form of additional shares of each respective series of preferred stock, which are convertible into shares of common stock. The liquidation value of the dividends paid was $3.0 million. We also recorded beneficial conversion charges of $27.8 million upon the issuance of three new series of preferred stock issued during fiscal 2000. During 1999, we recorded $0.8 million of preferred dividends related to our series D, E and F preferred stock. The amounts of the dividends and the beneficial conversion charge assume the market price per share of the underlying common stock, as of the date the dividends are paid or the charge is incurred.

     Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $77.0 million for fiscal 2000 compared to a loss of $72.2 million for fiscal 1999, an increase of $4.8 million or 6.6%. The increase in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations.

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

     Revenues. We did not have any commercial operations during fiscal 1999 or fiscal 1998 and, therefore, did not generate any revenues.

     Direct Costs. We did not record any direct costs during fiscal 1999 or fiscal 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 were $9.3 million compared to $2.8 million for fiscal 1998, an increase of $6.5 million or 230%. This increase was the result of the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. Also included in fiscal 1999 were $4.3 million of non-recurring charges, primarily consisting of a $3.7 million non-cash charge for the settlement of litigation.

     Stock Related Expense. Stock related expense for fiscal 1999 was $3.2 million compared to $0.1 million in 1998. This non-cash expense relates to the granting of stock options to employees.

     Depreciation and Amortization. Depreciation and amortization expense for fiscal 1999 was $0.5 million compared to $0.03 million for fiscal 1998, an increase of $0.47 million. This increase resulted from commencement of the depreciation of certain network related fixed assets that were placed into service.

     Interest Expense, Net. Interest expense, net for fiscal 1999 was $9.2 million as compared to interest income of $0.2 million for fiscal 1998, an increase of $9.4 million. Interest expense in 1999 was generated as a result of interest expense on beneficial conversion, in the amount of $7.9 million, and borrowings under our outstanding capital lease obligations, in the amount of $1.3 million.

     Preferred Stock Dividends. In fiscal 1999, we recorded $0.8 million in preferred stock dividends related to our series D, E and F preferred stock. In addition, we recorded a beneficial conversion charge of $49.2 million relating to the issuance of the Series D, E and F preferred stock. We did not record any preferred dividends or beneficial conversion charges during fiscal 1998.

     Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $72.2 million for fiscal 1999 compared to a loss of $2.8 million for fiscal 1998, an increase of $69.4 million.
This increase is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

     As a result of developmental activities and the deployment of networks and facilities, we have incurred significant losses from inception to date. We expect such losses to continue as we further execute our business plan and expand operations. Consequently, we have been dependent upon external sources of capital to fund operations. Prospectively, we will continue to incur losses and will not be able to fund our operations with internally generated funds; therefore, we will require additional, external capital. Additionally, we have no relevant operating history upon which an evaluation of performance and prospects can be made. We are subject to unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

     To date, we have financed our operations through direct equity investments from stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. Furthermore, we have issued our equity securities as consideration for certain acquisitions and commercial agreements. We incurred an EBITDA loss and a net loss applicable to common stockholders for fiscal 2000 and 1999 of $19.3 million and $9.3 million and $77.0 million and $72.2 million, respectively. During fiscal 2000 and 1999, cash used to fund operating activities was $12.6 million and $5.3 million, respectively, and cash purchases of property, plant and equipment were $74.7 million and $10.8 million, respectively. In addition, we invested $18.0 million in cash in Devnet during fiscal 2000.

   During fiscal 2000, we received $97.2 million in net cash proceeds from financing activities. The net borrowing under our senior secured credit facility was $45.0 million. In addition, we received $3.3 million in cash proceeds from the exercise of outstanding options to purchase shares of common stock and $50.0 million from the private placement of series G, H and I preferred stock to Nortel. During fiscal 1999, we received $25.4 million in cash proceeds from financing activities.

   Our planned operations may require additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. We anticipate spending between $55.0 million and $75.0 million in capital expenditures during fiscal 2001 for the deployment of FINs, expansion of our metropolitan transport networks, the development of additional carrier point facilities and other network programs and management systems.

   As a result, we may require additional financing to complete our networks. We will continue to have on-going discussions with sources of additional financing. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all.

Subsequent Events

     On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. We may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days.

     On February 9, 2001, we increased our existing credit facility with Deutsche AG New York Branch, Deutsche Banc Alex. Brown Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders from $75.0 million to $105.0 million. The maturity of the credit facility was extended to six years from four and one-half years, and the initial interest rate was lowered to LIBOR + 4.5% from LIBOR + 6.0%. In connection with this amended credit facility, we issued warrants to purchase an additional 454,409 shares of our common stock at a purchase price of $8.00 per share. In addition, as part of the amendment of our credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $8.00 per share.

Certain Facts That May Affect Future Results of Operations

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; our history of operating losses and accumulated deficit; our limited financial resources and uncertainty as to the availability of additional capital to fund our operations on acceptable terms, if at all; our success in obtaining additional carrier hotel lease agreements and license agreements with building owners; growth in demand for our services; the frequency of service interruptions on our networks; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to financial market risk, including changes in interest rates, relates primarily to our senior secured credit facility and marketable security investments. Borrowings under our senior secured credit facility bear interest at floating rates. As a result, we are subject to fluctuations in interest rates. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
Report of Independent Public Accountants...............................       28

Consolidated Balance Sheets............................................       29

Consolidated Statements of Operations..................................       30

Consolidated Statements of Stockholders' Equity........................       31

Consolidated Statements of Cash Flows..................................       32

Notes to Consolidated Financial Statements.............................    33-47

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc. and subsidiaries as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                  /s/ Arthur Andersen LLP


New York, New York
February 23, 2001

                          FIBERNET TELECOM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                                 December 31,     December 31,
                                                                                                     2000             1999
                                                                                                 -----------      ------------
                                                              ASSETS
Current Assets:
      Cash and cash equivalents..............................................................     $   1,582        $  9,512
      Accounts receivable, net...............................................................        14,030              --
      Prepaid expenses and other.............................................................           960             160
                                                                                                  ---------        --------
            Total current assets.............................................................        16,572           9,672
Property, plant and equipment, net...........................................................       126,114          55,177
Other Assets:
      Goodwill, net..........................................................................        69,057           8,667
      Deferred charges, net..................................................................        14,293           3,698
      Other assets...........................................................................         1,129             374
                                                                                                  ---------        --------
            Total other assets...............................................................        84,479          12,739
                                                                                                  ---------        --------
TOTAL ASSETS.................................................................................     $ 227,165        $ 77,588
                                                                                                  =========        ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable.......................................................................     $  11,119        $  3,733
      Accrued expenses.......................................................................        10,590           4,444
      Deferred revenues......................................................................        14,381              --
      Capital lease obligation--current portion..............................................           233             203
                                                                                                  ---------        --------
            Total current liabilities........................................................        36,323           8,380
Long-Term Liabilities:
     Notes payable, less original issue discount.............................................        45,836              --
     Capital lease obligation................................................................           723             956
                                                                                                  ---------        --------
            Total liabilities................................................................        82,882           9,336
Stockholders' Equity:
     Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized and
      33,238,346 and 25,932,464  shares issued and outstanding...............................            33              26
     Series C voting preferred stock $.001 par value, 83,688 and 133,333 shares issued and outstanding, respectively (Preference in involuntary liquidation value, $1.50
      per share).............................................................................           126             200
     Series D preferred stock $.001 par value, 322,704 and 310,173 shares issued and outstanding, respectively (Preference in involuntary liquidation value, $15.00 per
      share).................................................................................        23,971          22,553
     Series E preferred stock $.001 par value, 317,853 and 293,872 shares issued and outstanding, respectively (Preference in involuntary liquidation value, $15.00 per
      share).................................................................................        24,130          21,430
     Series F preferred stock $.001 par  value, 376,202 and 347,819 shares issued and outstanding, respectively (Preference in involuntary liquidation value, $30.00 per
      share).................................................................................        28,559          25,329
     Series H preferred stock $.001 par value, 440,544 and no shares issued and outstanding, respectively (Preference in involuntary liquidation value, $100.00
      per share).............................................................................        64,568              --
     Series I preferred stock $.001 par value, 64,431 and no shares issued and outstanding, respectively (Preference in involunatary liquidation value, $120.00
      per share).............................................................................         8,969              --
     Additional paid in capital and other....................................................       146,719          74,507
     Accumulated deficit.....................................................................      (152,792)        (75,793)
                                                                                                  ---------        --------
            Total stockholders' equity.......................................................       144,283          68,252
                                                                                                  ---------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................................     $ 227,165        $ 77,588
                                                                                                  =========        ========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                              2000                  1999                   1998
                                                                            --------              --------                -------
Revenues.................................................................   $ 13,117              $     --                $    --
Operating expenses:
      Direct costs.......................................................      5,388                    --                     --
      Selling, general and administrative expense........................     27,072                 9,287                  2,817
      Stock related expense..............................................      8,468                 3,175                    128
      Depreciation and amortization......................................      7,652                   520                     28
                                                                            --------              --------                -------
Total operating expenses.................................................     48,580                12,982                  2,973
                                                                            --------              --------                -------
Loss from operations.....................................................    (35,463)              (12,982)                (2,973)
Interest (expense)/income, net...........................................     (5,657)               (9,216)                   156
                                                                            --------              --------                -------
Net loss.................................................................    (41,120)              (22,198)                (2,817)
Preferred stock dividends................................................     (8,113)                 (757)                    --
Preferred stock - beneficial conversion..................................    (27,766)              (49,246)                    --
                                                                            --------              --------                -------
Net loss applicable to common
   stockholders..........................................................   $(76,999)             $(72,201)               $(2,817)
                                                                            ========              ========                =======
Net loss applicable to common stockholders per share
   -- basic and diluted..................................................   $  (2.60)             $  (4.30)               $ (0.18)
Weighted average shares
   outstanding...........................................................     29,651                16,798                 15,847

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                             Additional Paid
                                                                 Preferred Stock          Common Stock       in Capital and
                                                             -----------------------  --------------------
                                                               Shares       Amount      Shares     Amount         Other
                                                             -----------  ----------  -----------  -------  -----------------
Balance at December 31, 1997...............................   1,080,000    $      1   15,000,000      $15           $  5,383
Conversion of 1,000,000 shares Series A
 Preferred Stock, $.001 par value, into
 common stock, February 24, 1998...........................  (1,000,000)         (1)   1,000,000        1                 --
Dividends paid.............................................          --          --           --       --                (45)
Earned compensation, executive stock
 options...................................................          --          --           --       --                128
Net loss applicable to common stockholders.................          --          --           --       --                 --
                                                             ----------    --------   ----------      ---           --------
Balance at December 31, 1998...............................      80,000           -   16,000,000       16              5,466
                                                             ==========    ========   ==========      ===           ========
Redemption of Series B Preferred Stock.....................     (80,000)         --           --       --                 --
Issuance of Series C Preferred Stock.......................     133,333         200           --       --                 --
Conversion of Senior Secured Convertible
 Notes to common stock, net................................          --          --   13,826,868       14             34,528
Exchange of common stock for preferred stock
 and beneficial conversion feature:
  Issuance of Series D Preferred Stock.....................     309,143      22,413   (3,091,430)      (3)            (4,634)
  Issuance of Series E Preferred Stock.....................     291,926      21,165   (2,919,260)      (3)            (4,376)
  Issuance of Series F Preferred Stock.....................     345,515      25,050   (3,455,243)      (3)           (10,362)
Series D Preferred Stock dividends.........................       1,030         140           --       --                 --
Series E Preferred Stock dividends.........................       1,946         265           --       --                 --
Series F Preferred Stock dividends.........................       2,304         279           --       --                 --
Beneficial conversion feature on preferred stock
 dividends.................................................          --          --           --       --                 72
Exercise of warrants to common stock.......................          --          --      220,000       --                147
Issuance of common stock for purchase of
 MFN dark fiber, minority interest and
 Other.....................................................          --          --    5,351,529        5             43,972
Deferred compensation......................................          --          --           --       --             (4,290)
Stock compensation to consultants and
 employees.................................................          --          --           --       --             13,764
Other......................................................          --          --           --       --                220
Net loss applicable to common stockholders.................          --          --           --       --                 --
                                                             ----------    --------   ----------      ---           --------
Balance at December 31, 1999...............................   1,085,197      69,512   25,932,464       26             74,507
                                                             ==========    ========   ==========      ===           ========
Redemption of Series C Preferred Stock.....................     (49,645)        (74)      49,645       --                 74
Issuance of common stock, net..............................          --          --    4,150,342        4             46,213
Issuance of Series H Preferred Stock, net..................     426,333      63,799           --       --              4,836
Issuance of Series I Preferred Stock, net..................      62,500       8,850           --       --                 --
Series D Preferred Stock dividends.........................      12,531       1,418           --       --                 --
Series E Preferred Stock dividends.........................      23,981       2,700           --       --                 --
Series F Preferred Stock dividends.........................      28,383       3,230           --       --                 --
Series H Preferred Stock dividends.........................      14,211         769           --       --                 --
Series I Preferred Stock dividends.........................       1,931         119           --       --                 --
Exercise of options and warrants to common stock...........          --          --    3,105,895        3              6,345
Issuance of warrants in connection with bank financing.....          --          --           --       --              6,139
Stock compensation to employees............................          --          --           --       --              4,040
Deferred compensation......................................          --          --           --       --              2,732
Other......................................................          --          --           --       --              1,833
Net loss applicable to common stockholders.................          --          --           --       --                 --
                                                             ----------    --------   ----------      ---           --------
Balance at December 31, 2000...............................   1,605,422    $150,323   33,238,346      $33           $146,719
                                                             ==========    ========   ==========      ===           ========

                                                                   Accumulated
                                                                     Deficit       Total
                                                                   -----------  -----------
Balance at December 31, 1997...............................        $      (751)   $  4,648
Conversion of 1,000,000 shares Series A
 Preferred Stock, $.001 par value, into
 common stock, February 24, 1998...........................                 --          --
Dividends paid.............................................                 --         (45)
Earned compensation, executive stock
 options...................................................                 --         128
Net loss applicable to common stockholders.................             (2,817)     (2,817)
                                                                   -----------    --------
Balance at December 31, 1998...............................             (3,568)      1,914
                                                                   ===========    ========
Redemption of Series B Preferred Stock.....................                 --          --
Issuance of Series C Preferred Stock.......................                 --         200
Conversion of Senior Secured Convertible
 Notes to common stock, net................................                 --      34,542
Exchange of common stock for preferred stock
 and beneficial conversion feature:
  Issuance of Series D Preferred Stock.....................                 --      17,776
  Issuance of Series E Preferred Stock.....................                 --      16,786
  Issuance of Series F Preferred Stock.....................                 --      14,685
Series D Preferred Stock dividends.........................                 --         140
Series E Preferred Stock dividends.........................                 --         265
Series F Preferred Stock dividends.........................                 --         279
Beneficial conversion feature on preferred stock
 dividends.................................................                 --          72
Exercise of warrants to common stock.......................                 --         147
Issuance of common stock for purchase of
 MFN dark fiber, minority interest and
 Other.....................................................                 --      43,977
Deferred compensation......................................                 --      (4,290)
Stock compensation to consultants and
 employees.................................................                 --      13,764
Other......................................................                (24)        196
Net loss applicable to common stockholders.................            (72,201)    (72,201)
                                                                   -----------    --------
Balance at December 31, 1999...............................            (75,793)     68,252
                                                                   ===========    ========
Redemption of Series C Preferred Stock.....................                 --          --
Issuance of common stock, net..............................                 --      46,217
Issuance of Series H Preferred Stock, net..................                 --      68,635
Issuance of Series I Preferred Stock, net..................                 --       8,850
Series D Preferred Stock dividends.........................                 --       1,418
Series E Preferred Stock dividends.........................                 --       2,700
Series F Preferred Stock dividends.........................                 --       3,230
Series H Preferred Stock dividends.........................                 --         769
Series I Preferred Stock dividends.........................                 --         119
Exercise of options and warrants to common stock...........                 --       6,348
Issuance of warrants in connection with bank financing.....                 --       6,139
Stock compensation to employees............................                 --       4,040
Deferred compensation......................................                 --       2,732
Other......................................................                 --       1,833
Net loss applicable to common stockholders.................            (76,999)    (76,999)
                                                                   -----------    --------
Balance at December 31, 2000...............................        $  (152,792)   $144,283
                                                                   ===========    ========

The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)

                                                                                        Year Ended December 31,
                                                                     ----------------------------------------------------------
                                                                       2000                       1999                  1998
                                                                     --------                   --------             ----------
Cash flows from operating activities:
 Net loss applicable to common stockholders...............           $(76,999)                  $(72,201)            $   (2,817)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and Amortization...........................              7,652                        520                     28
  Beneficial conversion and preferred stock dividends.....             35,879                     58,864                     --
  Stock related expense...................................              8,468                      3,175                    127
  Other non-cash expenses.................................              3,193                      4,009                     61
 Change in assets and liabilities:
  (Increase) decrease in accounts receivable, prepaid
   expenses and other assets..............................            (15,386)                       171                   (669)
  Increase (decrease) in accounts payable and accrued
   expenses...............................................             24,630                        157                  1,533
                                                                     --------                   --------             ----------
Cash used in operating activities.........................            (12,563)                    (5,305)                (1,737)
                                                                     --------                   --------             ----------
Cash flows from investing activities:
 Capital expenditures.....................................            (74,677)                   (10,827)                (3,077)
 Investment in Devnet, net of cash........................            (17,896)                        --                     --
                                                                     --------                   --------             ----------
Cash used in investing activities.........................            (92,573)                   (10,827)                (3,077)
                                                                     --------                   --------             ----------
Cash flows from financing activities:
 Net proceeds from issuance of debt financing.............             45,016                     25,331                     --
 Net proceeds from issuance of equity securities..........             52,393                        200                     --
 Repayment of capital lease obligation....................               (203)                      (144)                    --
 Payment of dividends.....................................                 --                         --                    (75)
                                                                     --------                   --------             ----------
Cash provided from (used in) financing activities.........             97,206                     25,387                    (75)
                                                                     --------                   --------             ----------
Net increase (decrease) in cash...........................             (7,930)                     9,255                 (4,889)
Cash at beginning of period...............................              9,512                        257                  5,146
Cash at end of period.....................................           $  1,582                   $  9,512             $      257
                                                                     ========                   ========             ==========

Supplemental disclosures of cash flow information:
 Interest paid............................................           $  2,589                   $    110                     --
 Income taxes paid........................................                 --                         --                     --
Non-cash financing activities:
 Issuance of common stock and options to acquire Devnet...           $ 39,842                          -                     --
 Issuance of common stock to acquire MFN dark fiber
  and minority interest...................................                 --                   $ 43,450                     --
 Issuance of capitalized stock options....................                 --                   $  7,115                     --
 Capital expenditures financed through capital leases.....                 --                   $  1,303                     --


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

     FiberNet is an all-optical facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company has established operations in the New York, Chicago and Los Angeles metropolitan areas.

     FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and Devnet L.L.C. ("Devnet"), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

     The Company was a development stage enterprise through December 31, 1999. During the fiscal quarter ended March 31, 2000, the Company began offering its services to customers and recognizing revenues.

     The Company is materially dependant on certain existing agreements with other entities, including telecommunications license agreements with building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into material contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company's ability to execute its business strategy and operating plan.

     On April 27, 2000, the Company began trading its common stock on the Nasdaq National Market System under the ticker symbol "FTGX". Previously, the Company's common stock was quoted on the OTC Bulletin Board under the same ticker symbol.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet L.L.C., FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber, LLC and have been prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated.

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

     The Company's operations and ability to grow may be affected by numerous factors, including the fact that the Company is an early-stage company operating in a new and rapidly evolving market; has experienced and will continue to experience operating losses, net losses and cash flow deficits; must make significant capital expenditures before generating operating profits, which may prove insufficient to justify those expenditures; must obtain additional carrier hotel lease agreements and maintain existing agreements in major carrier hotels; must obtain additional license agreements and leases with building owners for the installation of in-building network infrastructure; may require additional capital to complete the build-out of networks and fund other needs; and depends heavily on a limited number of real estate owners and developers. The Company cannot assure the successful completion of network construction; must increase the volume of traffic on the network; may need to expand or adapt its networks in the future in order to remain competitive; may be unable to obtain licenses for key third party software on commercially acceptable terms in the future; depends on key personnel; must attract and retain qualified professionals in a tight labor market; may not be able to compete effectively in its highly competitive sector; and has outstanding debt which may limit its ability to borrow additional funds, restrict the use of cash flows, constrain its business strategy and cause the Company to be unable to meet its debt obligations.

     Additionally, there might not be sufficient demand for the Company's services. If the Company cannot maintain the scalability, reliability and speed of the network, potential customers will not use FiberNet's services.
Service interruptions on networks could expose the Company to liability, or cause it to lose customers. The Company's failure to manage the growth of its operations or development of its information support systems could harm its business. Alternative technologies pose competitive threats. Continued competition or excess network capacity could cause prices for FiberNet's services to decline, and legislation and government regulation could adversely affect the Company.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The carrying amount approximates fair value because of the short maturity of the instruments.

Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

          Computer software..............................  3-5  Years
          Computer equipment.............................  3-5  Years
          Office equipment and fixtures..................  5-10 Years
          Leasehold improvements.........................  9-15 Years
          Network equipment..............................  5-10 Years
          Network infrastructure.........................  5-20 Years

   Maintenance and repairs are expensed as incurred. Long-term improvements are capitalized as additions to property, plant and equipment.

Impairment of Long-Lived Assets

     The Company reviews the carrying value of long-lived assets including goodwill, deferred charges and property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carring value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

Revenue Recognition

     FiberNet generates revenues from selling network capacity and related services to other communications service providers. The majority of the Company's revenues are generated on a monthly recurring basis under long-term contracts, typically three to five years in length. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.
The Company has entered into certain reciprocal agreements during the year. The services provided and obtained through these agreements are priced at fair value, and are included in revenues and direct costs in the accompanying statements of operations.

   Revenues are derived from three general types of services:

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

  Colocation facility services. FiberNet's colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier point facilities in a secure technical operating environment. The Company also can provide its customers with colocation services in the central equipment rooms of certain of its commercial office buildings. If a customer purchases colocation services, the Company typically requires the customer to make a minimum commitment for transport services, as well.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships, in financial statements filed with the SEC. The net effect of SAB 101, when applicable, could defer revenue recognition for certain payments previously received into future accounting periods. On June 26, 2000, the SEC deferred the implementation of SAB 101 from the second calendar quarter of 2000 until no later than the fourth calendar quarter of 2000, to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 has on their revenue recognition practices. The implementation of SAB 101 requires companies to report any changes in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company's financial statements reflect the accounting guidance in SAB 101 for all periods presented.

Fair Value of Financial Instruments

  The Company estimates that the carrying value of its financial instruments approximates fair value.

Goodwill and Intangibles

  Cost in excess of net assets of acquired business, principally goodwill, is amortized on the straight-line method over 15 years. Other intangible assets include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the associated debt obligation.

Earnings Per Share

  Basic earnings per share have been computed using the weighted average number of shares during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share in 2000 as they were anti-dilutive.

Concentration of Credit Risk

  The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers' financial condition. As of December 31, 2000, two customers in the aggregate accounted for 25.6% of the Company's total accounts receivable. For the year ended December 31, 2000, two customers in the aggregate accounted for 61.5% of the Company's total revenue. The Company recorded an allowance for doubtful accounts of $0.5 million as of December 31, 2000.

Stock Option Plan

  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and, accordingly, recognizes expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Stock option grants to non-employees are accounted in accordance with

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The compensation expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Reclassifications

   Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation.

Segment Reporting

  The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred SFAS 133's effective date to January 2001. SFAS 133 establishes new standards of accounting and reporting for derivatives instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS 133, will not have a material impact on the Company's consolidated financial statements as the Company has not entered into any derivative instrument contracts.

  In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 addresses certain issues where the FASB believed diversity in practice has developed with respect to APB 25. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

                         FIBERNET TELECOM GROUP, INC.

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (dollars in thousands):

                                                    December 31,   December 31,
                                                        2000           1999
                                                        ----           ----
          Computer software........................   $  2,963        $   307
          Computer equipment.......................      1,926            235
          Leasehold improvements...................      1,111            298
          Office equipment and furniture...........        810            381
          Construction in progress.................     52,876         54,392
          Network equipment and infrastructure.....     71,322             --
                                                      --------        -------
          Total....................................    131,008         55,613
          Accumulated depreciation.................     (4,894)          (436)
                                                      --------        -------
          Property, plant and equipment, net.......   $126,114        $55,177
                                                      ========        =======

4. ACQUISITION

   On April 2, 2000, FiberNet acquired approximately 3% of the Devnet membership interests for a purchase price of $3 million. On July 31, 2000, FiberNet acquired the remaining 97% of the membership interests of Devnet not already beneficially owned by the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 2, 2000. Devnet's operations are included in FiberNet's results of operations for the period from July 31, 2000 through December 31, 2000. Devnet manages the communications access and infrastructure in commercial office properties in major markets nationwide. In connection with the acquisition, the Company issued 3,461,162 shares of its common stock and paid approximately $15 million in exchange for approximately 97% of the membership interests in Devnet. The acquisition was accounted for under the purchase method of accounting. The Company has preliminarily allocated the purchase price of approximately $60 million to the assets and liabilities of Devnet and will complete the allocation within one year from the date of acquisition. The amount allocated to goodwill is being amortized over 15 years using the straight-line method. In connection with the acquisition, the Company paid an aggregate of $500,000 to related parties for financial advisory services.

   FiberNet's proforma results of operations assuming the Devnet acquisition occured on January 1, 1999, would have been as follows (dollars in thousands, except per share data):

                                                                                2000           1999
                                                                            ------------    ------------
               Revenues..................................................     $ 14,606        $  1,865
               Net loss applicable to common stockholders................     $(82,597)       $(83,620)
               Net loss applicable to common stockholders per share -
                      basic and diluted..................................     $  (2.55)       $  (4.13)

5.    NOTES PAYABLE

Senior Secured Credit Facility

     On April 11, 2000, the Company entered into a $75.0 million Senior Secured Credit Facility (the "Credit Facility") with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel Networks Inc. In addition to the initial lenders, First Union National Bank, FNBC Leasing Corporation and IBM Credit Corporation are currently lenders under the Credit Facility. As of December 31, 2000, $50.0 million was outstanding under the Credit Facility. This amount is included in notes payable in the accompanying balance sheet net of an original issue discount of $4.2 million. This discount represents the value of warrants to purchase approximately 1.5 million shares of common stock of the Company at an exercise price of $18.062 per share issued to the lenders in connection with the Credit Facility. In addition, on December 18, 2000, the Company issued 504,614 warrants to its lending group at an exercise price of $17.062 and re-priced the warrants issued on April 11, 2000 from $18.062 to an exercise price of $17.062. The discount is being amortized over the term of the Credit Facility. The fair value of the warrants was estimated on the date of issuance using an acceptable pricing model.

     On February 9, 2001, the Company amended this credit facility and issued warrants to purchase an additional 454,409 shares of its common stock at an exercise price of $8.00 per share. In addition, as part of the amendment of its credit facility all warrants previously issued to its lenders were replaced with warrants to purchase an equivalent amount of its common stock at an exercise price of $8.00 per share.

     FiberNet intends to use the funds available under the Credit Facility for the acquisition and construction of its network infrastructure and for general corporate purposes. The Credit Facility has a term of six years and bears interest at LIBOR + 4.5%. The Credit Facility is secured by the Company's assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type.

May Convertible Notes

   On May 7, 1999 (the "Closing Date"), the Company entered into a securities purchase agreement with certain investors, including Signal Capital Partners, L.P., Trident Telecom Partners LLC and Concordia Telecom Management, L.L.C., for the sale of $14.1 million of securities, consisting of $13.9 million aggregate amount of 4% to 8% Senior Secured Convertible Notes due 2004 (the "May Convertible Notes") and 133,333 shares of convertible Series C preferred stock with an aggregate redemption value of $0.2 million, or $1.50 per share, (the "Series C preferred stock," together with the May Convertible Notes, the "Securities"). The Series C preferred stock is convertible into shares of the Company's common stock at a conversion price of $1.50 per share, which represented the approximate fair market value of the Company's common stock when the conversion price of the Securities was determined. The May Convertible Notes were secured by, among other things, a pledge by the Company of the shares of common stock of its wholly-owned subsidiaries. Together with the sale of the May Convertible Notes, the Company issued approximately 7.9 million warrants to purchase common stock to the purchasers of the May Convertible Notes (the "Warrants"). The Warrants are exercisable at $0.67 to $1.50 per share and expire five years after the Closing Date.

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

September Convertible Notes

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

   On November 30, 1999, holders of the Company's May Convertible Notes and September Convertible Notes converted their principal and accrued interest into shares of common stock. Subsequently, certain holders of the 4% May Convertible Notes exchanged their common stock for Series D preferred stock; certain holders of the 8% May Convertible Notes exchanged their common stock for Series E preferred stock and certain holders of the September Convertible Notes exchanged their common stock for Series F preferred stock (See note 9 - Preferred Stock).

6. COMMITMENTS AND CONTINGENCIES

   The Company has entered into an equipment leasing agreement requiring the payment of $1.0 million over a five year period that commenced August 1999. The present value of this amount has been included as capital lease obligation on the consolidated balance sheets as of December 31, 2000 and December 31, 1999.

   The Company also entered into various operating lease agreements for office space and other space relating to the Company's operations. Occupancy expense for the years ended December 31, 2000, 1999 and 1998 was approximately $6.0 million, $0.8 million and $0.3 million, respectively.

   Estimated future minimum operating and capital lease payments are as follows (dollars in thousands):

                                               Operating       Capital
                                               ---------       -------
          2001...............................    $ 7,200         $ 354
          2002...............................      7,131           337
          2003...............................      5,121           314
          2004...............................      4,060           107
          2005 and thereafter................      8,437            --
          Less: interest component...........         --          (270)
                                                 -------         -----
          Total..............................    $31,949         $ 842
                                                 =======         =====

   On June 22, 2000, the Company amended its master purchase agreement with Nortel Networks Inc. to expand the scope of this agreement from $60.0 million to $260.0 million and to extend the term of the agreement to 2002. On December 31, 1999, the Company entered into this master purchase agreement giving it the right to purchase optical networking equipment and related services at predetermined volume-based pricing.

   The Company and its subsidiaries in the normal course of business may become party to a number of judicial, regulatory and administrative proceedings. The Company's management does not believe that any material liability will be imposed as a result of any of these matters.

7. STOCK OPTIONS

   In December 1999, the Company adopted an employee equity participation program (the "1999 Stock Option Plan") covering 4,500,000 shares of common stock of the Company to advance the growth and success of FiberNet by enabling employees, directors and consultants to acquire a proprietary interest in the Company. The Board of Directors administered the 1999 Stock Option Plan. All employees were eligible to receive awards under the 1999 Stock Option Plan, at the Board's discretion. Options granted pursuant to the 1999 Stock Option Plan
(i) were either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) have a term of ten years and (iii) typically vest on an annual basis over three years.

   On May 23, 2000, FiberNet's board of directors approved, and on July 27, 2000 the Company's stockholders ratified, the adoption of an equity incentive plan (the "Equity Incentive Plan"), which amends and restates the Company's 1999 Stock Option Plan, covering 10,000,000 shares of common stock of the Company. The Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and other performance and non-performance based equity awards, including restricted stock, performance awards, stock appreciation rights, or SARs, and other types of awards based on the Company's common stock.

   During the fiscal year ended December 31, 2000, the Company granted approximately 6.4 million options under the Equity Incentive Plan, at an average exercise price of approximately $9.56 per share, with a vesting period of up to three years. The Company's previous Employee Equity Participation Program was terminated during 1999.

   The Company accounts for stock options under APB Opinion No. 25. During the years ended December 31, 2000, 1999 and 1998, the Company granted stock options to employees with exercise prices below the market price on the date of the grant. As such the Company recorded compensation expense to employees of approximately $8.5 million, $0.8 million and $0.1 million for those years, respectively.

   If the Company had calculated stock option compensation expense as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been the following pro forma amounts (dollars in thousands, except per share amounts):

                                                                                2000          1999          1998
                                                                              -------        -------       ------
Net loss applicable to common stockholders.............   As reported         $76,999        $72,201       $2,817
                                                          Pro forma           $82,505        $74,081       $3,111

Net loss per share applicable to common stockholders
 --basic and diluted...................................   As reported         $ (2.60)       $ (4.30)      $(0.18)
                                                          Pro forma           $ (2.78)       $ (4.41)      $(0.20)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 2000, 1999 and 1998: risk-free interest rates of 5.2%, 5.50% and 5.62%, respectively, expected dividend yields of 0%, expected lives of remaining years to experation and expected volatility of 96.0%, 88.0% and 88.0%, repectively.

Transactions during the years ended December 31, 2000, 1999 and 1998, respectively, involving stock options are summarized as follows:

During 2000, the company granted 4,337,000 options at fair market value, 1,170,125 options above fair market value and 844,839 below fair market value.

                                                         2000                       1999                        1998
                                                ----------------------    ------------------------      --------------------------
                                                              Weighted                   Weighted                      Weighted
                                                              Average                     Average                       Average
                                                              Option                      Option                        Option
                                                Number of      Price      Number of        Price        Number of        Price
                                                 Shares      Per Share     Shares        Per Share        Shares       Per Share
                                                 ------      ---------     ------        ---------        ------       ---------
Options outstanding at the begin-
 ning of the period.........................    6,171,001      $ 3.59      1,273,000        $2.98          600,000       $1.95
Granted.....................................    6,351,964        9.56      5,332,833         3.78          673,000        4.64
Exercised...................................      (59,667)       4.68             --           --               --          --
Terminated..................................   (2,318,333)      10.20       (434,832)        4.37               --          --
                                               ----------      ------      ---------        -----        ---------       -----
Options outstanding at the end of
 Year.......................................   10,144,866        7.38      6,171,001         3.59        1,273,000        2.98
                                               ----------      ------      ---------        -----        ---------       -----
Exercisable at end of year..................    2,868,811        3.80      3,336,126         2.52          120,000        1.95
                                               ----------      ------      ---------        -----        ---------       -----
Weighted average fair value of
 options granted............................                   $ 6.93                       $4.32                        $2.63

The following table summarizes information about stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE

-------------------------------------------------------------------------------        ----------------------------------
                          Outstanding     Weighted-Average                             Exercisable
   Range of                 as of            Remaining         Weighted-Average           as of          Weighted-Average
Exercise Prices           12/31/2000     Contractual Life       Exercise Price         12/31/2000         Exercise Price
$ 0.00 - $ 2.01            930,000             8.9                  $ 1.00               930,000              $ 1.00
$ 2.02 - $ 4.02          2,046,339             9.0                  $ 3.70               899,840              $ 3.61
$ 4.03 - $ 6.04          3,396,902             8.8                  $ 5.22               810,679              $ 4.97
$ 6,05 - $ 8.05             81,500             9.9                  $ 7.76                     0              $ 0.00
$ 8.06 - $10.08          1,576,625             8.4                  $ 9.22               132,292              $ 8.74
$10.09 - $12.09            182,000             8.5                  $11.37                20,000              $11.00
$12.10 - $14.11            650,000             9.6                  $13.13                25,400              $13.12
$14.12 - $16.13            999,500             9.6                  $14.98                     0              $ 0.00
$16.14 - $18.14            217,000             9.4                  $16.60                     0              $ 0.00
$18.15 - $20.17             65,000             9.4                  $19.44                50,600              $19.45
                        ----------           -----               ---------             ---------             -------
                        10,144,866             9.0                  $ 7.38             2,868,811              $ 3.80

Stock options expire 10 years after they are granted and vest over service periods that range from 1 to 5 years.

Stock Option Grants to Non-Employees

   During 2000, the Company granted 76,000 stock options to certain consultants for services rendered in connection with the design, development and construction of the Company's telecommunications network infrastructure. During 1999, the Company granted stock options to certain consultants for services rendered in connection with the design, development and construction of the Company's telecommunications network infrastructure. As a result, the Company recognized costs of approximately $3.3 million that were capitalized and included in property, plant and equipment. The Company also granted stock options to Tishman Speyer Properties, L.P. As a result, the Company recognized costs of approximately $3.8 million that were capitalized and included in deferred charges. In addition, the Company granted stock options with a one-year vesting period to outside consultants for pre-acquisition due diligence services. As a result, the Company recognized approximately $658,000 of compensation expense which is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 1999.

   On May 26, 2000, FiberNet entered into an amended and restated agreement with Tishman Speyer Properties, L.P. ("TSP"). Under the agreement, the Company will issue up to 1.6 million shares of its common stock to TSP as the Company enters into license agreements for the deployment and operation of its in- building networks in certain commercial office properties owned or managed by TSP. As of December 31, 2000, approximately 700,000 shares have been issued under the agreement for a total value of $6.4 million, based on fair market value on the date of issuance. This amount is included in deferred charges on the accompanying balance sheet and is being amortized over 15 years, the term of the underlying license agreement. In a related transaction, TSP exchanged a warrant it held for membership interests in Equal Access, an indirect wholly-owned subsidiary of FiberNet. This exchange had no impact on the financial statements of the Company.

8. STOCK RESERVED FOR FUTURE ISSUANCE

   In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance additional shares of common stock, relating to outstanding warrants and convertible securities. As of December 31, 2000, the Company had outstanding (i) warrants exercisable into approximately
9.9 million shares of common stock at exercise prices ranging from $0.50 to $17.062 per share and (ii) convertible preferred stock convertible into approximately 15.3 million shares of common stock with conversion prices of $1.50, $3.00, $10.00 and $12.00 per share.

9. PREFERRED STOCK

Series C Voting Preferred Stock

   On May 7, 1999 the Company issued approximately 133,000 shares of Series C voting preferred stock. Each share is entitled to 117.03 votes to be voted at any meeting of stockholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series C voting preferred stock then outstanding, shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company's common stock in an amount equal to $1.50 per share. Each holder of each share of Series C voting preferred stock shall have the right to convert such share for one share of common stock at a conversion price of $1.50 per share, subject to adjustment. The holders of the Series C voting preferred stock shall be entitled to share in any dividends declared and paid by the Company to the common stock on a ratable basis.

Series D, E and F Preferred Stock

   On November 30, 1999 the Company issued approximately (i) 309,000 shares of Series D preferred stock, (ii) 292,000 shares of Series E preferred stock and
(iii) 346,000 shares of Series F preferred stock. The shares of Series D, E and F preferred stock are not entitled to voting rights at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series D, E and F preferred stock then outstanding, will be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company`s common stock an amount equal to $15.00, $15.00 and $30.00 per share, respectively. Each holder of each share of Series D, E and F preferred stock will have the right to convert such share for ten shares of common stock at conversion prices of $1.50, $1.50 and $3.00 per share, respectively, subject to adjustment. The holders of the Series D, E and F preferred stock are entitled to receive dividends at a rate of 4%, 8% and 8% per annum, respectively. Such dividends are payable semi-annually, and at the option of the Company, in cash or in additional shares of the respective series of Series D, E or F preferred stock.

   In connection with the issuance of the Series D, E and F preferred stock, in 1999 the Company recorded a non-recurring, non-cash charge for a beneficial conversion charge in the amount of $49.2 million, to reflect the market price as of the date thereof.

Series G, H and I Preferred Stock

   On June 30, 2000, FiberNet issued and sold 2,000,000 shares of Series G preferred stock to Nortel Networks Inc. ("Nortel") in a private placement for an aggregate purchase price of $20.0 million. Each share of Series G preferred stock was convertible into one share of common stock of FiberNet at $10.00 per share, subject to anti-dilution adjustments. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for a beneficial conversion feature in the amount of $14.0 million to reflect the market price of the common stock as of the date of the issuance.

    On July 31, 2000 FiberNet issued and sold 426,333 shares of Series H preferred stock, $.001 par value per share, to Nortel in a private placement for an aggregate purchase price consisting of $22.5 million in cash plus the cancellation by Nortel of the 2,000,000 shares of the Series G preferred stock, including all accrued and unpaid dividends thereon. Each share of Series H preferred stock is convertible into ten shares of common stock at $10.00 per share, subject to anti-dilution adjustments. This amount is reflected in the accompanying balance sheet net of the value of warrants to purchase 425,000 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using an acceptable pricing model. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for the beneficial conversion feature in the amount of $12.3 million to reflect the market price of the common stock as of the date of the issuance.

    On August 11, 2000 FiberNet issued and sold 62,500 shares of Series I preferred stock, $.001 par value per share, to Nortel in a private placement for an aggregate purchase price of $7.5 million. Each share of Series I preferred stock is convertible into ten shares of common stock at $12.00 per share, subject to anti-dilution adjustments. The Company recorded a beneficial conversion charge of $1.5 million in connection with this issuance. To date, Nortel has invested a total of $50.0 million in preferred stock of the Company.

10. RELATED PARTY TRANSACTIONS

    During 2000, the Company made payments to Petrocelli Electric Co., a related party, of approximately $38,000 for consulting and contracting services rendered. Other consulting fees to related parties included approximately: (i) $71,000 to Richard D. Sayers, a director, (ii) $104,000 to Frank Chiaino, a former officer and (iii) $129,000 to Landtel Telecommunications, an affiliated entity (iv) $250,000 to Signal Equity Management Corp. (v) $250,000 to
Waterview Advisors L.L.C.

    The Company capitalized in property, plant and equipment services from Petrocelli Electrical Services, a related party, of approximately $70,000 and $140,000 during 2000 and 1999, respectively. Additionally, the Company expensed approximately $140,000 of consultant fees from this related party during 1999 and nothing in 2000. As of December 31, 2000 and 1999, the Company had a payable to Petrocelli Electrical Services of approximately $31,000 and $1.2 million, respectively.

    The Company capitalized services of approximately $57,000 of consulting services from Landtel Telecommunications during 1999 and nothing in 2000. Additionally, the Company expensed approximately $129,000 and $57,000 of consultant fees from this related party during 2000 and 1999, respectively. As of December 31, 1999, the Company had a payable to Landtel Telecommunications approximately $163,000. As of December 31, 2000 the Company had no payables outstanding to Landtel Telecommunications.

    As of June 18, 1999, the Company converted certain accounts payable to related parties, totaling $0.5 million, into shares of common stock and warrants.

11. INCOME TAXES

    A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the net loss applicable to common stockholders, before income taxes for the three years ended December 31, 2000 follows (dollars in thousands):

                                                                          2000              1999             1998
                                                                      --------          --------          -------
Computed tax at statutory federal rate.............................   $(26,950)         $(25,432)         $  (986)
State and local, net of federal income tax benefit.................         --                 1               --
Preferred stock dividends..........................................      2,840               265               --
Debt conversion....................................................      9,719            17,150               --
Minority interest..................................................         --               (38)             (83)
Other..............................................................        541                 8               --
Change in valuation allowance......................................     13,850             8,046            1,069
                                                                      --------          --------          -------
                                                                      $     --          $     --          $    --
                                                                      ========          ========          =======

     The principal components of FiberNet's deferred income tax liability at December 31, 2000 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The principal components of FiberNet's net deferred income taxes at December 31, 2000 are as follows:

Deferred Income Taxes:                                                    2000              1999             1998
                                                                      --------          --------          -------
Deferred expenses..................................................   $  1,700          $  4,466          $ 1,294
Stock options......................................................      4,828             1,441               --
Depreciation.......................................................       (180)              (14)              (4)
Net operating loss.................................................     13,820             3,862              419
Bad debts..........................................................        188                --               --
Change in valuation allowance......................................    (20,356)           (9,755)          (1,709)
                                                                      --------          --------          -------
Net deferred tax asset.............................................   $     --          $     --          $    --
                                                                      ========          ========          =======

    As of December 31, 2000, the Company has federal income tax net operating loss carryforwards of approximately $34.5 million. The federal tax loss carryforwards begin expiring in 2012. Full valuation allowances have been recorded against all temporary differences.

    During 2000 and 1999 the Company did not record a current or deferred federal tax provision.


12. EMPLOYMENT CONTRACTS

    The Company has various employment contracts with key executive employees. The total compensation under these contracts for 2001 and future years is as follows (dollars in thousands):

                                                            Amount
                                                            ------
           2001..........................................     $804
           2002 and thereafter...........................       92
                                                              ----
                    Total................................     $896
                                                              ====

13. NON-RECURRING EXPENSES

    During 1999, the Company recorded non-recurring expenses of $4.3 million, comprised of a $3.7 million non-cash charge in selling, general and administrative costs, relating to a prospective settlement of certain litigation, and $0.6 million, relating to the decommission of the Company's Lucent 5ESS-2000 telecommunication switch located at its facility at 60 Hudson Street in New York, New York. The Company did not record any significant non-recurring expenses during 2000.

14. QUARTERLY INFORMATION (dollars in thousands, except per share amounts)

                                 March 31,         June 30,        September 30,        December 31,
                                    2000             2000               2000                 2000
                                    ----             ----               ----                 ----
Revenues                          $    111          $  1,656          $  4,599            $  6,751
Net loss applicable to
 common stockholders               (10,056)          (24,189)          (26,167)            (16,587)

Net loss applicable to
 common stockholders
 per share - basic and
 diluted                          $  (0.38)         $  (0.86)         $  (0.84)           $  (0.51)

                                 March 31,         June 30,        September 30,        December 31,
                                    1999             1999               1999                 1999
                                    ----             ----               ----                 ----
Revenues                          $   --            $     --          $     --            $     --
Net loss applicable to
 common stockholders                (721)             (2,574)           (4,772)            (64,134)

Net loss applicable to
 common stockholders
 per share - basic and
 diluted                          $(0.04)           $  (0.16)          $ (0.29)           $  (3.42)

15. METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

    Pursuant to a Private Network Agreement dated as of December 17, 1999 and other related agreements by and between Metromedia Fiber Network Services, Inc. ("MFN") and the Company ("the Network Agreement"), the Company issued five million shares at an assumed price of $8.69 per share. As part of the Network Agreement, the Company issues four million shares (of the total five million) to acquire an exclusive right of use of dark fiber in multiple markets for a total price of approximately $34.8 million. This amount has been reflected in the accompanying consolidated financial statements as property, plant and equipment. As part of the remaining part of the Network Agreements, the Company issued one million shares (of the total five million) to repurchase a 10% membership interest in Local Fiber, LLC held by MFN. The transaction was recorded as a purchase business combination. The Company recorded approximately $8.7 million of goodwill in the accompanying consolidated financial statements, which is being amortized over a period of 15 years.

16. SUBSEQUENT EVENTS

     On February 2, 2001, FiberNet completed a $28 million directed public offering of its common stock. FiberNet issued 6,440,000 shares of common stock at $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. The Company may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days.

     On February 9, 2001, FiberNet increased its existing credit facility from $75 million to $105 million. In connection with this amended credit facility, the Company issued warrants to purchase an additional 454,409 shares of its common stock at an exercise price of $8.00 per share. In addition, as part of the amendment of its credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of its common stock at an exercise price of $8.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

          (1) and (2) See "Index to Consolidated Financial Statements and Supplemental Schedules" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

          (3)  Exhibits

 Exhibit
   No.                                                  Exhibit Name
---------  ------------------------------------------------------------------------------------------------------
   2.1     Agreement and Plan of Reorganization, dated as of June, 2, 2000, by and among us, FiberNet Holdco,
           Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C.
           (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 8, 2000).

   3.1     Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our
           Registration Statement on Form S-1, filed on August 15, 2001).

   3.2     Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.3     Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.4     Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.5     Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.6     Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.7     Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.8     Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.9     Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to
           Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

   4.1     Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our
           Registration Statement on Form S-1, filed on August 15, 2000).

   4.2     Form of Warrant to purchase our Common Stock at a purchase price of $0.67 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.2 to our
           Registration Statement on Form S-1, filed on August 15, 2000).

   4.3     Form of Warrant to purchase our Common Stock at a purchase price of $1.50 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.3 to our
           Registration Statement on Form S-1, filed on August 15, 2000).

   4.4     Amended and Restated Stockholders Agreement, dated as of January 31, 2001, between us, Signal Equity
           Partners, L.P. (formerly known as Signal Capital Partners, L.P.), as the Majority in Interest of the
           Purchasers, and Nortel Networks Inc., amending and restating the Stockholders Agreement dated as of
           May 7, 1999, by and among us and the stockholders listed therein (incorporated by reference to
           Exhibit 4.1 to our Current Report on Form 8-K, filed on February 2, 2001).

   4.5     Registration Rights Agreement, dated as of May 7, 1999 by and among us and the stockholders listed therein (incorporated by reference to Exhibit I of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

   4.6     Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc.
           (incorported by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

   4.7     Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex.Brown
           Inc., Dutsche Bank Securities Inc. and Tornotno Dominion (Texas), Inc. (incorporated by reference to
           Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

   4.8     Warrant Agreement, dated February 9, 2001, between us and First Chicago Investment Corporation
           (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 15,
           2001).

   4.9     First Limited Waiver and Agreement, dated as of February 9, 2001, between us and First Union
           Investors, Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on
           February 15, 2001).

  4.10     Form of Warrant Agreement to purchase our Common Stock at a purchase price of $6.56 per share, issued in connection with a public offering on February 1, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 5, 2001).

  10.1     Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998
           (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

  10.2     Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998
           (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15,
           1998).

  10.3     Securities Purchase Agreement, dated as of May 7, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit A of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

  10.4     Employment Agreement, dated as of May 7, 1999 between us and Michael S. Liss (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB, filed on March 30, 2000).

  10.5     Employment Agreement, dated as of May 7, 1999 between us and Roy (Trey) D. Farmer III (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB, filed on March 30, 2000).

  10.6     Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therin (incorporate by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

  10.7     First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to
           Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

  10.8     First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit
           4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

  10.9     First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our
           Current Report on Form 8-K, filed on October 5, 1999).

  10.10    First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7,
           1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

  10.11    Employment Agreement, dated as of October 4, 1999 between us and Les Hankinson (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB filed on March 30, 2000).

  10.12    Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to
           Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

 *10.13    Privae Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network
           Services, Inc.  (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on
           March 30, 2000).

  10.14    Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on
           September 8, 2000).

  10.15    Employment Agreement, dated as of January 18, 2000 between us and Lance L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.16    Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

  10.17    Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

  10.18    Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to
           Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

  10.19    Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to
           Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

  10.20    Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to
           Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.21    Employment Agreement, dated as of May 23, 2000 between us and Allan Zendle (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.22    Employment Agreement, dated as of June 17, 2000 between us and Warren Miller (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.23    Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

  10.24    Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4,
           2000).

  10.25    Employment Agreement, dated as of June 17, 2000 between us and Philip DiGennaro (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 4, 2000).

  10.26    Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15,
           2000).

  10.27    Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet
           Opertaions, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

  10.28    Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel
           Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1,
           filed on September 8, 2000).

  10.29    Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the
           Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form
           8-K, filed on February 5, 2001).

  10.30    Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet
           L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA)
           Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit 10.1 to our
           Current Report on Form 8-K, filed on February 15, 2001).

  10.31    Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet
           Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.32    Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C.
           and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.33    Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche
           Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.34    Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 betwenn FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to
           Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.35    Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 betwenn FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.36    Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 betwenn Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit
           10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.37    Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and
           Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C.
           (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15,
           2001).

  10.38    Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet
           Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.39    Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc.
           (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15,
           2001).

  10.40    Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current
           Report on Form 8-K, filed on February 15, 2001).

  10.41    Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current
           Report on Form 8-K, filed on February 15, 2001).

  10.42    Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current
           Report on Form 8-K, filed on February 15, 2001).

  10.43    Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.44    Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch
           (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15,
           2001).

  10.45    Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

  21.1     Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1,
           filed on August 15, 2000).

  23.1     Consent of Arthur Andersen LLP.

  23.2     Consent of Mendelsohn Kary Bell & Natoli LLP.

__________
* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.

     (b) We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIBERNET TELECOM GROUP, INC.



                              By:           /s/ Michael S. Liss
                                  ------------------------------------------
                                  Name:  Michael S. Liss
                                  Title: President and Chief Executive Officer

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                 Title                                    Date
      ----------------------               ----------------------                     ---------------
       /s/ Michael S. Liss             Director, President and Chief                   March 30, 2001
----------------------------------
          Michael S. Liss              Executive Officer
                                       (Principal Executive Officer)


       /s/ Jon A. DeLuca               Chief Financial Officer                         March 30, 2001
----------------------------------
           Jon A. DeLuca               (Principal Accounting Officer)


      /s/ Timothy P. Bradley           Director                                        March 30, 2001
----------------------------------
         Timothy P. Bradley


        /s/ Steven G. Chrust           Director                                        March 30, 2001
----------------------------------
         Steven G. Chrust

     /s/ Philip L. DiGennaro           Director                                        March 30, 2001
----------------------------------
       Philip L. DiGennaro

   /s/ Roy (Trey) D. Farmer III        Director and Executive Vice                     March 30, 2001
----------------------------------
    Roy (Trey) D. Farmer III           President


     /s/ Charles J. Mahoney            Director                                        March 30, 2001
----------------------------------
      Charles J. Mahoney


      /s/ Richard D. Sayers            Director                                        March 30, 2001
----------------------------------
        Richard D. Sayers


      /s/ William Vrattos              Director                                        March 30, 2001
----------------------------------
         William Vrattos

                                 EXHIBIT INDEX

    The following exhibits are filed with this Annual Report on Form 10-K:

 Exhibit
   No.                                                  Exhibit Name
---------  ------------------------------------------------------------------------------------------------------
   2.1     Agreement and Plan of Reorganization, dated as of June, 2, 2000, by and among us, FiberNet Holdco,
           Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C.
           (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 8, 2000).

   3.1     Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our
           Registration Statement on Form S-1, filed on August 15, 2001).

   3.2     Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.3     Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.4     Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.5     Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.6     Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.7     Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.8     Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

   3.9     Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to
           Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

   4.1     Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our
           Registration Statement on Form S-1, filed on August 15, 2000).

   4.2     Form of Warrant to purchase our Common Stock at a purchase price of $0.67 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.2 to our
           Registration Statement on Form S-1, filed on August 15, 2000).

   4.3     Form of Warrant to purchase our Common Stock at a purchase price of $1.50 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.3 to our
           Registration Statement on Form S-1, filed on August 15, 2000).

   4.4     Amended and Restated Stockholders Agreement, dated as of January 31, 2001, between us, Signal Equity
           Partners, L.P. (formerly known as Signal Capital Partners, L.P.), as the Majority in Interest of the
           Purchasers, and Nortel Networks Inc., amending and restating the Stockholders Agreement dated as of
           May 7, 1999, by and among us and the stockholders listed therein (incorporated by reference to
           Exhibit 4.1 to our Current Report on Form 8-K, filed on February 2, 2001).

   4.5     Registration Rights Agreement, dated as of May 7, 1999 by and among us and the stockholders listed therein (incorporated by reference to Exhibit I of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

   4.6     Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc.
           (incorported by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

   4.7     Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex.Brown
           Inc., Dutsche Bank Securities Inc. and Tornotno Dominion (Texas), Inc. (incorporated by reference to
           Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

   4.8     Warrant Agreement, dated February 9, 2001, between us and First Chicago Investment Corporation
           (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 15,
           2001).

   4.9     First Limited Waiver and Agreement, dated as of February 9, 2001, between us and First Union
           Investors, Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on
           February 15, 2001).

  4.10     Form of Warrant Agreement to purchase our Common Stock at a purchase price of $6.56 per share, issued in connection with a public offering on February 1, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 5, 2001).

  10.1     Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998
           (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

  10.2     Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998
           (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15,
           1998).

  10.3     Securities Purchase Agreement, dated as of May 7, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit A of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

  10.4     Employment Agreement, dated as of May 7, 1999 between us and Michael S. Liss (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB, filed on March 30, 2000).

  10.5     Employment Agreement, dated as of May 7, 1999 between us and Roy (Trey) D. Farmer III (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB, filed on March 30, 2000).

  10.6     Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therin (incorporate by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

  10.7     First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to
           Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

  10.8     First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit
           4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

  10.9     First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our
           Current Report on Form 8-K, filed on October 5, 1999).

  10.10    First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7,
           1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

  10.11    Employment Agreement, dated as of October 4, 1999 between us and Les Hankinson (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB filed on March 30, 2000).

  10.12    Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to
           Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

 *10.13    Privae Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network
           Services, Inc.  (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on
           March 30, 2000).

  10.14    Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on
           September 8, 2000).

  10.15    Employment Agreement, dated as of January 18, 2000 between us and Lance L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.16    Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

  10.17    Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

  10.18    Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to
           Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

  10.19    Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to
           Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

  10.20    Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to
           Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.21    Employment Agreement, dated as of May 23, 2000 between us and Allan Zendle (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.22    Employment Agreement, dated as of June 17, 2000 between us and Warren Miller (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, filed on September 8, 2000).

  10.23    Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

  10.24    Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4,
           2000).

  10.25    Employment Agreement, dated as of June 17, 2000 between us and Philip DiGennaro (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 4, 2000).

  10.26    Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc.
           (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15,
           2000).

  10.27    Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet
           Opertaions, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

  10.28    Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel
           Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1,
           filed on September 8, 2000).

  10.29    Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the
           Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form
           8-K, filed on February 5, 2001).

  10.30    Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet
           L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA)
           Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit 10.1 to our
           Current Report on Form 8-K, filed on February 15, 2001).

  10.31    Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet
           Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.32    Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C.
           and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.33    Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche
           Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.34    Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 betwenn FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to
           Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.35    Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 betwenn FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.36    Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 betwenn Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit
           10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.37    Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and
           Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C.
           (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15,
           2001).

  10.38    Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet
           Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.39    Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc.
           (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15,
           2001).

  10.40    Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current
           Report on Form 8-K, filed on February 15, 2001).

  10.41    Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current
           Report on Form 8-K, filed on February 15, 2001).

  10.42    Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current
           Report on Form 8-K, filed on February 15, 2001).

  10.43    Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15, 2001).

  10.44    Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch
           (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15,
           2001).

  10.45    Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

  21.1     Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1,
           filed on August 15, 2000).

  23.1     Consent of Arthur Andersen LLP.

  23.2     Consent of Mendelsohn Kary Bell & Natoli LLP.

__________
* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.