Form 10-Q
period 2001-03-31
FIBERNET TELECOM GROUP INC\
filed 2001-05-15
CIK 1001868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from        to
                                                   -------   ------

                        Commission file number 000-24661

                          FiberNet Telecom Group, Inc.

             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     52-2255974
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                    570 Lexington Avenue, New York, NY 10022
                    (Address of Principal Executive Offices)

                                 (212) 405-6200
                (Issuer's Telephone Number, Including Area Code)





     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   ---    ---

     The number of shares outstanding of the issuer's common stock, as of May 14, 2001, was 39,680,077 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I.        FINANCIAL INFORMATION....................................................................         1
Item 1.        Consolidated Financial Statements........................................................
               Report of Independent Public Accountants  ...............................................         8
               Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000  .................         9
               Consolidated Statements of Operations for the three months ended March 31, 2001 and
               2000......................................................................................       10
               Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
               2000.....................................................................................        11
               Notes to Consolidated Financial Statements...............................................        12
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations....         1
PART II.       OTHER INFORMATION  ......................................................................         6

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

     We began operating our first metropolitan network in New York City in January 2000, and we began deploying our infrastructure in Chicago and Los Angeles in the fourth quarter of 2000. As of March 31, 2001, we had accomplished the following:

o We deployed fiber-optic transport infrastructure in seven major carrier hotels in the New York metropolitan area, including 60 Hudson Street and 111 Eighth Avenue, four major carrier hotels in Los Angeles and one major carrier hotel in Chicago.

o We have deployed our advanced, vertical in-building networks, known as FiberNet In-Building Networks, or FINs, in 12 office buildings in New York City and seven in Chicago.

o We had 57 customers and entered into 79 interconnection agreements with existing and potential customers, establishing the basis for purchase orders from them.

o We entered into exclusive license agreements that give us the right to build and operate our FINs in 36 office buildings in our target markets.

o We had exclusive license agreements that give us the right to manage communications access and infrastructure in approximately 185 other office buildings nationwide.

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

Factors Affecting Future Operations

     Revenues. We generate revenues from selling network capacity and related services to other communications service providers. The majority of our revenues are generated on a monthly recurring basis under long-term contracts, typically three to five years in length. Most of our customers are obligated to make minimum payments for the utilization of our networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

     Revenues are derived from three general types of services:

     Transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FINs. Over our metropolitan transport networks, we can provision circuits from one of our carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier hotel or an on-net building.

     Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier hotel facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them will include a minimum commitment to use our transport services.

     Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and our off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers.

     The growth of our revenues is dependent upon our ability to add more carrier hotel facilities and on-net and off-net buildings as points of connectivity on our networks. We believe that an increase in the number of locations where we can deliver traffic for our customers provides us with a broader addressable market to offer our services. Within each carrier hotel facility, on-net and off-net building, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

     We recognize revenues under the contract method on a monthly basis over the period that services are provided. Pursuant to the terms of certain of our sales agreements, we submit invoices to customers for the full contract value at the inception of the contract term. We must recognize the revenues ratably over the full contract term, regardless of when a customer is invoiced for our services. As a result, we record deferred revenues for amounts invoiced but not yet recognized as revenues.

     Direct Costs. Direct costs are associated with the operation of our networks and facilities. These costs typically include maintenance and repair costs and utility costs. Other specific costs include occupancy expenses at our carrier hotel facilities, on-net buildings and off-net buildings. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our direct costs are generally fixed in nature. After the significant capital for our networks and facilities is expended, we do not anticipate that direct costs will grow commensurately with the growth of our revenues.

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues. Revenues for the three months ended March 31, 2001 were $7.4 million compared to $111,000 for the three months ended March 31, 2000, a $7.3 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended March 31, 2001 and March 31, 2000, we recognized $5.1 million and approximately $35,000 in transport services, $0.8 million and approximately $44,000 in colocation services and $1.5 million and approximately $32,000 in communications access management and other services, respectively. During the three-month period ending March 31, 2001, two of our customers 360networks and Qwest, accounted for approximately 50.7% of our revenues. We expect such customer concentration to diminish as we further expand our operations and diversify our customer base.

     Direct Costs. Direct costs for the three months ended March 31, 2001 and March 31, 2000 were $2.9 and $0.2 million, respectively. The increase of $2.7 million was due to expenses associated with the expansion of our network facilities. These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $9.9 million compared to $4.3 million for the three months ended March 31, 2000. This increase is consistent with the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy.

     Stock Related Expense. Stock related expense for the three months ended March 31, 2001 was ($0.1) million compared to $1.7 million for the three months ended March 31, 2000. This non-cash expense relates to the granting of stock options to our employees. The amount recorded for the three months ended March 31, 2001 was a reversal of an expense incurred during 2000 due to a decline in the public market price of our common stock since the end of 2000.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2001 was $3.1 million compared to $1.2 million of depreciation and amortization expense for the three months ended March 31, 2000. The increase resulted from commencement of the depreciation of network related fixed assets that were placed into service.

     Interest Expense, Net. Interest expense, net for the three months ended March 31, 2001 was $2.1 million compared to $49,000 of interest income, net for the three months ended March 31, 2000. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations.

     Preferred Stock Dividends. For the three months ended March 31, 2001, we accrued $0.7 million in non-cash dividends on our preferred stock, payable in the form of additional shares of each respective series of preferred stock, based on the closing price per share at the end of the period. For the three months ended March 31, 2000 we accrued $2.9 million in non-cash dividends on our preferred stock, payable in the form of additional shares of each respective series of preferred stock, based on the closing price per share at the end of the period. For the period ending March 31, 2001 the liquidation value of all of the dividends accrued was $1.4 million. All of the series of preferred stock are convertible into shares of common stock.

     Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $18.7 million for the three months ended March 31, 2001, compared to a loss of $10.1 million for the three months ended March 31, 2000. The increase is a result of the aforementioned changes in our operations and a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001.

Liquidity and Capital Resources

     As a result of our developmental activities and the deployment of our networks and facilities, we have incurred significant losses from inception to date. We expect such losses to continue, as we further execute our business plan and expand our operations. Consequently, we have been dependent upon external sources of capital to fund our operations. Prospectively, we will continue to incur losses and will not be able to fund our operations with internally generated funds. Therefore we will require additional, external capital. Additionally, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to unforeseen capital requirements, failure of market acceptance, failure to establish and maintain business relationships, and competitive disadvantages against larger and more established companies.

     To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA loss and a net loss applicable to common stockholders for the three months ended March 31, 2001 of $5.4 million and $18.7 million, respectively, compared to $4.4 million and $10.1 million, respectively, for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash used to fund operating activities was $6.9 million, and cash purchases of property, plant and equipment were $18.0 million, compared to $4.7 million and $5.7 million, respectively, for the three months ended March 31, 2000.

     During the three months ended March 31, 2001, we received $24.6 million in net cash proceeds from financing activities. On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. We may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days. As of May 14, 2001, we are eligible to sell an additional $121.8 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. Net proceeds from the issuance of equity securities during the three months ended March 31, 2001 were $26.0 million.

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

     As of March 31, 2001, the outstanding borrowings under our credit facility were $52.0 million. For the three months ended March 31, 2000, we received $3.3 million in net cash proceeds from the exercise of outstanding options to purchase shares of equity securities.

     We anticipate spending $55.0 million to $75.0 million during the fiscal year 2001 for the deployment of our FINs, expansion of our metropolitan transport networks, the development of additional carrier hotel facilities and other network programs and management systems.

     Our planned operations may require significant additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. We continue to have on-going discussions with sources of additional financing. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

     None.


Item 2. Changes in Securities and Use of Proceeds

        On January 31, 2001, a stockholders agreement by and among us and the stockholders listed therein was amended and restated to incorporate prior amendments and to modify certain other provisions. Such amended and restated stockholders agreement was filed as part of a current report on Form 8-K, filed on February 2, 2001.

Item 3. Defaults Upon Senior Securities

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        None.


Item 5. Other Information

        None.


Item 6. Exhibits and Reports on Form 8-K

        (a) The following documents are filed herewith as part of this Form 10-Q:

            None.

        (b) The following reports were filed on Form 8-K, under Item 5, during the quarter ended March 31, 2001:

    1. Two reports were filed on February 2, 2001, regarding the amendment and restatement of the stockholders agreement, dated as of January 31, 2001, by and among us and the stockholders listed therein.

    2. A report was filed on February 5, 2001, regarding our entering into a commitment agreement to amend and restate our credit agreement with the parties listed therein and our sale of 6,440,000 shares of common stock and warrants to purchase 1,288,000 shares of common stock.

    3. A report was filed on February 15, 2001, regarding the amendment and restatement of the credit agreement, dated February 9, 2001, by and among us and the parties listed therein.

    4. A report was filed on March 19, 2001, regarding the date of our annual meeting and the deadlines for submitting stockholder proposals.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date: May 14, 2001            FIBERNET TELECOM GROUP, INC.

                              By:   /s/   Jon A. DeLuca
                                  -------------------------
                              Name:  Jon A. DeLuca
                              Title:  Chief Financial Officer *

* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FiberNet Telecom Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of FiberNet Telecom Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                  /s/   Arthur Andersen LLP


New York, New York
April 23, 2001

                          FIBERNET TELECOM GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                               (DOLLARS IN 000'S)

                                                                                    March 31,    December 31,
                                                                                      2001           2000
                                                                                   -----------   ------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $   1,231    $   1,582
  Accounts receivable, net .......................................................       9,845       14,030
  Prepaid expenses and other .....................................................         465          960
                                                                                     ---------    ---------
     Total current assets ........................................................      11,541       16,572
Property, plant and equipment, net ...............................................     142,399      126,114
Goodwill and intangibles, net ....................................................      67,854       69,057
Deferred charges, net ............................................................      12,977       14,293
Other assets .....................................................................       1,741        1,129
                                                                                     ---------    ---------
TOTAL ASSETS .....................................................................   $ 236,512    $ 227,165
                                                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................   $  13,643    $  11,119
  Accrued expenses ...............................................................       6,707       10,590
  Deferred revenues ..............................................................      12,467       14,381
  Capital lease obligation--current portion ......................................         241          233
                                                                                     ---------    ---------
     Total current liabilities ...................................................      33,058       36,323
Notes payable, less discount .....................................................      45,035       45,836
Capital lease obligation .........................................................         660          723
                                                                                     ---------    ---------
     Total liabilities ...........................................................      78,753       82,882
                                                                                     ---------    ---------

Stockholders' equity:
  Common Stock, $.001 par value, 150,000,000 shares authorized
    and 39,680,077 and 33,238,346 shares issued and outstanding, respectively ....          40           33
  Series C Voting Preferred Stock $.001 par value 83,688 issued and outstanding, respectively. (Preference in involuntary liquidation value, $1.50
    per share) ...................................................................         126          126
  Series D Preferred Stock $.001 par value, 322,704 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $15.00 per share) ............................................................      23,971       23,971
  Series E Preferred Stock $.001 par value, 317,853 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $15.00 per share) ............................................................      24,130       24,130
  Series F Preferred Stock $.001 par value, 376,202 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $30.00 per share) ............................................................      28,559       28,559
  Series H Preferred Stock $.001 par value, 440,544 shares issued and
    outstanding (Preference in involuntary liquidation value, $100.00 per share) .      64,568       64,568
  Series I Preferred Stock $.001 par value, 64,431 shares issued and
    outstanding (Preference in involuntary liquidation value, $120.00 per share) .      12,577        8,969
  Additional paid in capital and other ...........................................     175,245      146,719
  Accumulated deficit ............................................................    (171,457)    (152,792)
                                                                                     ---------    ---------
     Total stockholders' equity ..................................................     157,759      144,283
                                                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................   $ 236,512    $ 227,165
                                                                                     =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                    2001         2000
                                                                              ------------    ------------
Revenues .................................................................     $    7,374    $        111
Operating expenses:
 Direct costs ............................................................          2,921             203
 Selling, general and administrative expenses ............................          9,895           4,291
 Stock related expense ...................................................           (137)          1,696
 Depreciation and amortization ...........................................          3,105           1,175
                                                                               ----------      ----------
Total operating expenses .................................................         15,784           7,365
                                                                               ----------      ----------
Loss from operations .....................................................         (8,410)         (7,254)
Interest (expense) / income, net .........................................         (2,126)             49
                                                                               ----------      ----------
Net loss before extraordinary item .......................................        (10,536)         (7,205)
Extraordinary loss on early extinguishment of debt .......................         (7,398)             --
                                                                               ----------      ----------
Net loss .................................................................        (17,934)         (7,205)
Preferred stock dividends ................................................           (731)         (2,851)
                                                                               ----------      ----------
Net loss applicable to common stockholders ...............................     $  (18,665)   $    (10,056)
                                                                               ==========      ==========
Net loss applicable to common stockholders per share - basic and diluted       $    (0.50)   $      (0.38)
Weighted average shares outstanding ......................................     37,460,720      26,813,099


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                               (DOLLARS IN 000'S)

                                                                                Three Months Ended March 31,
                                                                                     2001        2001
                                                                                   --------    --------
Cash flows from operating activities:
  Net loss applicable to common stockholders .................................     $(18,665)   $(10,056)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary item ......................................................        7,398          --
     Depreciation and amortization ...........................................        3,105       1,175
     Preferred stock dividends ...............................................          731       2,851
     Stock related expense ...................................................         (137)      1,696
     Other non-cash items ....................................................          744          --
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable, prepaid expenses and other
          assets .............................................................        3,218        (435)
        Increase (decrease) in accounts payable, accrued expenses and deferred
          revenues ...........................................................       (3,292)         90
                                                                                   --------    --------
Cash used in operating activities ............................................       (6,898)     (4,679)
Cash flows from investing activities:
  Capital expenditures .......................................................      (18,005)     (5,717)
                                                                                   --------    --------
Cash used in investing activities ............................................      (18,005)     (5,717)
Cash flows from financing activities:
  Net repayments of debt financings ..........................................       (1,404)         --
  Net proceeds from issuance of equity securities ............................       26,011       3,300
  Repayment of capital lease obligation ......................................          (55)        (48)
                                                                                   --------    --------
Cash provided by financing activities ........................................       24,552       3,252
                                                                                   --------    --------
Net decrease in cash .........................................................         (351)     (7,144)
Cash at beginning of period ..................................................        1,582       9,512
                                                                                   --------    --------
Cash at end of period ........................................................     $  1,231    $  2,368
                                                                                   ========    ========
Supplemental disclosures of cash flow information:
  Interest paid ..............................................................     $  1,160    $     44
  Income taxes paid ..........................................................           --          --



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

  FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations Inc., a Delaware corporation and an intermediate level holding company, and Devnet L.L.C. ("Devnet"), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The interim unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet L.L.C., FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber, LLC and have been prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated.

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

     The Company's operations and ability to grow may be affected by numerous factors, including the fact that the Company is an early-stage company operating in a new and rapidly evolving market; has experienced and will continue to experience operating losses, net losses and cash flow deficits; must make significant capital expenditures before generating operating profits, which may prove insufficient to justify those expenditures; must obtain additional carrier hotel lease agreements and maintain existing agreements in major carrier hotels; must obtain additional license agreements and leases with building owners for the installation of in-building network infrastructure; may require additional capital to complete the build-out of networks and fund other needs; and depends heavily on a limited number of real estate owners and developers. The Company cannot assure the successful completion of network construction; must increase the volume of traffic on the network; may need to expand or adapt its networks in the future in order to remain competitive; may be unable to obtain licenses for key third party software on commercially acceptable terms in the future; is dependent on key personnel; must attract and retain qualified professionals in a tight labor market; may not be able to compete effectively in its highly competitive sector; and has outstanding debt which may limit its ability to borrow additional funds, restrict the use of cash flows, constrain its business strategy and cause the Company to be unable to meet its debt obligations.

     Additionally, there might not be sufficient demand for the Company's services. If the Company cannot maintain the scalability, reliability and speed of the network, potential customers may not use FiberNet's services. Service interruptions on networks could expose the Company to liability, or cause it to lose customers. The Company's failure to manage the growth of its operations or development of its information support systems could harm its business. Alternative technologies pose competitive threats. Continued competition or excess network capacity could cause prices for FiberNet's services to decline, and legislation and government regulation could adversely affect the Company.

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

     Computer software ........................................  3-5 Years
     Computer equipment .......................................  3-5 Years
     Office equipment and fixtures ............................  5-10 Years
     Leasehold improvements ...................................  9-15 Years
     Network equipment ........................................  5-10 Years
     Network infrastructure ...................................  5-20 Years


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

     The Company has entered into certain reciprocal agreements. The services provided and obtained through these agreements are priced at fair market value and are included in revenues and direct costs in the accompanying consolidated statements of operations.

     Revenues are derived from three general types of services:

     Transport services. FiberNet's transport services include the offering of broadband circuits on its metropolitan transport networks and in-building networks. Over its metropolitan transport networks, the Company can provision circuits from one of its carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with its in-building network in that building. The Company can also provision circuits vertically between floors in a carrier hotel or an on-net building.

     Colocation facility services. FiberNet's colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier hotel facilities in a secure technical operating environment. The Company also can provide its customers with colocation services in the central equipment rooms of certain of its on-net and off-net buildings. If a customer purchases colocation services, the Company typically requires the customer to make a minimum commitment for transport services, as well.

     Communications access management services. FiberNet's access management services include providing its customers with the non- exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For certain its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to retail, end-user tenants.

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

Goodwill and Intangibles

     Cost in excess of net assets of acquired businesses, principally goodwill, is amortized on the straight-line method over 15 years. Other intangible assets include the cost to access buildings and deferred financing costs.

Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the associated debt obligation.

Earnings Per Share

     Basic earnings per share have been computed using the weighted average number of shares during the period. Diluted earnings per share are computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share in 2001 and 2000, as they were anti-dilutive.

Concentration of Credit Risk

     The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of the financial condition its customers. As of March 31, 2001, two customers in the aggregate accounted for 20.7% of the Company's total accounts receivable. For the three months ended March 31, 2001, two customers in the aggregate accounted for 50.7% of the Company's total revenues. The Company recorded an allowance for doubtful accounts of $1.3 million as of March 31, 2001.

Stock Option Plan

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Stock option grants to non-employees are accounted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The compensation expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Reclassifications

     Certain balances have been reclassified in the consolidated financial statements to conform to current presentation.

Segment Reporting

     The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred SFAS 133's effective date to January 2001. SFAS 133 establishes new standards of accounting and reporting for derivatives instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements, as the Company has not entered into any derivative instrument contracts.

     The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FiberNet's annual report on Form 10-K for the fiscal year ended December 31, 2000.


3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (dollars in thousands):

                                                     March 31,     December 31,
                                                        2001           2000
                                                     ---------      ---------
Computer software ..........................         $   3,402      $   2,963
Computer equipment .........................             2,863          1,926
Leasehold improvements .....................             1,279          1,111
Office equipment and furniture .............               928            810
Construction in progress ...................            56,118         52,876
                                                     ---------      ---------
Network equipment and infrastructure .......            84,424         71,322
                                                       149,014        131,008
Accumulated depreciation ...................            (6,615)        (4,894)
                                                     ---------      ---------
Property, plant and equipment, net .........         $ 142,399      $ 126,114
                                                     =========      =========

4. SIGNIFICANT EVENTS

     On February 2, 2001, FiberNet completed a $28.2 million direct public offering of its common stock. FiberNet issued 6,440,000 shares of common stock at $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. The Company may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days.

     On February 9, 2001, FiberNet increased its existing credit facility from $75 million to $105 million. In connection with this amended credit facility, the Company issued warrants to purchase an additional 454,409 shares of its common stock at an exercise price of $8.00 per share. In addition, as part of the amendment of its credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of its common stock at an exercise price of $8.00 per share. The Company incurred an extraordinary loss from the early extinguishment of debt of $7.4 million, or $0.20 per share, as a result of the modification of the credit facility.