Form 10-Q
period 2001-06-30
FIBERNET TELECOM GROUP INC\
filed 2001-08-14
CIK 1001868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934.

                  For the quarterly period ended June 30, 2001

                                       OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934.

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

   The number of shares outstanding of the issuer's common stock, as of August 13, 2001, was 40,444,570 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I.  FINANCIAL INFORMATION.........................................     1
 Item 1.  Consolidated Financial Statements.............................     1
          Report of Independent Public Accountants......................     9
          Consolidated Balance Sheets as of June 30, 2001 and December
          31, 2000......................................................    10
          Consolidated Statements of Operations for the six months ended
          June 30, 2001 and 2000........................................    11
          Consolidated Statements of Operations for the three months
          ended June 30, 2001 and 2000..................................    12
          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2001 and 2000........................................    13
          Notes to Consolidated Financial Statements....................    14
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     1
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     6
 PART II. OTHER INFORMATION.............................................     7
 Item 2.  Changes in Securities and Use of Proceeds.....................     7
 Item 4.  Submission of Matters to a Vote of Security Holders...........     7
 Item 6.  Exhibits and Reports on Form 8-K..............................     7

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

   We began operating our first metropolitan network in New York City in January 2000, and we began deploying our infrastructure in Chicago and Los Angeles in the fourth quarter of 2000. As of June 30, 2001, we had accomplished the following:

  . We deployed fiber-optic transport infrastructure in nine major carrier hotels in the New York metropolitan area, including 60 Hudson Street and 111 Eighth Avenue, six major carrier hotels in Los Angeles and one major carrier hotel in Chicago.

  . We deployed our advanced, vertical in-building networks, known as FiberNet In-Building Networks, or FINs, in 13 office buildings in New York City and seven in Chicago.

  . We had 77 customers and entered into 89 interconnection agreements with existing and potential customers, establishing the basis for purchase orders from them.

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

   Currently our colocation and access management services produce approximately one third of our revenues. In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access management services. In addition, we typically require our customers to make minimum commitments for transport services to utilize the inherent operating leverage in our networks.

   Pursuant to the terms of certain of our sales agreements, we submit invoices to customers for up to the full contract value at the inception of the contract term. We recognize the revenues ratably over the full contract term as the services are provided. As a result, we record deferred revenues for amounts invoiced but not yet recognized as revenues.

   Direct Costs. Direct costs are associated with the operation of our networks and facilities. These costs typically include maintenance and repair costs and utility costs. Other specific costs include occupancy expenses at our carrier hotel facilities, on-net buildings and off-net buildings. Certain of our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our direct costs are generally fixed in nature. After the significant capital for our networks and facilities is expended, we do not anticipate that direct costs will grow commensurately with the growth of our revenues.

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

Results of Operations

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Revenues. Revenues for the six months ended June 30, 2001 were $15.5 million compared to $1.8 million for the six months ended June 30, 2000, a $13.7 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the six months ended June 30, 2001 and 2000, we recognized $10.4 million and $1.2 million in transport services, $2.1 million and $0.5 million in colocation services and $3.0 million and $0.1 million in communications access management and other services, respectively. During this six-month period ending June 30, 2001, three of our customers, 360networks, Qwest and Network Plus accounted for approximately 60.3% of our revenues. We expect such customer concentration to diminish as we continue to expand our operations and diversify our customer base.

   Direct Costs. Direct costs for the six months ended June 30, 2001 were $6.8 million compared to $0.8 million for the six months ended June 30, 2000. The increase of $6.0 million was due to expenses associated with the expansion of our network facilities. The majority of our direct costs are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other direct costs include license fees, maintenance and repair costs, and professional fees.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 were $19.7 million compared to $9.8 million for the six months ended June 30, 2000. This increase of $9.9 million is consistent with the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. Prospectively, we do not expect to experience the same growth in selling, general and administrative expenses that we have historically.

   Stock Related Expense. Stock related expense for the six months ended June 30, 2001 was $(1.3) million compared to $2.2 million for the same period ending June 30, 2000. This non-cash expense relates to the granting of stock options to our employees. The amount for the current period reflects a reversal of a previously recorded expense. This reversal is due to a decline in the price per share of our common stock since the beginning of the current period.

   Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2001 was $6.5 million compared to $2.4 million for the six months ended June 30, 2000. The increase resulted from commencement of the depreciation of network related fixed assets that were placed into service.

   Interest Expense, Net. Interest expense, net for the six months ended June 30, 2001 was $4.2 million compared to $1.2 million of interest expense, net for the six months ended June 30, 2000. Interest expense was generated as a result of borrowings under our senior secured credit facility and outstanding capital lease obligations.

   Preferred Stock Dividends. For the six months ended June 30, 2001, we paid $0.6 million, compared to $5.5 million for the six months ending June 30, 2000, in non-cash dividends on our preferred stock in the form of additional shares of each respective series of preferred stock, based on the closing price per share of our common stock at the end of the period. The liquidation value of all of the dividends paid on June 30, 2001 was $2.8 million. Included in the amount for the prior period, we recorded a beneficial conversion feature of $14.0 million upon the issuance of our series G preferred stock. All of the series of preferred stock are convertible into shares of our common stock.

   Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $28.4 million for the six months ended June 30, 2001 compared to a loss of $34.2 million for the six months ended June 30, 2000. The decrease is a result of the beneficial conversion feature recorded in the first six months of 2000 offset by increased expenses in the current period due to the expansion of our operations. In addition, we recorded a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001.

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Revenues. Revenues for the three months ended June 30, 2001 were $8.2 million compared to $1.7 for the three months ended June 30, 2000, a $6.5 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended June 30, 2001 and June 30, 2000, we recognized $5.3 million and $1.2 million in transport services, $1.4 million and $0.4 million in colocation services and $1.5 million and $0.1 million in communications access management and other services, respectively. During the three-month period ending June 30, 2001, three of our customers, 360networks, Qwest and Network Plus, accounted for approximately 60.2% of our revenues. We expect such customer concentration to diminish as we further expand our operations and diversify our customer base.

   Direct Costs. Direct costs for the three months ended June 30, 2001 were $3.9 million compared to $0.6 million for the three months ended June 30, 2000. The increase of $3.3 million was due to expenses associated with the expansion of our network facilities. The majority of our direct costs are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other direct costs include license fees, maintenance and repair costs, and professional fees.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 were $9.8 million compared to $5.5 million for the three months ended June 30, 2000. This increase is consistent with the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. Prospectively, we do not expect to experience the same growth in selling, general and administrative expenses that we have historically.

   Stock Related Expense. Stock related expense for the three months ended June 30, 2001 was $(1.1) million compared to $0.5 million for the three months ended June 30, 2000. This non-cash expense relates to the granting of stock options to our employees. The amount for the current period reflects a reversal of a previously recorded expense. This reversal is due to a decline in the price per share of our common stock since the beginning of the current period.

   Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2001 was $3.4 million compared to $1.2 million of depreciation and amortization expense for the three months ended June 30, 2000. The increase resulted from commencement of the depreciation of network related fixed assets that were placed into service.

   Interest Expense, Net. Interest expense, net for the three months ended June 30, 2001 was $2.1 million compared to $1.3 million of interest expense, net for the three months ended June 30, 2000. Interest expense was generated as a result of borrowings under our senior secured credit facility and outstanding capital lease obligations.

   Preferred Stock Dividends. For the three months ended June 30, 2001, we recorded a reversal of an accrual in the amount of $(0.1) million, based on the closing price per share of our common stock at the end of the period. This reversal of a dividend expense accrued during the first quarter of 2001 was the result of a decline in the price per share of our common stock since the beginning of the current period. For the three months ended June 30, 2000 we paid $2.7 million in non-cash dividends on our preferred stock, payable in the form of additional shares of each respective series of preferred stock, based on the closing price per share at the end of the period. We also recorded a beneficial conversion feature of $14.0 million upon the issuance of our series G preferred stock. All of the series of preferred stock are convertible into shares of common stock.

   Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $9.7 million for the three months ended June 30, 2001 compared to a loss of $24.2 million for the three months ended June 30, 2000. The decrease is a result of the beneficial conversion feature recorded in the second quarter of 2000 offset by increased expenses in the current period due to the expansion of our operations.

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

   To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA loss and a net loss applicable to common stockholders for the six months ended June 30, 2001 of $10.9 million and $28.4 million, respectively, compared to $8.8 million and $34.2 million, respectively, for the six months ended June 30, 2000. During the six months ended June 30, 2001, cash used to fund operating activities was $12.6 million, and cash purchases of property, plant and equipment were $31.4 million, compared to $10.5 million and $14.1 million, respectively, for the six months ended June 30, 2000.

   During the six months ended June 30, 2001, we received $43.5 million in net cash proceeds from financing activities. On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. We may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days. As of Aug 15, 2001 we are eligible to sell an additional $121.8 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. Net proceeds from the issuance of equity securities during the six months ended June 30, 2001 were $26.0 million.

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

   As of June 30, 2001 the outstanding borrowings under our credit facility were $71.0 million, and we were in compliance with all of the covenants contained therein, which gives us full access to the remaining balance available under such credit facility. We anticipate spending approximately $55.0 million during the fiscal year 2001 for the deployment of our FINs, expansion of our metropolitan transport networks, the development of additional carrier hotel facilities and other network programs and management systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

                               OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities and Use of Proceeds

   On May 22, 2001, a stockholders agreement by and among us and the stockholders listed therein was amended to terminate the lock-up provision that restricted the transfer of capital stock owned by parties to the stockholders agreement. Such amendment was filed as part of a current report on Form 8-K, filed on May 23, 2001.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   We held our annual meeting of stockholders on June 5, 2001, at which time the stockholders voted on the following proposals:

   (1) Election of eight directors for a one-year term each.

   Name of Candidate                                            For     Withheld
   -----------------                                         ---------- --------
   Timothy P. Bradley....................................... 36,059,184  13,100
   Steven G. Chrust......................................... 36,058,684  13,600
   Philip L. DiGennaro...................................... 36,059,184  13,100
   Roy (Trey) D. Farmer III................................. 36,046,151  26,133
   Michael S. Liss.......................................... 35,786,547 285,737
   Charles J. Mahoney....................................... 36,057,984  14,300
   Richard E. Sayers........................................ 36,058,984  13,300
   William Vrattos.......................................... 36,057,109  15,175

   There were no abstentions and no broker non-votes.


   (2) Approval of an Amendment to the Equity Incentive Plan, to increase the number of shares of common stock authorized under the Equity Incentive Plan to 12,644,000.

   The vote was 30,710,673 for, 643,192 against, and there were 115,436 abstentions. There were 4,602,983 broker non-votes.

   (3) Ratification of appointment of Arthur Andersen LLP as auditors.

   The vote was 36,044,330 for, 12,255 against, and there were 15,699 abstentions. There were no broker non-votes.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) The following documents are filed herewith as part of this Form 10-Q:

     None

   (b) The following report was filed on Form 8-K, under Item 5, during the quarter ended June 30, 2001:

     On May 23, 2001, a report was filed regarding an amendment to the stockholders agreement, dated as of January 31, 2001, by and among us and the stockholders listed therein.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIBERNET TELECOM GROUP, INC.

                                                    /s/ Jon A. DeLuca
                                          By:  ________________________________
                                          Name:  Jon A. DeLuca
                                          Title: Senior Vice President--Finance
                                                 Chief Financial Officer*

Date: August 14, 2001

* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

   We have reviewed the accompanying consolidated balance sheet of FiberNet Telecom Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                          /s/ Arthur Andersen LLP

New York, New York
July 13, 2001

                          FIBERNET TELECOM GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN 000'S)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $  1,046     $  1,582
  Accounts receivable, net............................     9,103       14,030
  Prepaid expenses and other..........................       575          960
                                                        --------     --------
    Total current assets..............................    10,724       16,572
Property, plant and equipment, net....................   153,852      126,114
Goodwill and intangibles, net.........................    66,651       69,057
Deferred charges, net.................................    12,664       14,293
Other assets..........................................       863        1,129
                                                        --------     --------
TOTAL ASSETS..........................................  $244,754     $227,165
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $ 13,124     $ 11,119
  Accrued expenses....................................     7,030       10,590
  Deferred revenues...................................    12,210       14,381
  Capital lease obligation--current portion...........       249          233
                                                        --------     --------
    Total current liabilities.........................    32,613       36,323
Notes payable, less discount..........................    64,333       45,836
Capital lease obligation..............................       595          723
                                                        --------     --------
    Total liabilities.................................    97,541       82,882
                                                        --------     --------
Stockholders' equity:
  Common Stock, $.001 par value, 150,000,000 shares
   authorized and 39,699,712 and 33,238,346 shares
   issued and outstanding, respectively...............       40          33
  Series C Voting Preferred Stock $.001 par value
   83,688 issued and outstanding (Preference in
   involuntary liquidation value, $1.50 per share)....      126         126
  Series D Preferred Stock $.001 par value, 329,158
   and 322,704 shares issued and outstanding,
   respectively. (Preference in involuntary
   liquidation value, $15.00 per share)...............   24,044      23,971
  Series E Preferred Stock $.001 par value, 330,610
   and 317,853 shares issued and outstanding,
   respectively. (Preference in involuntary
   liquidation value, $15.00 per share)...............   24,274      24,130
  Series F Preferred Stock $.001 par value, 391,144
   and 376,202 shares issued and outstanding,
   respectively. (Preference in involuntary
   liquidation value, $30.00 per share)...............   28,728      28,559
  Series H Preferred Stock $.001 par value, 458,166
   and 440,544 shares issued and outstanding,
   respectively. (Preference in involuntary
   liquidation value, $100.00 per share)..............   64,766      64,568
  Series I Preferred Stock $.001 par value, 67,008 and
   64,431 shares issued and outstanding, respectively.
   (Preference in involuntary liquidation value,
   $120.00 per share).................................   12,606       8,969
Additional paid in capital and other..................   173,776      146,719
Accumulated deficit...................................  (181,147)    (152,792)
                                                        --------     --------
    Total stockholders' equity........................   147,213      144,283
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $244,754     $227,165
                                                        ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                   (IN 000'S)

                                                         Six Months Ended
                                                             June 30,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
Revenues............................................  $    15,530  $     1,768
Operating expenses:
  Direct costs......................................        6,778          813
  Selling, general and administrative expenses......       19,689        9,793
  Stock related expense.............................       (1,282)       2,237
  Depreciation and amortization.....................        6,480        2,415
                                                      -----------  -----------
Total operating expenses............................       31,665       15,258
                                                      -----------  -----------
Loss from operations................................      (16,135)     (13,490)
Interest expense, net...............................        4,209        1,223
                                                      -----------  -----------
Net loss before extraordinary item..................      (20,344)     (14,713)
Extraordinary loss on early extinguishment of debt..       (7,398)         --
                                                      -----------  -----------
Net loss............................................      (27,742)     (14,713)
Preferred stock dividends...........................         (614)     (19,532)
                                                      -----------  -----------
Net loss applicable to common stockholders..........  $   (28,356) $   (34,245)
                                                      ===========  ===========
Net loss applicable to common stockholders per
 share--basic and diluted...........................  $     (0.74) $     (1.25)
Weighted average shares outstanding.................   38,581,411   27,453,872


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                   (IN 000'S)

                                                            Three Months
                                                                Ended
                                                              June 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Revenues..............................................  $    8,156  $    1,657
Operating expenses:
  Direct costs........................................       3,858         610
  Selling, general and administrative expenses........       9,793       5,502
  Stock related expense...............................      (1,146)        541
  Depreciation and amortization.......................       3,375       1,240
                                                        ----------  ----------
Total operating expenses..............................      15,880       7,893
                                                        ----------  ----------
Loss from operations..................................      (7,724)     (6,236)
Interest expense, net.................................       2,083       1,273
                                                        ----------  ----------
Net loss..............................................      (9,807)     (7,509)
Preferred stock dividends.............................         117     (16,680)
                                                        ----------  ----------
Net loss applicable to common stockholders............  $  ( 9,690) $  (24,189)
                                                        ==========  ==========
Net loss applicable to common stockholders per share--
 basic and diluted....................................  $   ( 0.24) $   ( 0.86)
Weighted average shares outstanding...................  39,697,604  28,094,644


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   (IN 000'S)

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Cash flows from operating activities:
  Net loss applicable to common stockholders................ $(28,356) $(34,245)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Extraordinary item......................................    7,398       --
    Depreciation and amortization...........................    6,480     2,415
    Preferred stock dividends...............................      614    19,532
    Stock related expense...................................   (1,282)    2,237
    Other non-cash expense..................................    2,666       918
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable, prepaid
       expenses and other assets............................    3,474    (3,279)
      Increase (decrease) in accounts payable, accrued
       expenses and deferred revenues.......................   (3,551)    1,948
                                                             --------  --------
Cash used in operating activities...........................  (12,557)  (10,474)
Cash flows from investing activities:
  Acquisition of Devnet L.L.C. .............................      --     (3,000)
  Capital expenditures......................................  (31,449)  (14,080)
                                                             --------  --------
Cash used in investing activities...........................  (31,449)  (17,080)
Cash flows from financing activities:
  Net proceeds from debt financings.........................   17,571    18,427
  Net proceeds from issuance of equity securities...........   26,011    23,300
  Repayment of capital lease obligation.....................     (112)      (98)
                                                             --------  --------
Cash provided by financing activities.......................   43,470    41,629
                                                             --------  --------
Net (decrease) increase in cash.............................     (536)   14,075
Cash at beginning of period.................................    1,582     9,512
                                                             --------  --------
Cash at end of period....................................... $  1,046  $ 23,587
                                                             ========  ========
Supplemental disclosures of cash flow information:
  Interest paid............................................. $  2,678  $     76
  Income taxes paid.........................................      --        --


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

                          FIBERNET TELECOM GROUP, INC.

                                  (UNAUDITED)


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

   The Company's operations and ability to grow may be affected by numerous factors, including the fact that the Company is an early-stage company operating in a new and rapidly evolving market; has experienced and will continue to experience operating losses, net losses and cash flow deficits; must make significant capital expenditures before generating operating profits, which may prove insufficient to justify those expenditures; must obtain additional carrier hotel lease agreements and maintain existing agreements in major carrier hotels; must obtain additional license agreements and leases with building owners for the installation of in-building network infrastructure; may require additional capital to complete the build-out of networks and fund other needs; and depends heavily on a limited number of real estate owners and developers. The Company cannot assure the successful completion of network construction; must increase the volume of traffic on the network; may need to expand or adapt its networks in the future in order to remain competitive; may be unable to obtain licenses for key third party software on commercially acceptable terms in the future; is dependent on key personnel; must attract and retain qualified professionals; may not be able to compete effectively in its highly competitive sector; and has outstanding debt which may limit its ability to borrow additional funds, restrict the use of cash flows, constrain its business strategy and cause the Company to be unable to meet its debt obligations.

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

   Computer software.................................................  3-5 Years
   Computer equipment................................................  3-5 Years
   Office equipment and fixtures..................................... 5-10 Years
   Leasehold improvements............................................ 9-15 Years
   Network equipment................................................. 5-10 Years
   Network infrastructure............................................ 5-20 Years

   Maintenance and repairs are expensed as incurred. Long-term improvements are capitalized as additions to property, plant and equipment.

                          FIBERNET TELECOM GROUP, INC.

                                  (UNAUDITED)


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

   The Company is currently evaluating the carrying value of certain long-lived assets, consisting primarily of $66.7 million of goodwill and intangibles on its balance sheet as of June 30, 2001. Pursuant to accounting rules, the majority of the goodwill and intangibles was recorded based upon the stock price at the time of the Company's acquisition of Devnet L.L.C. Downturns in the telecommunications industry and financial markets have created unique circumstances with regard to the assessment of goodwill. The Company may determine it is appropriate to record charges to reduce the carrying value of the unamortized goodwill and other long-lived assets, and such adjustments could represent a substantial portion of their carrying value.

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

   Communications access management services. FiberNet's access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the

                          FIBERNET TELECOM GROUP, INC.

                                  (UNAUDITED)

exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to retail, end-user tenants.

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

Concentration of Credit Risk

   The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of the financial condition of its customers. As of June 30, 2001, three customers in the aggregate accounted for 39.7% of the Company's total accounts receivable. For the six months ended June 30, 2001, three customers in the aggregate accounted for 60.3% of the Company's total revenues. The Company recorded an allowance for doubtful accounts of $2.1 million as of June 30, 2001.

Stock Option Plan

   The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Stock option grants to non-employees are accounted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The compensation expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

                          FIBERNET TELECOM GROUP, INC.

                                  (UNAUDITED)


Reclassifications

   Certain balances have been reclassified in the consolidated financial statements to conform to current presentation.

Segment Reporting

   The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to January 2001. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements, as the Company has not entered into any derivative instrument contracts.

   In June 2001, FASB issued SFAS No. 141, "Business Combinations", applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations. The adoption of SFAS No. 141 does not have a material impact on the consolidated financial statements of the Company.

   In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new standards of accounting for goodwill and intangible assets obtained in an acquisition. The Company is currently evaluating the effects of SFAS No. 142 which may have a material impact on the consolidated financial statements of the Company.

   The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FiberNet's annual report on Form 10-K for the fiscal year ended December 31, 2000.

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):

                                                          June 30,  December 31,
                                                            2001        2000
                                                          --------  ------------
   Computer software..................................... $  3,728    $  2,963
   Computer equipment....................................    2,939       1,926
   Leasehold improvements................................    1,356       1,111
   Office equipment and furniture........................      972         810
   Construction in progress..............................   60,896      52,876
   Network equipment and infrastructure..................   92,566      71,322
                                                          --------    --------
                                                           162,457     131,008
   Accumulated depreciation..............................   (8,605)     (4,894)
                                                          --------    --------
   Property, plant and equipment, net.................... $153,852    $126,114
                                                          ========    ========