Form 10-Q
period 2001-09-30
FIBERNET TELECOM GROUP INC\
filed 2001-11-14
CIK 1001868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

         The number of shares outstanding of the issuer's common stock, as of November 14, 2001, was 40,464,984 shares of Common Stock, $.001 par value.

================================================================================

                                      INDEX

                                                                                                             Page
                                                                                                             ----

PART I.       FINANCIAL INFORMATION ........................................................................      1
Item 1.       Consolidated Financial Statements
              Report of Independent Public Accountants .....................................................     10
              Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ...................     11
              Consolidated Statements of Operations for the nine months ended September 30, 2001 and
              2000 .........................................................................................     12
              Consolidated Statements of Operations for the three months ended September 30, 2001 and
              2000 .........................................................................................     13
              Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and
              2000 .........................................................................................     14
              Notes to Consolidated Financial Statements ...................................................     15
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations ........      1
Item 3        Quantitative and Qualitative Disclosures About Market Risk ...................................      7
PART II.      OTHER INFORMATION ............................................................................      8

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

     We began operating our first metropolitan network in New York City in January 2000, and we began deploying our infrastructure in Chicago and Los Angeles in the fourth quarter of 2000. As of September 30, 2001, we had accomplished the following:

o We deployed fiber-optic transport infrastructure in nine major carrier hotels in the New York metropolitan area, including 60 Hudson Street and 111 Eighth Avenue, six major carrier hotels in Los Angeles and one major carrier hotel in Chicago.

o We have deployed our advanced, vertical in-building networks, known as FiberNet In-Building Networks, or FINs, in 13 office buildings in New York City and seven in Chicago.

o We have 80 customers and have entered into 98 interconnection agreements with existing and potential customers, establishing the basis for purchase orders from them.

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

Factors Affecting Future Operations

     Revenues. We generate revenues from selling network capacity and related services to other communications service providers. The majority of our revenues are generated on a monthly recurring basis under long-term contracts, typically one to five years in length. Most of our customers are obligated to make minimum payments for the utilization of our networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

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

     Currently our colocation and access services produce approximately one third of our revenues. In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access services. In addition, we typically require our customers to make minimum commitments for transport services to utilize the inherent operating leverage in our networks.

     Pursuant to the terms of certain of our sales agreements, we submit invoices to customers for the full contract value at the inception of the contract term. We recognize the revenues ratably over the full contract term as the services are provided, regardless of when a customer is invoiced for our services. As a result, we record deferred revenues for amounts invoiced but not yet recognized as revenues.

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

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues. Revenues for the nine months ended September 30, 2001 were $23.2 million compared to $6.4 million for the nine months ended September 30, 2000, a $16.8 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the nine months ended September 30, 2001 and 2000, we recognized $15.1 million and $4.8 million in transport services, $3.1 million and $1.1 million in colocation services and $5.0 million and $0.5 million in communications access management and other services, respectively. During this nine-month period ending September 30, 2001, three of our customers, 360networks, Qwest and Network Plus accounted for approximately 57.1% of our revenues. We expect such customer concentration to diminish as we continue to expand our operations and diversify our customer base.

         Direct Costs. Direct costs for the nine months ended September 30, 2001 were $10.5 million compared to $2.9 million for the nine months ended September 30, 2000. The increase of $7.6 million was due to expenses associated with the expansion of our network facilities. The majority of our direct costs are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other direct costs include license fees, maintenance and repair costs, and professional fees.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $27.9 million compared to $16.0 million for the nine months ended September 30, 2000. This increase is consistent with the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. Prospectively, we expect to experience a decrease in selling, general and administrative expenses compared to the current period, as a result of the cost reduction initiatives that we have implemented, including a significant reduction in headcount.

         Stock Related Expense. Stock related expense for the nine months ended September 30, 2001 was approximately $(1.3) compared to $2.8 million for the same period ending September 30, 2000. This non-cash expense relates to the granting of stock options to our employees. The amount for the current period reflects a reversal of a previously recorded expense. This reversal is due to a decline in the price per share of our common stock since the beginning of the current period.

         Impairment of Goodwill. During the nine months ended September 30, 2001, we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in July 2000, in the amount of $56.5 million. We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No impairment of goodwill was recorded during the nine months ended September 30, 2000.

         Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2001 was $11.4 million compared to $5.1 million for the nine months ended September 30, 2000. The increase resulted from commencement of the depreciation of network related fixed assets that were placed into service.

         Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2001 was $6.5 million compared to $2.9 million of interest expense, net for the nine months ended September 30, 2000. Interest expense was generated as a result of borrowings under our senior secured credit facility and outstanding capital lease obligations.

         Preferred Stock Dividends. For the nine months ended September 30, 2001, we paid and accrued $0.7 million for preferred stock dividends, compared to $9.4 million paid and accrued for the nine months ending September 30, 2000, based on the closing price per share of our common stock at the end of the period. This decrease in the amount paid and accrued is due to a decline in the price per share of our common stock since the prior period. Dividends on all of our series of preferred stock are non-cash, payable in the form of additional shares of each respective series of preferred stock. All of the series of preferred stock are convertible into shares of our common stock. The liquidation value of all of the dividends paid and accrued for the nine months ended September 30, 2001 is $4.3 million. Included in the prior period, we also recorded a beneficial conversion feature of $27.6 million upon the issuance of our series G, H and I preferred stock.

      Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $96.3 million for the nine months ended September 30, 2001 compared to a loss of $60.4 million for the nine months ended September 30, 2000. Included in the results for the current period are two non-recurring items: a non-cash charge of $56.5 million for the impairment of goodwill and a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001. In addition, expenses increased in the current period due to the expansion of our operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Revenues. Revenues for the three months ended September 30, 2001 were $7.7 million compared to $4.6 for the three months ended September 30, 2000, a $3.1 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended September 30, 2001 and September 30, 2000, we recognized $4.7 million and $3.5 million in transport services, $1.4 million and $0.6 million in colocation services and $1.6 million and $0.5 million in communications access management and other services, respectively. During the three-month period ending September 30, 2001, three of our customers, 360networks, Qwest and Network Plus, accounted for approximately 50.6% of our revenues. We expect such customer concentration to diminish as we further expand our operations and diversify our customer base.

      Direct Costs. Direct costs for the three months ended September 30, 2001 were $3.7 million compared to $2.1 million for the three months ended September 30, 2000. The increase of $1.6 million was due to expenses associated with the expansion of our network facilities. The majority of our direct costs are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other direct costs include license fees, maintenance and repair costs, and professional fees.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 were $8.2 million compared to $6.2 million for the three months ended September 30, 2000. This increase is consistent with the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. Prospectively, we expect to experience a decrease in selling, general and administrative expenses compared to the current period, as a result of the cost reduction initiatives that we have implemented, including a significant reduction in headcount.

      Stock Related Expense. Stock related expense for the three months ended September 30, 2001 was approximately $7,000 compared to $0.5 million for the three months ended September 30, 2000. This non-cash expense relates to the granting of stock options to our employees. The decrease is due to a decline in the price per share of our common stock since the prior period.

      Impairment of Goodwill. During the three months ended September 30, 2001, we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in July 2000, in the amount of $56.5 million. We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No impairment of goodwill was recorded during the three months ended September 30, 2000.

      Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2001 was $4.9 million compared to $2.7 million of depreciation and amortization expense for the three months ended September 30, 2000. The increase resulted from commencement of the depreciation of network related fixed assets that were placed into service.

      Interest Expense, Net. Interest expense, net for the three months ended September 30, 2001 was $2.3 million compared to $1.6 million of interest expense, net for the three months ended September 30, 2000. Interest expense was generated as a result of borrowings under our senior secured credit facility and outstanding capital lease obligations.

      Preferred Stock Dividends. For the three months ended September 30, 2001, we recorded an accrual of approximately $71,000 compared to $3.9 million for the three-month period ending September 30, 2000. This decrease in the amount accrued is due to a decline in the price per share of our common stock since the prior period. Dividends on all of our series of preferred stock are non-cash, payable in the form of additional shares of each respective series of preferred stock. All of the series of preferred stock are convertible into shares of our common stock. The liquidation value of all of the dividends accrued for the three months ended September 30, 2001 is $1.5 million. Included in the prior period, we also recorded a beneficial conversion feature of $13.6 million upon the issuance of our series H and I preferred stock.

      Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $68.0 million for the three months ended September 30, 2001 compared to a loss of $26.2 million for the three months ended September 30, 2000. The change was primarily a result of the non-cash charge of $56.5 million for the impairment of goodwill and increased expenses in the current period due to the expansion of our operations.

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

      To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA loss (as defined below) and a net loss applicable to common stockholders for the nine months ended September 30, 2001 of $15.2 million and $96.3 million, respectively, compared to $12.6 million and $60.4 million, respectively, for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, cash used to fund operating activities was $16.1 million, and cash purchases of property, plant and equipment were $43.7 million, compared to $13.4 million and $51.5 million, respectively, for the nine months ended September 30, 2000.

      During the nine months ended September 30, 2001, we received $67.4 million in net cash proceeds from financing activities. On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. Net proceeds from the issuance of equity securities during the nine months ended September 30, 2001 were $26.0 million

      On February 9, 2001, we increased our existing credit facility with Deutsche Bank AG New York Branch, Deutsche Banc Alex. Brown Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders from $75.0 million to $105.0 million. The maturity of the credit facility was extended to six years from four and one-half years, and the initial interest rate was lowered to LIBOR + 4.5% from LIBOR + 6.0%. In connection with this amended credit facility, we issued warrants to purchase an additional 454,409 shares of our common stock at a purchase price of $8.00 per share. In addition, as part of the amendment of our credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $8.00 per share.

      As of September 30, 2001 the outstanding borrowings under our credit facility were $95.0 million, and the weighted average interest rate on our outstanding borrowings under the facility was 8.1%. Additionally, we were in full compliance with all of the covenants contained in the credit agreement underlying the facility.

      As of November 14, 2001 we are eligible to sell an additional $121.8 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. We recently executed a commitment letter, that is subject to certain conditions, with an existing institutional investor to provide up to $8 million in equity capital through three closings over the next seven months. We expect the initial part of this transaction to close in the next few weeks. However, there can be no assurance that we will be able to successfully consummate this financing.

      We anticipate spending approximately between $47.0 and $52.0 million during the fiscal year 2001 for the deployment of our FINs, expansion of our metropolitan transport networks, the development of additional carrier hotel facilities and other network programs and management systems. Our planned operations may require significant additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all.

      EBITDA, as discussed above, is defined as net loss before income taxes and minority interest, interest expense, interest income, depreciation and amortization, stock related expense and other non-cash, non-recurring charges. EBITDA is commonly used in the communications industry and by financial analysts, and others who follow the industry, to measure operating performance. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities, both of which are determined in accordance with generally accepted accounting principles, or as a measure of liquidity. Because it is not calculated under generally accepted accounting principles, our EBITDA may not be comparable to similarly titled measures used by other companies.

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

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following documents are filed herewith as part of this Form 10-Q:

               None.

         (b) The following reports were filed on Form 8-K during the quarter ended September 30, 2001:

               None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001             FIBERNET TELECOM GROUP, INC.

                                    By:     /s/   JON A. DELUCA
                                        ------------------------------------
                                    Name:   Jon A. DeLuca
                                    Title:  Senior Vice President - Finance
                                            Chief Financial Officer*

* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of FiberNet Telecom Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                             /s/   ARTHUR ANDERSEN LLP

New York, New York
October 12, 2001

                          FIBERNET TELECOM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                                                                                       September 30,    December 31,
                                                                                                           2001             2000
                                                                                                        -----------     -----------
                                                                                                        (Unaudited)
                                         ASSETS

Current assets:
     Cash and cash equivalents ...................................................................       $   9,220        $   1,582
     Accounts receivable, net ....................................................................           3,395           14,030
     Prepaid expenses and other ..................................................................             489              960
                                                                                                         ---------        ---------
          Total current assets ...................................................................          13,104           16,572
Property, plant and equipment, net ...............................................................         162,231          126,114
Goodwill and intangibles, net ....................................................................           7,654           69,057
Deferred charges, net ............................................................................          12,330           14,293
Other assets .....................................................................................             556            1,129
                                                                                                         ---------        ---------
TOTAL ASSETS .....................................................................................       $ 195,875        $ 227,165
                                                                                                         =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................................................       $  10,615        $  11,119
     Accrued expenses ............................................................................           9,672           10,590
     Deferred revenues ...........................................................................           6,928           14,381
     Capital lease obligation--current portion ...................................................             251              233
                                                                                                         ---------        ---------
          Total current liabilities ..............................................................          27,466           36,323
Notes payable, less discount .....................................................................          88,631           45,836
Capital lease obligation .........................................................................             534              723
                                                                                                         ---------        ---------
          Total liabilities ......................................................................         116,631           82,882
                                                                                                         ---------        ---------
Stockholders' equity:
     Common Stock, $.001 par value, 150,000,000 shares authorized
        and 40,464,984 and 33,238,346 shares issued and outstanding, respectively ................              40               33
     Series C Voting Preferred Stock $.001 par value 78,960 and 83,688 issued and outstanding (Preference in involuntary liquidation value, $1.50
        per share) ...............................................................................             118              126
     Series D Preferred Stock $.001 par value, 329,158 and 322,704 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $15.00 per share) ........................................................................          24,044           23,971
     Series E Preferred Stock $.001 par value, 291,678 and 317,853 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $15.00 per share) ........................................................................          21,418           24,130
     Series F Preferred Stock $.001 par value, 362,943 and 376,202 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $30.00 per share) ........................................................................          26,651           28,559
     Series H Preferred Stock $.001 par value, 458,166 and 440,544 shares issued and outstanding, respectively. (Preference in involuntary liquidation value, $100.00
        per share) ...............................................................................          64,767           64,568
     Series I Preferred Stock $.001 par value, 67,008 and 64,431 shares issued and outstanding, respectively. (Preference in involuntary liquidation value, $120.00
        per share) ...............................................................................          12,606            8,969
     Additional paid in capital and other ........................................................         178,724          146,719
     Accumulated deficit .........................................................................        (249,124)        (152,792)
                                                                                                         ---------        ---------
          Total stockholders' equity .............................................................          79,244          144,283
                                                                                                         ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................................       $ 195,875        $ 227,165
                                                                                                         =========        =========


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000'S)

                                   (UNAUDITED)

                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                        2001                  2000
                                                                                                        ----                  ----
Revenues ...............................................................................         $     23,203          $      6,366
Operating expenses:
      Direct costs .....................................................................               10,495                 2,940
      Selling, general and administrative expenses .....................................               27,881                16,027
      Stock related expense ............................................................               (1,275)                2,777
      Impairment of goodwill ............................................................              56,467                  --
      Depreciation and amortization ....................................................               11,387                 5,134
                                                                                                 ------------          ------------
Total operating expenses ...............................................................              104,955                26,878
                                                                                                 ------------          ------------
Loss from operations ...................................................................              (81,752)              (20,512)
Interest expense, net ..................................................................                6,498                 2,851
                                                                                                 ------------          ------------
Net loss before extraordinary item .....................................................              (88,250)              (23,363)
Extraordinary loss on early extinguishment of debt .....................................                7,398                  --
                                                                                                 ------------          ------------
Net loss ...............................................................................              (95,648)              (23,363)
Preferred stock dividends ..............................................................                  684                37,049
                                                                                                 ------------          ------------
Net loss applicable to common stockholders .............................................         $    (96,332)         $    (60,412)
                                                                                                 ============          ============
Net loss applicable to common stockholders per share--basic and diluted ................         $      (2.46)         $      (2.11)
Weighted average shares outstanding ....................................................           39,179,999            28,641,519






 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000'S)

                                   (UNAUDITED)

                                                                                                    Three Months Ended September 30,
                                                                                                    --------------------------------
                                                                                                        2001                  2000
                                                                                                        ----                  ----
Revenues ...............................................................................         $      7,674          $      4,599
Operating expenses:
     Direct costs ......................................................................                3,717                 2,128
     Selling, general and administrative expenses ......................................                8,192                 6,235
     Stock related expense .............................................................                    7                   541
     Impairment of goodwill ............................................................               56,467                  --
     Depreciation and amortization .....................................................                4,907                 2,719
                                                                                                 ------------          ------------
Total operating expenses ...............................................................               73,290                11,623
                                                                                                 ------------          ------------
Loss from operations ...................................................................              (65,616)               (7,024)
Interest expense, net ..................................................................                2,289                 1,626
                                                                                                 ------------          ------------
Net loss ...............................................................................              (67,905)               (8,650)
Preferred stock dividends ..............................................................                   71                17,517
                                                                                                 ------------          ------------
Net loss applicable to common stockholders .............................................         $    (67,976)         $    (26,167)
                                                                                                 ============          ============
Net loss applicable to common stockholders per share--basic and diluted ................         $    ( 1.70)          $     ( 0.84)
Weighted average shares outstanding ....................................................           39,891,975            30,990,996






The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                   (UNAUDITED)

                                                                                                                Nine Months Ended
                                                                                                                  September 30,
                                                                                                                  -------------
                                                                                                              2001            2000
                                                                                                              ----            ----
Cash flows from operating activities:
     Net loss applicable to common stockholders ....................................................       $(96,332)       $(60,412)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Extraordinary item .......................................................................          7,398            --
          Impairment of goodwill ...................................................................         56,467            --
          Depreciation and amortization ............................................................         11,387           5,134
          Preferred stock dividends ................................................................            684          37,049
          Stock related expense ....................................................................         (1,275)          2,777
          Other non-cash expense ...................................................................          3,627           1,761
          Change in assets and liabilities:
               (Increase) decrease in accounts receivable, prepaid expenses and other
                  assets ...........................................................................          9,290          (3,826)
               Increase (decrease) in accounts payable, accrued expenses and deferred
                  revenues .........................................................................         (7,342)          4,155
                                                                                                           --------        --------
Cash used in operating activities ..................................................................        (16,096)        (13,362)
Cash flows from investing activities:
     Acquisition of Devnet, LLC - net of cash received .............................................           --           (17,715)
     Capital expenditures ..........................................................................        (43,678)        (51,516)
                                                                                                           --------        --------
Cash used in investing activities ..................................................................        (43,678)        (69,231)
Cash flows from financing activities:
     Net proceeds from debt financings .............................................................         41,572          30,960
     Net proceeds from issuance of equity securities ...............................................         26,011          52,419
     Repayment of capital lease obligation .........................................................           (171)           (150)
                                                                                                           --------        --------
Cash provided by financing activities ..............................................................         67,412          83,229
                                                                                                           --------        --------
Net increase in cash ...............................................................................          7,638             636
Cash at beginning of period ........................................................................          1,582           9,512
                                                                                                           --------        --------
Cash at end of period ..............................................................................       $  9,220        $ 10,148
                                                                                                           ========        ========
Supplemental disclosures of cash flow information:
     Interest paid .................................................................................       $  4,189        $    464
     Income taxes paid .............................................................................           --              --



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

     FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and Devnet, LLC ("Devnet"), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The interim unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, LLC, FiberNet Telecom, Inc., FiberNet Equal Access, LLC and Local Fiber, LLC and have been prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated.

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

     Computer software ...................................      3-5 Years
     Computer equipment ..................................      3-5 Years
     Office equipment and fixtures .......................      5-10 Years
     Leasehold improvements ..............................      9-15 Years
     Network equipment ...................................      5-10 Years
     Network infrastructure ..............................      5-20 Years

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

Revenue Recognition

     FiberNet generates revenues from selling network capacity and related services to other communications service providers. The majority of the Company's revenues are generated on a monthly recurring basis under long-term contracts, typically one to five years in length. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

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

    Communications access management services. FiberNet's access management services include providing its customers with the non- exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to retail, end-user tenants.

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

Concentration of Credit Risk

     The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of the financial condition its customers. As of September 30, 2001, two customers in the aggregate accounted for 42.0% of the Company's total accounts receivable. For the nine months ended September 30, 2001, three customers in the aggregate accounted for 57.1% of the Company's total revenues. The Company recorded an allowance for doubtful accounts of $2.5 million as of September 30, 2001.

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

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new standards of accounting for goodwill and intangible assets obtained in an acquisition. We do not expect the adoption of SFAS No. 142 to have a material impact on the consolidated financial statements of the Company.

    The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FiberNet's annual report on Form 10-K for the fiscal year ended December 31, 2000.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (dollars in thousands):

                                                   September 30,  December 31,
                                                       2001          2000
                                                       -----         ----
     Computer software ........................    $   3,674     $   2,963
     Computer equipment .......................        2,957         1,926
     Leasehold improvements ...................        1,324         1,111
     Office equipment and furniture ...........          972           810
     Construction in progress .................        2,887        52,876
     Network equipment and infrastructure .....      162,570        71,322
                                                   ---------     ---------
                                                     174,384       131,008
     Accumulated depreciation .................      (12,153)       (4,894)
                                                   ---------     ---------
     Property, plant and equipment, net .......    $ 162,231     $ 126,114
                                                   =========     =========


4.   IMPAIRMENT OF GOODWILL

     As discussed in the Form 10-Q for the quarter ended June 30, 2001, the Company has evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from the Company's acquisition of Devnet. Pursuant to APB Opinion No. 16, "Business Combinations", the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. The Company reviews the carrying value of long-lived assets including goodwill, deferred charges and property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

     An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", due to the negative industry and economic trends affecting certain of the Company's current operations and expected future sales, as well as the general decline in the valuations of telecommunications companies. The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

     As a result, the Company recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined based on undiscounted future cash flows from properties associated with the purchase of Devnet.