Form 10-K
period 2001-12-31
FIBERNET TELECOM GROUP INC\
filed 2002-03-01
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non- affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 25, 2002, was $6,629,204, based on the last sale price as reported by the Nasdaq National Market System.

         The number of shares outstanding of the registrant's common stock, as of February 25, 2002, was 62,246,264 shares of Common Stock, $.001 par value.

                      Documents Incorporated by Reference:

         Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to service providers in major metropolitan areas. These networks provide an advanced, high bandwidth fiber-optic solution to support the demand for network capacity in the local loop. We provide optical transport within and between carrier hotels, which are facilities where service providers exchange and route communications traffic, as well as optical transport from carrier hotels to tenants in commercial office buildings. Our networks support multiple transmission protocols including synchronous optical network, or SONET, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP. We are currently operating in the three gateway markets of New York, Chicago and Los Angeles.

Industry Background

Increased Communications Traffic and Demand for Network Capacity

     Over the past several years, there has been significant growth in the use of communications services, including Internet access, electronic commerce, streaming video and virtual private networks. As a result of the deregulation of the communications industry, these broadband applications are being provided by a number of new service providers. This rapid increase in bandwidth intensive data applications and providers of these services has resulted in additional demand for transmission capacity on communications networks and additional significant capacity to the national telecom infrastructure. In addition, more businesses are relying on communications services to conduct mission critical operations, increasing the need for greater network reliability, security and speed.

     In the past year, however, general economic weakness has severely impacted the telecom industry in particular. The expected demand for broadband connectivity has not been realized in many segments of the market. As a result there has been an industry-wide slowdown in capital spending and a large number of industry related bankruptcy filings, which have contributed to the financial distress that many companies in the communication industry are currently experiencing.

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

     Local Loop Networks. The role of networks in metropolitan areas is to transport large volumes of traffic delivered by long-haul networks, as well as traffic generated in the local loop, between carrier interconnection points and end-user locations. Existing metropolitan networks mainly consist of copper infrastructure installed by incumbent local exchange carriers, or ILECs, and regional Bell operating companies, or RBOCs. These legacy networks were built for voice traffic and cannot support the increasing volumes of data intensive traffic being generated in the local loop. This same infrastructure was deployed to connect the central equipment rooms of commercial office buildings to metropolitan networks and to provide connectivity within buildings, from central equipment rooms to the individual tenant offices. In contrast to this legacy infrastructure, most tenants within individual commercial offices have deployed high-capacity local area networks, or LANs, which have abundant network capacity.

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

Needs of Building Owners

         In-Building Communications Infrastructure. We believe that having technologically advanced communications infrastructure in a commercial office building may give property owners a sales advantage in attracting and retaining quality tenants and increases the market value of the building. Many tenants in commercial office buildings are sophisticated, bandwidth-intensive enterprises. We believe that building owners may need to provide state-of-the-art communications infrastructure capable of delivering high-bandwidth communications services for these tenants. The communications infrastructure should be readily accessible to all tenants without limiting their choice of service providers.

         Overall Management of Communications Infrastructure. While upgrading the communications infrastructure and maximizing tenant choice for broadband services is a priority for building owners, the overall management of this process is time consuming and complicated. Many building owners desire a partner to manage the process of upgrading the infrastructure and the relationships with individual service providers seeking access to the tenants in the building.

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

         Full Range of Services. In our markets, our carrier point facilities, metropolitan transport networks and FiberNet in-building networks, or FINs, will offer service providers cost-effective access to complete optical local loop networks. Our carrier-to-carrier transport services provide fiber-optic connectivity to carriers between and within carrier hotels. Our carrier-to-customer transport services provide fiber-optic transport between carrier points and on-net buildings in which we have deployed our FINs. By offering both of these transport services, we believe that we can meet a service providers' end-to-end connectivity needs.

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

         State-of-the-Art Network Architecture. In order to provide high quality local loop network services to our customers, we are deploying what we believe to be the most advanced all-optical local loop network architecture available. Features of this state-of-the-art network architecture include:

         . the use of optical networking equipment that can transmit data at the highest speeds currently commercially available;


         . dense wave division multiplexing equipment that is capable of increasing the transmission capacities of each fiber-optic strand in our networks;

         . an open architecture that supports new broadband technologies and multiple transmission protocols, including SONET, Ethernet,

                   Frame Relay, ATM and IP, to meet our service provider customers' evolving demands;

              . multiple fibers laid in interconnecting circles, or ring architectures, over which traffic can be routed in a different direction or to a different fiber if there is a break in one of the rings, creating networks that are fully redundant and self-healing; and

              . optical networks that enable our customers to monitor services on our networks as if the networks were their own.

         Rapid Provisioning of Services. Our optical local loop network gives us the ability to remotely provision new circuits within ten business days through our centralized network operations center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers' growing bandwidth requirements. Our customers can order capacity with minimal lead time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers' decisions to work with us.

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

Our Strategy

         Our goal is to be the preferred facilities-based provider of wholesale metropolitan fiber-optic network capacity in our markets. We intend to serve select, commercial office properties and major carrier hotels in our markets with carrier neutral, end-to-end, optical connectivity that enables our customers to provide next generation services and applications to end-users and to rapidly interconnect their own networks. Our strategy for achieving these goals includes the following key elements:

         Establish our position as a leading provider of connectivity to carrier hotels. We have deployed fiber optic transport infrastructure in ten major carrier hotels in New York City, four major carrier hotels in Los Angeles and one major carrier hotel in Chicago. By establishing our presence in multiple carrier hotels, we hope to expand the geographic reach of our networks and increase the size of our addressable market. In addition, this presence increases our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

         Develop our position as a leading operator of meet-me-rooms within carrier hotels. We intend to open meet-me-rooms in major carrier hotels to provide our carrier customers with a central location to cross connect with one another in a secure, rapid and cost-efficient manner. To date, we have established a meet-me room in 60 Hudson Street, one of the premier carrier hotels in the world.

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

         We believe that due to our wholesale strategy we have a broader potential customer base than our competitors. Our potential customers include ILECs, RBOCs, competitive local exchange carriers, or CLECs, BLECs, inter-exchange carriers, or IXCs, Internet service providers, or ISPs, application service providers, or ASPs, and integrated communications providers, or ICPs. We intend to strengthen our relationships with our existing customers and actively market our service offerings to this broad range of new customers. As of December 31, 2001, we had 88 customers, including 360networks, Arbinet-thexchange, AT&T, BellSouth, Broadwing, Cogent Communications, Con Edison Communications, Deutsche Telekom, Dynegy, Flag Telecom, France Telecom, Genuity, Level 3, Network Plus, NTT/Verio, Qwest, Sprint, Universal Access, Verizon, Winstar, XO Communications and Yipes.

         Develop the platforms that enable our customers to offer new revenue-generating communications services to their end-users. We believe that as technology continues to develop, there will potentially be opportunities for our customers to provide new services. To keep pace with this anticipated demand, we will continue to ensure that our network architecture provides the connectivity, scalability, performance and flexibility necessary for the rapid introduction of new services. We regularly test equipment with the intention of adopting new technologies that can be integrated into our networks to improve performance and decrease the cost of operating our network.

Our Services

         Our services are designed to provide communications transport and colocation within our markets, and communications access management and infrastructure in markets nationwide:

Transport

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

         Carrier-to-Customer Transport. Our carrier-to-customer transport services provide our customers with connectivity from the carrier hotels where their communications traffic is aggregated to their end-user customers in our on-net buildings. We transport their data from carrier hotels, via our metropolitan transport networks, to the central equipment rooms that we establish in the basements of our on-net buildings. Once in the central equipment room, the data is transferred from our metropolitan transport network onto our FIN and routed to the appropriate floor of the on-net building, where the end-user is located.

         Meet-Me-Room Cross Connections. At 60 Hudson Street, one of the premier carrier hotels in the world, our meet-me-room provides a centralized, carrier-class cross connection facility. This facility enables us to offer our customers a single room within the carrier hotel where they can cross connect with one another in a secure, rapid and cost-effective manner.

Colocation

         In select carrier hotels and buildings, we offer our customers racks, cabinets, or cages where they can locate their networking equipment. We also offer ancillary services, including AC/DC power, fire protection, security, network maintenance and heating, ventilation and air conditioning, or HVAC.

Communications Access Management

         In certain on-net and off-net buildings, we obtain the exclusive right to manage the communications access and infrastructure for the buildings. We then enter into agreements with service providers giving them non-exclusive rights to provide services to tenants in the buildings. The term of our contracts with service providers typically ranges from one month to one year.

Network Design and Architecture

         We have and will continue to design, develop and construct networks for carrier-to-carrier and carrier-to-customer transport in our markets. Our networks have five components: carrier point facilities, meet-me-rooms, metropolitan transport networks, FINs and a NOC.

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

         Our primary carrier point facilities in New York City are located in 60 Hudson Street and 111 8th Avenue. We have established eight other secondary carrier point facilities in New York City, Long Island and New Jersey, which we have connected to both 60 Hudson Street and 111 8th Avenue via our metropolitan transport networks. Our primary carrier point facility in Chicago is located at 600 South Federal Street, and our primary carrier point facility in Los Angeles is located at 707 Wilshire Boulevard. Until recently, we had five secondary carrier point facilities in Los Angeles. Due to the economic slowdown and a rationalization of our facilities and network infrastructure, we have recently closed two of these facilities. By establishing our presence in multiple carrier hotels we increased our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers. Although we have no present plans to add additional carrier point facilities, we continually monitor and evaluate each of our markets to assess the viability of our existing facilities and to determine if the development of additional facilities is warranted.

         At our primary sites we offer colocation facilities in addition to transport and interconnection services. The cost of constructing a primary carrier point facility generally ranges from $3 million to $5 million, and a secondary carrier point facility, without colocation facilities, generally ranges from $500,000 to $1.5 million. In certain of our secondary carrier point facilities, we have colocated in other carriers' facilities.

Meet-Me-Room

         Our meet-me-room at 60 Hudson Street offers standardized colocation cabinets and customized cages for carriers to house their mission critical telecommunications equipment in a secure, environmentally controlled environment. All of the colocation units are connected to a central cross connection area within the meet-me-room with optical, coaxial or copper terminations, allowing our customers to connect their networks in an organized, rapid and cost-efficient manner with carrier-class reliability.

         Occupants of our meet-me-room have access to our vertical in-building network within 60 Hudson Street and to our metropolitan transport network, which connects them with other carrier hotels and our on-net buildings. We are exploring opportunities to develop additional meet-me-rooms in other carrier hotels.

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

         Our existing metropolitan transport networks consists of OC-48 and OC-192 SONET rings deployed in midtown Manhattan, downtown Manhattan, New York/Long Island, New York/New Jersey, Chicago and Los Angeles. In the future, we may establish additional metropolitan transport networks in additional markets, if we determine that there is a need for additional capacity.

         Our networks typically transmit data at 2.5 gigabits per second, or Gbps, (OC-48) and, at times, up to 10.0 Gbps (OC-192). We use dense wave division multiplexing technology to increase capacity on our networks. Dense wave division multiplexing can increase the bandwidth of a single fiber-optic strand by transmitting signals on up to 32 different wavelengths of light on a single fiber, therefore enabling the transmission of up to 32 times more information on an existing fiber-optic strand.

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

         The total cost for installing a FIN typically ranges from approximately $400,000 to $1,000,000. We are committed to building the most secure, reliable fiber-optic systems that adhere to the highest technical standards in the industry. We strive to provide a system that is flexible and expandable and able to meet the needs of our customers. To date, we have constructed our FINs in 20 buildings in New York and Chicago. We are not currently considering the deployment of additional FINs.

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

    . Redundant, vertical riser system. We configure, install, own and manage a fiber-optic network in the building's vertical riser system. We believe our FINs are designed to ensure reliability and scalability. By deploying over one hundred strands of fiber in dual risers, our FINs allow for redundant fiber paths in a ring architecture. Our FINs generally extend from the central equipment room in the basement of the building throughout the building.

Network Operations Center

         We monitor and manage traffic on our networks from our NOC located in Newark, New Jersey using Portal, Preside and MetaSolv TBS software. Our NOC enables us to provision circuits to any point on our networks and to provide timely customer support and maintenance from a centralized location. Our networks are monitored and maintained 24 hours a day, 7 days a week. Our customers are also able to monitor their traffic on our networks using our network management technology.

Real Estate

         On-net buildings. In buildings that we have identified as on-net buildings, we sign a license agreement with the building owner or manager for the installation of a FIN. Our licenses generally give us the exclusive right to install and operate a central distribution system to provide wholesale transport services in the building. However, ILECs and RBOCs may resell their existing infrastructure, which they have the right to upgrade, in the building, and other communications providers may deploy their own infrastructure to provide retail services to any tenant requesting services from the provider. In addition, in some instances service providers may have pre-existing license agreements in our buildings, which allow these providers to install and possibly expand their network infrastructure in our buildings. Our typical on-net license agreement has an initial term of 15 years, with renewal options of up to 10 years. We have installed FINs in 20 on-net buildings. We have licenses to build FINs in a total of 35 buildings, although we do not presently plan on installing any additional FINs.

         Off-net buildings. In buildings that we select as off-net buildings, we enter into license agreements with the owners or managers for the exclusive right to manage access and infrastructure in the building. The agreement does, however, allow for the continuation of any pre-existing communications service agreements between the building owner or manager and other communications providers for the installation of communications networks in the building. Our typical off-net license agreement is for an initial term of five years, with renewal options of up to 15 years. Once the license agreement has been executed, we enter into agreements with communications service providers, giving them non-exclusive access to provide services in the building. We currently have contracts to manage the communications infrastructure in approximately 165 off-net buildings, after recently terminating our agreements for approximately 20 other off-net buildings that we determined were no longer economically viable.

Sales and Marketing Strategy

         Sales. We sell network access to other service providers through our direct sales force. Our sales team is comprised of representatives that have significant expertise in, and knowledge of, the wholesale communications market. Several of our sales representatives have had extensive work experience with British Telecom, AT&T and other major carriers. By using a direct sales strategy, we provide the personal attention and high quality of service that our customers require.

         Marketing. Our marketing strategy is focused on building relationships with our customers, our real estate partners, and tenants in our on-net and off-net buildings. We believe that all segments benefit from targeted advertising, public relations efforts, promotional materials, event marketing and personal selling techniques. In addition, we have marketing activities directed specifically to each of our constituent markets. These activities include:

         . Service Providers. We support industry organizations, participate in conferences, tradeshows and seminars, prepare personalized presentations and engage in direct marketing.

         . Real Estate Community. We belong to and sponsor membership associations, trade shows, conferences and other special events.

         . Tenant Appreciation Programs. We circulate a quarterly newsletter to tenants in our buildings, and co-sponsor in-building events with carriers that sell directly to tenants. We believe that if tenants are aware of the capacity, reliability and security of our FINs, they will be more likely to select carriers using our networks to provide their communications services.

Customers

         We have a broad target customer base that includes ILECs, RBOCs, CLECs, IXCs, ISPs, ASPs and ICPs. Our technologically advanced fiber-optic infrastructure meets the needs not just of small- and medium-sized business end-users, but also large corporate end-users. This expands the size of our addressable market beyond that of traditional CLECs, which are generally focused on the small- and medium-sized business market opportunity. We enter into contracts with our customers with terms ranging from one month to five years.

         During the recent downturn in the telecommunications industry, a large number of our customers have experienced significant financial distress. Customers that have filed for bankruptcy include 360networks, Advanced Radio Telecom, Arch Communications, Ardent Communications, Enron Broadband Services, Espire Communications, Global Broadband, Global Crossing, iaxis, Network Plus, Teligent and Winstar. In addition, we believe that other customers may file for bankruptcy in the future.

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

         As of December 31, 2001, our transport and colocation customers included:

         .   360networks                            .   Genuity
         .   Arbinet-thexchange                     .   Level 3 Communications
         .   Bell Canada                            .   Network Plus
         .   BellSouth                              .   NTT/Verio
         .   Broadwing                              .   Qwest
         .   Deutsche Telekom                       .   Sprint
         .   Dynegy                                 .   Universal Access
         .   FLAG Telecom                           .   Verizon Communications
         .   France Telecom

Access Management Customers

         Our access management customers include facilities-based providers that want access to our on-net and off-net buildings to provide communications services to tenants in the building. As of December 31, 2001, our access customers included:

         .   AT&T                                   .   Teligent
         .   Cogent Communications                  .   Winstar
         .   Con Edison Communications              .   XO Communications
         .   IntelliSpace                           .   Yipes
         .   QwestLink

Competition

         The market for our services is very competitive. Our competitors include traditional and new communications companies.

         Local Telephone Companies. In New York City, Chicago and Los Angeles, we face significant competition from ILECs and RBOCs, which currently dominate local communications markets, and CLECs, which are increasing their market penetration for local communications services. ILECs, including Verizon Communications, have several competitive advantages over us, which include established brand names, reputation and significant capital. As a result of the Telecommunications Act of 1996, ILECs are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to our services. Moreover, ILECs also sell wholesale connectivity in the local loop, which competes with our local loop transport services. Various other competitive communications providers also own communications infrastructure in the local loop. Some of these carriers currently compete with us in the market for providing broadband transmission capacity in the local loop, and such competition may increase in the future.

         Other In-Building Communications Providers. Certain integrated communications providers are deploying their own network infrastructure in commercial office properties in our markets to provide communications services to tenants. These include, but are not limited to, Intermedia, RCN Telecom Services, Riser Management Corporation, Teligent, Winstar and XO Communications. These companies build out networks on which they offer only their own services. Consequently, they could indirectly compete against us by not utilizing our FIN to gain connectivity to tenants. Additionally, many of these companies are seeking to establish license agreements with building owners to gain access to the buildings. Some companies have agreements whereby the building owners will not allow other communications providers to install a central distribution system in their buildings. These type of agreements reduce the number of buildings available for installation of our FINs. We have competed and will continue to compete with some of these companies for license agreements with owners of target buildings.

         Metropolitan Network Providers. Many of the leading communications companies, including AT&T, WorldCom, Sprint, Level 3, Qwest, Time Warner Telecom and Universal Access, have constructed or are constructing fiber-optic networks within metropolitan areas. These companies utilize their networks for their own transmission requirements and in certain circumstances provide excess network capacity to other carriers. Other communications companies, such as Con Edison Communications, Metromedia Fiber Network, Looking Glass Networks and Telseon, build metropolitan dark fiber networks that are leased or sold to other carriers and large corporate users. In addition, these companies could begin to build their own in-building networks. We compete directly and indirectly with these companies in New York City, Chicago and Los Angeles.

         Fixed Wireless Service Providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high- speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized business customers and have business strategies that are similar to ours. These providers include Winstar, Teligent, Sprint, WorldCom and XO Communications.

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

Telecommunications Services

         One of our subsidiaries, Local Fiber, is regulated as a telecommunications carrier because it can provide telecommunications services directly to the public on a nondiscriminatory basis subject to standardized rates, terms and conditions. A telecommunications service, as defined by the Communications Act, means the offering of telecommunications for a fee directly to the public, or to such class of users as to be effectively available to the public, regardless of the facilities used. Telecommunications is defined, as the transmission between and among points specified by the user of information of the user's choosing without change in the form or content of the information as sent. Telecommunications carriers are subject to extensive federal, state and local telecommunications regulation that may impose substantial administrative and other burdens on operations.

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

         In addition, telecommunications carriers must contribute to the FCC's universal service fund, a fund that was established to ensure the availability of affordable basic telecommunications services. The rate of assessment is approximately 6.8% of gross interstate end-user telecommunications revenues for the first quarter of 2002, and may be higher in subsequent years. FCC rules also require that telecommunications carriers contribute to various other funds.

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

         . provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability; and

         . provide for physical colocation for requesting telecommunications carriers, under certain circumstances.

         Physical colocation is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements.

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

         The FCC, however, is currently reviewing its policies concerning unbundled network elements, including whether to modify the list of unbundled network elements to reduce the number of elements ILECs must offer to competitors. Moreover, the FCC is currently looking at whether combinations of unbundled network elements should be made available for the sole or primary purpose of providing exchange access service. Likewise, in response to a joint petition filed by the ILECs, the FCC is considering whether to remove high capacity loops and dedicated transport from the list of unbundled network elements. The outcome of the FCC's review could adversely affect our ability to obtain the elements of the ILECs' networks we require to provide service to our customers. In addition, to the extent our customers buy unbundled network elements from the ILEC, any court or FCC revisions of the interconnection and local competition provisions of the Telecommunications Act, including access to unbundled network elements or pricing, could affect the growth opportunities for some of our customers and thus demand for our services. On the other hand, the elimination of high capacity loops and dedicated transport as unbundled network elements could also enhance our ability to compete because the ILEC will no longer be required to offer such services at cost.

         As part of its ongoing examination of the competitive marketplace, the FCC is currently examining several other competition-related issues. First, the FCC is considering whether to adopt a set of performance measures and standards that could improve enforcement of ILECs' wholesale obligations under the Act. Second, the FCC is considering how to regulate broadband services provisioned by ILECs. Finally, the FCC is looking at the appropriate regulatory treatment under the Act for a wireline carrier's offering of broadband telecommunications services bundled with information services. The outcome of these proceedings may affect the rates, terms or conditions of our service offerings.

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

         In addition to the numerous decisions to implement the Telecommunications Act, in August 1999, the FCC issued an Order that provided substantial new pricing flexibility to ILECs. The pricing flexibility applies primarily to special access and dedicated transport. An appeals court recently upheld the FCC's decision. This ruling will ultimately permit ILECs to utilize contract arrangements for the provision of dedicated services similar to the way in which we offer these same types of services. As a result of this new pricing flexibility for ILECs, we could face greater competition with respect to the services we provide. The FCC, however, is currently considering the adoption of performance measures and standards for ILEC-provisioned special access services, and thus, the ILECs' special access services may face greater regulation.

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

Non-Telecommunications Services

         Our subsidiaries, Equal Access and Devnet are not subject to telecommunications carrier regulation. Unlike a telecommunications carrier, Equal Access and Devnet do not hold their offerings out to the public generally for a fee. Moreover, Equal Access and Devnet do not use public rights-of-way that may trigger local regulation. Equal Access and Devnet generally enter into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access and Devnet merely provide the in-building capacity over which telecommunications service providers may provide telecommunications services, including access to the public telephone system that enables a tenant to reach any point on the public telephone system. However, certain proposals have been made before Congress and the FCC that could have an adverse impact on Equal Access' and Devnet's exclusive contractual rights, in certain buildings, to provide such capacity.

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

         As of December 31, 2001, there was no federal legal requirement that owners or managers of privately owned commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, requirements in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts recently added new rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi- tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant's request. The California Public Utilities Commission recently ruled that carriers cannot enter, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

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

         On October 25, 2000, the FCC released its decision to promote competition between telecommunication carriers by regulating access to multiple tenant buildings. The FCC's decision will bar telecommunications carriers from entering into exclusive contracts with commercial building owners in the future. Because Equal Access and Devnet are not "telecommunications carriers," the FCC's decision does not apply to them or their dealings with building owners. The FCC's decision will also require local exchange carriers and other utilities within multiple tenant buildings to provide other telecommunications carriers and cable service providers reasonable and non-discriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility. This requirement will not apply directly to Equal Access or Devnet because they are not telecommunications carriers or utilities. However, this requirement may apply to telecommunications carriers and utilities holding separate access rights to those of Equal Access and Devnet in FiberNet buildings, and it may also apply to Equal Access' and Devnet's telecommunications carrier customers. Depending on how these rules are interpreted, these requirements may facilitate our competitors' entry into buildings in which we offer our services by permitting our competitors to gain access through the separate access rights currently held by local exchange carriers or other utilities in the same buildings. We cannot predict how the FCC's rules will be interpreted regarding this requirement or what, if any, effect such an interpretation would have on Equal Access or Devnet. The FCC also established procedures to enable building owners to request that the incumbent local exchange carrier move the demarcation point, the point at which the telecommunications network wiring under the incumbent local exchange carrier's control ends and wiring under building owner/end-user control begins, to the minimum point of entry. The minimum point of entry is defined as either the closest practicable point to where the wiring crosses a property line or the closest practicable point to where the wiring enters a multi-tenant building or buildings. The FCC's procedures to clarify the demarcation point in multi-tenant buildings do not place an obligation on Equal Access, Devnet or Local Fiber, because none of these entities are incumbent local exchange carriers. However, we cannot predict the FCC's implementation of its demarcation point procedures or the consequences resulting from a building owner's decision to locate the demarcation point at the minimum point of entry.

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

         Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2002.

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

Employees

         As of December 31, 2001, we had 108 employees, including 70 in network operations, 26 in sales and marketing and 12 in finance and administration. During fiscal 2001, we significantly downsized the number of our employees from 194 to 108. The reduction in headcount impacted all departments of our company. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

         Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet, of which we are currently subleasing approximately 5,100 square feet. The term for these premises expires in 2008. We also lease additional office space in Garden City, New York consisting of 3,800 square feet under a lease that expires in 2005. In addition, we have office space in Rochester, New York, our former headquarters, which we are currently subleasing. We lease 15,000 square feet under a lease that expires in 2005. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. Our warehouse facility is located in Long Island City, New York. We lease 6,500 square feet under a lease that expires in 2005. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and at 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 30,039 square feet, both of which expire in 2015. The lease at 111 Eighth Avenue is for 5,672 square feet and expires in 2015. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of our on-net buildings for our central equipment rooms. We do not intend to lease additional space in the next 12 months, and we are evaluating all of our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Common Stock

         On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol "FTGX". Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol.

         The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the NASD Electronic Bulletin Board from January 1, 2000 through April 27, 2000 and as reported on the Nasdaq National Market System from April 28, 2000 through December 31, 2001:

                                                         2001                    2000
                                                         ----                    ----

                                                 High           Low        High        Low
                                                 ----           ---        ----        ---

Quarter ending March 31 .....................   $7.188        $2.375     $25.500    $13.250
Quarter ending June 30 ......................   $3.060        $0.960     $18.000     $8.750
Quarter ending September 30 .................   $1.150        $0.150     $18.750    $12.125
Quarter ending December 31 ..................   $0.510        $0.110     $16.250     $3.750

         As of February 25, 2002, there were approximately 192 holders of record of our common stock and, according to our estimates, approximately 4,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

         Conversion of Preferred Stock and Conversion Warrants. On December 6, 2001, all of our outstanding shares of series C, D, E and F preferred stock were converted into shares of our common stock. In addition, the holder of our series H and I preferred stock converted all of its series I preferred stock and 373,947 shares, or 79%, of its series H preferred stock into shares of our common stock. Accordingly, as a result of the conversion of the series C, D, E, F, H and I preferred stock into common stock, we issued an aggregate of 20,647,551 shares of common stock to stockholders who held shares of series C, D, E, F, H and I preferred stock and cancelled an aggregate of 1,534,221 shares of series C, D, E, F, H and I preferred stock. In connection with the conversion of the series C, D, E and F preferred stock, the holders of such preferred stock received, in the aggregate, warrants to purchase 985,000 shares of our common stock at an exercise price of $0.55 per share for a term of five years from the date of issuance. We recorded a non-cash preferred stock dividend of $0.3 million, representing the fair value of the warrants issued, as determined using the Black-Scholes option model.

         Credit Facility Warrants. On April 11, 2000, we issued warrants to purchase 1,513,842 shares of our common stock, and on July 31, 2000, we issued warrants to purchase 425,000 shares of our common stock, both with an exercise price of $18.062 per share, in connection with our $75.0 million senior secured credit facility. On December 18, 2000, we issued an additional 504,614 warrants with an exercise price of $17.062 and re-priced the warrants issued on April 11, 2000 and July 31, 2000 from $18.062 to an exercise price of $17.062, per the terms of our credit facility. On February 9, 2001, we amended this credit facility, increasing it to $105.0 million, and issued warrants to purchase an additional 454,409 shares of our common stock at an exercise price of $8.00 per share. In addition, as part of the amendment of our credit facility all warrants previously issued to our lenders were replaced with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $8.00 per share. On April 27, 2001, we replaced 300,000 warrants to an exercise price of $0.01. On December 7, 2001, in connection with our sale of series J preferred stock, we replaced all warrants previously issued to our lenders to purchase shares of our common stock at an exercise price of $8.00 per share with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $0.50 per share.

         Options and Warrants. During the year ended December 31, 2001, employees, former employees and consultants exercised options to purchase 1,731 shares of common stock all with an exercise price of $3.95. During the year ended December 31, 2001, holders of warrants exercised warrants for 108,849 shares of common stock with exercise prices ranging from $0.50 to $0.67 and a weighted average exercise price of $0.65. During the year ended December 31, 2001, we granted options to purchase an aggregate of 7,673,929 shares of common stock to employees, directors and consultants with exercise prices ranging from $0.32 to $6.19 and at a weighted average exercise price of $0.40 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

         You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management's discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K. In particular, please refer to Note 16 - Restatement of the notes to the consolidated financial statements for information regarding our restatement of the 1999 financial statements.

         The consolidated statement of operations data for the fiscal year ended June 30, 1997 and the consolidated balance sheet data as of June 30, 1997 have been derived from our consolidated financial statements, which have been audited by Mendelsohn Kary Bell & Natoli, P.C., independent public accountants. The consolidated statement of operations data for the years ended December 31, 1998, 1999 (as restated), 2000 and 2001 and the consolidated balance sheet data as of December 31 1998, 1999 (as restated), 2000 and 2001 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and appear elsewhere in this report on Form 10-K. The consolidated statement of operations data for the six months ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 have been derived from unaudited consolidated financial statements. Our historical results are not necessarily indicative of the operating results to be realized in the future.


                                                                                    Consolidated Financial Data
                                                                              (in thousands, except per share amounts)


                                                                   Six Months
                                                      Year Ended     Ended
                                                       June 30,    December 31,             Year Ended  December 31,
                                                      ------------ ---------------------------------------------------------------
                                                       1997 (1)         1997        1998         1999         2000         2001
                                                      ------------ ------------  ----------   ------------ -----------  ----------
                                                                    (unaudited)               (restated)(2)
Statement of Operations Data:
Revenues ..........................................         $--            $--          $--          $--    $  13,117    $  31,195
Operating expenses:
  Cost of services (exclusive of items shown
  separately below) ..............................           --             --           --           --        5,388       13,801
  Selling, general and administrative
  expenses ........................................         374            395        2,817        7,355       27,072       32,917
  Stock related expense for selling,
  general, and administrative matters ............           --             --          128          803        8,468       (1,172)
  Non-recurring expenses .........................           --             --           --        4,304           --           --
  Impairment of property, plant and
  equipment .......................................          --             --           --           --           --       51,848
  Impairment of goodwill ..........................          --             --           --           --           --       56,467
  Depreciation and amortization ...................          --              2           28          520        7,652       15,319
                                                      ---------      ---------    ---------    ---------    ---------    ---------
Total operating expenses ..........................         374            397        2,973       12,982       48,580      169,180
                                                      ---------      ---------    ---------    ---------    ---------    ---------
Loss from operations ..............................        (374)          (397)      (2,973)     (12,982)     (35,463)    (137,985)
Interest income (expense), net ....................          --             26          156       (1,356)      (5,657)      (8,594)
Interest expense from beneficial
conversion ........................................          --             --           --      (15,870)          --           --
                                                      ---------      ---------    ---------    ---------    ---------    ---------
Net loss before extraordinary item ................        (374)          (371)      (2,817)     (30,208)     (41,120)    (146,579)
Extraordinary loss on early
extinguishments of debt............................          --             --           --           --           --       (7,398)
                                                      ---------      ---------    ---------    ---------    ---------    ---------
Net loss ..........................................        (374)          (371)      (2,817)     (30,208)     (41,120)    (153,977)
Preferred stock dividends .........................          --             --           --         (757)      (8,113)      (1,080)
Preferred stock-beneficial conversion..............          --             --           --         (100)     (27,766)     (23,109)
                                                      ---------      ---------    ---------    ---------    ---------    ---------
Net loss applicable to common
stockholders ......................................   $    (374)     $    (371)   $  (2,817)   $ (31,065)   $ (76,999)   $(178,166)
                                                      =========      =========    =========    =========    =========    =========
Net loss applicable to common
stockholders per share:
   Basic and diluted ..............................   $  (0.025)   $    (0.025)   $   (0.18)   $   (1.85)   $   (2.60)   $   (4.34)
Weighted average common shares
outstanding:
   Basic and diluted ..............................      15,000         15,000       15,847       16,798       29,651       41,065

                                                       As June 30,                          As of December 31,
                                                      ------------   -------------------------------------------------------------
                                                        1997 (1)        1997         1998         1999         2000         2001
                                                      ------------   ---------    ---------    ---------    ---------    ---------
                                                                    (unaudited)               (restated)(2)
Balance Sheet Data:

Cash and cash equivalents .........................   $       2      $   5,146    $     257    $   9,512    $   1,582    $   3,338
Other current assets ..............................           1              4          309          160       14,990        3,359
Property, plant and equipment, net ................          --             92        5,397       55,177      126,114      109,837
Total assets ......................................         103          5,374        6,328       77,588      227,165      136,587
Long-term liabilities .............................          --             --           --          956       46,559       89,403
Total stockholders' equity ........................        (241)         4,645        1,912       68,252      144,283       24,348


(1) At the end of our fiscal year ended June 30, 1997, we changed our fiscal year end to December 31.

(2) See Footnote 16 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the fiscal year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We deploy, own and operate fiber-optic networks designed to provide comprehensive wholesale, broadband connectivity for data, voice and video transmission in major metropolitan areas. These networks provide an advanced, high-bandwidth, fiber-optic solution to support the demand for network capacity in the local loop. We believe that our end-to-end connectivity, carrier-neutral position, rapid provisioning time and carrier-class reliability will make us the preferred carrier's carrier for transport services in our markets.

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

         We began operating our first metropolitan network in January 2000 in New York City, and we began deploying our infrastructure in Chicago and Los Angeles in the fourth quarter of 2000. As of December 31, 2001, we had accomplished the following:

         . We can provide fiber-optic transport services in ten major carrier hotels in the New York metropolitan area, including 60 Hudson Street and 111 Eighth Avenue, four major carrier hotels in Los Angeles and one major carrier hotel in Chicago.

         . We are operating our advanced, vertical in-building networks, known as FiberNet In-Building Networks, or FINs, in 13 office buildings in New York City and seven in Chicago.

         . We had exclusive license agreements that give us the right to manage communications access and infrastructure in approximately 165 other office buildings nationwide.

         . We had 88 customers and entered into 114 interconnection agreements with existing and potential customers, establishing the basis for purchase orders from them.

         We have experienced significant operating losses, net losses and negative cash flows from operating activities. We expect to continue to experience such losses and negative cash flows as we continue to operate our business. We also have a limited operating history. Consequently, prospective investors have limited operating history and financial data upon which to evaluate our performance.

         The telecommunications industry is currently experiencing a period of uncertainty and rationalization. Many companies in our industry are in financial distress, and some of our largest customers have filed for bankruptcy. We have been negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Most significantly, customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts or services that we provide to our customers will be cancelled, and we cannot forecast our ability to replace those cancelled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

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

         . Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them may include a minimum commitment to use our transport services.

         . Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of on-net and our off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to their retail customers, if such networking infrastructure is available.

         Our revenues are generated on a monthly recurring basis under contracts with our customers. These terms of these contracts can range from month-to-month to five years in length. During 2001 we experienced a trend of entering into shorter term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to-month basis or for a contracted period of only one year.

         Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. The pricing of all of our services have declined significantly over the past year, although we believe not to the extent that the pricing in other segments of the telecommunications market.

         The growth of our revenues is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenues is dependent on the underlying growth of our customers' businesses and their need for our services within the facilities that we already operate. We continue to add additional customers. However, we believe the number of companies that are potential customers is decreasing, due to the industry environment. In addition, we currently do not anticipate expanding our network infrastructure to other carrier point facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

         Direct Costs. Direct costs are associated with the operation of our networks and facilities. The largest component of our direct costs is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. Because we have entered into long-term leases or colocation agreements for the facilities, we do not expect to experience a significant change in occupancy expenses based upon our current deployment of network infrastructure. Other specific costs include maintenance and repair costs and utility costs. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our lease for our meet-me-room at 60 Hudson Street in New York City also requires us to pay a license fee. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our direct costs are generally fixed in nature. We do not anticipate that direct costs will change commensurately with any change in our revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 194 at the beginning of 2001 to 108 as of December 31, 2001, and our personnel costs have decreased significantly. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. We do expect our insurance costs to increase materially upon our annual renewals as a result of increases in coverage premiums.

         Stock Related Expense. Stock related expense relates to the granting of stock options to our employees. We grant stock options to our employees as a form of equity-based compensation to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee's option agreement. Certain options granted to employees are accounted for using variable plan accounting. Under variable plan accounting, the stock related expense is adjusted for changes in the market price of the underlying common stock.

         Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of goodwill and certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairments to goodwill and fixed assets that we recorded during 2001, depreciation and amortization expense may decrease going forward.

Significant Accounting Policies

         Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under difference assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets including goodwill and the recognition of deferred tax assets and liabilities.

         We recognize revenues when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly recurring basis under long-term contracts, typically one to five years in length. Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract. We record deferred revenue for the amount of an invoice that has not been recognized as revenue. Deferred revenue is recorded for the full value of the contract at contract inception, only if we are contractually entitled to invoice the customer for the full value of the contract and the customer is obligated to pay such invoice, thereby creating a corresponding account receivable for us.

         We have in the past entered into reciprocal agreements with four of our customers, whereby we purchase services from them. The services provided and obtained through these agreements are priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as direct costs in our statements of operations. None of the expenses associated with our reciprocal agreements are capitalized. All of the costs are expensed as incurred. Reciprocal agreements accounted for $2.2 million, or 17%, of revenues in 2000 and $2.2 million of our direct costs. In 2001 reciprocal agreements accounted for $5.2 million, or 17%, of revenues and $5.4 million of our direct costs. In 2001, we terminated two of our reciprocal agreements, and in 2002 we anticipate terminating one additional reciprocal agreement. Consequently, we believe that revenues and expenses recorded under reciprocal agreements will decrease significantly in 2002.

         We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant number of our customers have filed for bankruptcy or are otherwise in significant financial distress. In addition, our revenues and accounts receivable are concentrated in a relatively few number of customers. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the telecommunications industry and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

         During 2001, we performed an assessment of the goodwill related to our acquisition of Devnet, LLC, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the goodwill resulting from the acquisition primarily to those agreements. We made this determination based upon significant negative industry and economic trends. In 2001, a change in the business environment resulted in significantly less demand for telecommunications access to commercial office properties, and the number of potential customers seeking these services diminished greatly. Consequently, we revised our forecasted cash flows from Devnet and determined that the decline in the market conditions within this market segment was material and other than temporary. After using an undiscounted cash flow model of the future cash flows forecasted to be generated from business activities in the commercial office properties underlying the license agreements and determining there was an impairment, we used a discounted cash flow model to determine the size of the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of these assets exceeded their fair value. During 2001, we recorded approximately $3.1 million of amortization of goodwill relating to Devnet.

         In December 2001, the Company revised its business plan and conducted extensive reviews of its assets and operations in connection with amending the Credit Facility (See Note 7). Based on the reviews, the Company has recorded an asset impairment of approximately $51.8 million to reflect the Company's revised business plan and current state of the markets in which the Company operates. Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets.

Restatement of Financial Statements

     We restated our consolidated financial statements for the year ended December 31, 1999 to record a beneficial conversion feature of $7.9 million in connection with the issuance of our senior secured convertible notes on May 7, 1999 and to reduce the beneficial conversion feature on the conversion of our series D, E and F preferred stock to zero. In 1999, we were a development-stage company and did not record any revenue. Other than with respect to the consolidated financial statements for the year ended December 31, 1999, this restatement has no impact on our assets or total stockholders' equity, and it resulted in a corresponding increase to additional paid-in-capital and a decrease in preferred stock and accumulated deficit. The change increased net loss by $7.9 million and decreased net loss applicable to common shareholders by $41.2 million. These changes decreased net loss applicable to common stockholders per share by $2.45. The change has no impact on our cash flows. We originally did not record a beneficial conversion relating to the issuance of the senior secured convertible notes, assuming a $1.50 market value per share. The restatement assumes a $4.94 market value per share. Also, we incorrectly recorded a beneficial conversion of $49.2 million on the subsequent conversion of our senior secured convertible notes issued during 1999 into preferred stock. The restated financial statements include the correction of these errors.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended
December 31, 2000

         Revenues. Revenues for the fiscal year ended December 31, 2001 were $31.2 million as compared to $13.1 million for the fiscal year ended December 31, 2000. Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $19.6 million in transport services in 2001, up from $9.3 million in 2000. This increase was primarily a result of strong demand for high bandwidth circuits within and between our carrier hotel facilities. Revenues from colocation and other services increased to $5.5 million in 2001 from $2.2 million in 2000, and revenues from communications access management services grew to $6.1 million in 2001 from $1.6 million in 2000. Prospectively, we expect transport services to grow at a faster rate than colocation and access management services. Our network infrastructure has significant capacity to provide additional broadband transport connectivity. However, our colocation facilities are approaching more stabilized utilization rates. We do not expect our access management services to grow significantly. Many companies that would have potentially purchased these services from us are in financial distress, and the demand for those companies' services has not met with industry expectations.

         During 2001, three customers, 360networks, Network Plus and Qwest, accounted for approximately 53.3% of our revenues. In 2000, these customers accounted for 70.8% of revenues. Two of those companies, 360networks and Network Plus, have filed for bankruptcy. Once a customer has filed for bankruptcy, we recognize revenues from that customer only upon the receipt of payment. Our revenues for 2001 were not impacted by the bankruptcy of Network Plus because the company filed for bankruptcy subsequent to year end. Prospectively, we expect these customers to represent a significantly lower percentage of our revenues.

         Reciprocal agreements accounted for $5.2 million, or 17%, of revenues in 2001, up from $2.2 million, or 17%, of revenues in 2000. In 2001, we terminated two of our reciprocal agreements, and in 2002 we anticipate terminating one additional reciprocal agreement. We believe that revenues under reciprocal agreements will decrease significantly in 2002.

         Direct Costs. Direct costs, associated with the operation of our networks and facilities, were $13.8 million in 2001, compared to $5.4 million in 2000. The majority of our direct costs are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other direct costs include license fees, maintenance and repair costs, and professional fees. The increase in direct costs was primarily the result of the addition of new facilities in 2001 and incorporating a full year's expenses for facilities added in 2000. We do not expect direct costs to increase significantly in 2002 since we do not anticipate adding many new facilities. Reciprocal agreements accounted for $5.4 million of our direct costs in 2001 and $2.2 million of our direct costs in 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2001 were $32.9 million compared to $27.1 million for 2000. The initial increase in expenses resulting from the expansion of our operations in the first half of 2001 was partially offset in the second half of the year by our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 194 employees at the beginning of 2001 to 108, as of December 31, 2001. In accordance with EITF Issue 94-03, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), an accrual of approximately $62,000 for severance benefits not yet paid at December 31, 2001 was recorded. Based upon the realization of these cost savings, we expect selling, general and administrative expenses to decrease in 2002.

         Stock Related Expense. Stock related expense for 2001 was $(1.2) million, compared to $8.5 million for 2000. This non-cash expense relates to the granting of stock options to employees. The amount for the current period reflects a reversal of a previously recorded expense. This reversal is due to a decline in the price per share of our common stock since the beginning of the current period.

         In December 2000 we repriced stock options for certain of our executive officers, resulting in variable plan accounting in accordance with FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, from the date of modification. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined, resulting in negative compensation cost being recognized. In accordance with FIN 44, illustration 3(g), income (negative expense) has been recognized up to the amount of expense previously recognized in prior periods relating specifically to the modified awards.

         Impairment of property, plant and equipment. In December 2001, the Company recorded an asset impairment of $51.8 million to reflect the Company's revised business plan and the current state of the market. No impairment of property, plant and equipment was recorded in 2000.

         Impairment of goodwill. In 2001, we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in the amount of $56.5 million. We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No impairment of goodwill was recorded in 2000.

         Depreciation and Amortization. Depreciation and amortization expense for 2001 was $15.3 million, compared to $7.7 million for 2000. This increase resulted from the commencement of the depreciation of certain network related fixed assets that were placed into service, as well as amortization of goodwill from the purchase of Devnet.

         Interest Expense, Net. Interest expense, net for 2001 was $8.6 million, compared to $5.7 million in 2000. Interest expense increased due to additional borrowings under our senior secured credit facility to fund the buildout of our networks, operating losses and working capital.

         Extraordinary loss on early extinguishment of debt. In 2001, we recorded a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001. We did not record such a charge in 2000.

         Preferred Stock Dividends. In 2001, we paid non-cash dividends on our series D, E, F, H and I preferred stock of $1.1 million in the form of additional shares of each respective series of preferred stock, which are convertible into shares of common stock, compared to $8.1 million of dividends in 2000. We also recorded beneficial conversion charges of $23.1 million and $27.8 million upon the issuance of three new series of preferred stock issued during fiscal 2001 and 2000, respectively. The amounts of the dividends and the beneficial conversion charge assume the market price per share of the underlying common stock, as of the date the dividends are paid or the charge is incurred, in accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio." The significant decrease in the amount of preferred dividends was therefore a result of a decline in the public market price of our common stock. The liquidation value of the dividends paid in 2001 was $5.3 million, compared to $3.0 million for dividends paid in 2000.

         Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $178.2 million in 2001 compared to a loss of $77.0 million in 2000. The increase in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $27.1 million compared to $7.4 million for 1999. This increase was the result of the rapid expansion of our operations. We have experienced significant growth in personnel costs, marketing and advertising expenses, and network construction overhead to support our business strategy. The number of significant transactions that we undertook during fiscal 2000 also resulted in significant professional fees.

         Stock Related Expense. Stock related expense for 2000 was $8.5 million. This non-cash expense relates to the granting of stock options to employees. We incurred $0.8 million of stock related expense for 1999.

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

         Interest Expense, Net. Interest expense, net for fiscal 2000 was $5.7 million, compared to $1.4 million for fiscal 1999, an increase of $4.3 million. Interest expense increased as a result of additional interest expense in 2000 due to borrowings under our senior secured credit facility to fund the buildout of our networks, operating losses and working capital.

         Preferred Stock Dividends. During fiscal 2000, we recorded preferred stock dividends of $8.1 million in non-cash dividends on the series D, E, F, H and I preferred stock of $8.1 million in the form of additional shares of each respective series of preferred stock, which are convertible into shares of common stock. The liquidation value of the dividends paid was $3.0 million. We also recorded a preferred stock-beneficial conversion charge of $27.8 million upon the issuance of three new series of preferred stock issued during fiscal 2000. During 1999, we recorded $0.8 million of preferred dividends related to our series D, E and F preferred stock. We also recorded a preferred stock-beneficial conversion charge of $0.1 million related to the issuance of the series C preferred stock. The amounts of the dividends and the beneficial conversion charge assume the market price per share of the underlying common stock, as of the date the dividends are paid or the charge is incurred.

         Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $77.0 million for fiscal 2000 compared to a loss of $31.1 million for fiscal 1999, an increase of $45.9 million. The increase in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations and the beneficial conversion charge of $27.8 million.

Liquidity and Capital Resources

         As a result of our developmental activities and the deployment of our networks and facilities, we have incurred significant losses from inception to date. We expect such losses to continue, as we further execute our business plan and expand our operations. Consequently, we have been dependent upon external sources of capital to fund our operations. Prospectively, we will continue to incur losses and will not be able to fund our operations with internally generated funds. Therefore, we will require additional, external capital. We are subject to unforeseen capital requirements,failure of market acceptance, failure to establish and maintain business relationships, competitive disadvantages against larger and more established companies and negative trends in our industry and the economy.

         To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA loss (as defined below) and a net loss applicable to common stockholders for fiscal 2001 of $15.5 million and $178.2 million, respectively, compared to

$19.3 million and $77.0 million, respectively, for fiscal 2000. During fiscal 2001, cash used to fund operating activities was $22.0 million, and cash purchases of property, plant and equipment were $46.7 million, compared to $12.6 million and $74.7 million, respectively, for fiscal 2000.

         During fiscal 2001, we received $70.5 million in net cash proceeds from financing activities. Net proceeds from the issuance of equity securities during fiscal 2001 were $25.8 million. On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share with a term of three years.

         On December 7, 2001, we completed another directed public offering under our existing shelf registration statement. We issued 360 shares of our series J preferred stock at a purchase price of $10,000 per share, as well as warrants to purchase up to 10,212,701 shares of common stock at an exercise price of $0.30 per share with a term of five years. The total proceeds to us from this offering were $3.6 million, before offering expenses. In addition, subject to certain conditions, the stock purchase agreement for this offering of series J preferred stock contemplates two additional closings in which we may sell in the aggregate an additional $5.7 million of series J preferred stock to the initial purchasers. We may opt out of one or both of these subsequent closings upon payment of cash consideration and upon approval of our lenders under our senior secured credit facility. Although we currently intend to consummate the two additional closings, there can be no assurance that we will be able to do so. Our inability to complete either of these closings could have a material adverse affect on our liquidity and capital resources and would constitute an event of default under our senior secured credit facility.

         The purchasers of our series J preferred stock are not obligated to participate in the second or third closings contemplated by the stock purchase agreement between us and them if, among other things, our existing shelf registration statement is no longer effective, we have breached any of our representations or warranties contained in the stock purchase agreement, we have failed to maintain EBITDA positive results on a monthly basis beginning in December 2001, or we have not obtained stockholder approval authorizing upon conversion of the issued and outstanding series J preferred stock the issuance of in excess of 19.99% of the number of shares of common stock outstanding on the closing date of the first series J preferred stock closing.

         As of February 28, 2002 we are eligible to sell an additional $118.2 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. Upon filing of this annual report we are no longer eligible to use our shelf registration statement for the issuance of such securities. As a result, we will be required to file new registration statements with regard to any further registered issuances, if any, of our securities, and there can be no assurance that such registration statements will be declared effective. Subject to certain conditions, the stock purchase agreement we entered into with the purchasers of our series J preferred stock contemplates two additional closings in which we may sell in the aggregate an additional $5.7 million of our securities to the purchasers. Accordingly, as a result of the expiration of our shelf registration statement, we will need to implement alternate means in order to complete the second and third closings, should we elect to do so, of which there can be no assurance.

         On February 9, 2001, we increased our existing credit facility with Deutsche Bank AG New York Branch, Deutsche Banc Alex. Brown Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders from $75.0 million to $105.0 million. The maturity of the credit facility was extended to six years from four and one-half years, and the initial interest rate was lowered to LIBOR + 4.5% from LIBOR + 6.0%. In connection with this amended credit facility, we issued warrants to purchase an additional 454,409 shares of our common stock at a purchase price of $8.00 per share with a term expiring April 11, 2005. In addition, as part of the amendment of our credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $8.00 per share. On April 27, 2001, in connection with a waiver and agreement under our credit facility, warrants to purchase 300,000 shares of our common stock at a purchase price of $8.00 per share held by Deutsche Banc Alex.Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.01 per share. Also, on December 10, 2001 we amended the credit facility to reflect the issuance of the series J preferred stock and related matters. In connection with this amendment, all warrants previously issued under the credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.50 per share.

         As of February 28, 2002 the outstanding borrowings under our credit facility were $96.0 million, and the weighted average interest rate on our outstanding borrowings under the facility was 6.9%. Outstanding letters of credit under the credit facility totaled $7.3 million. As a result, we had $1.7 million available to draw under the credit facility. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility. Our access to the additional availability under the credit facility is subject to our compliance with the covenants, and other terms and conditions, in the credit agreement. Material financial covenants monitored on a quarterly basis include minimum requirements for cumulative revenues and EBITDA, a maximum limitation on capital expenditures, and compliance with ratios of total debt to consolidated capitalization and total debt to property, plant and equipment, net of accumulated depreciation. In addition, the second and third closings for the issuance of the series J preferred are required under the credit agreement. Non-compliance with any of these covenants, requirements, or other terms and conditions, constitutes an event of default under the credit agreement, prohibiting access to any additional funds available under the credit facility and potentially accelerating the outstanding balance for immediate payment.

         On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we are obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that we pay on our credit facility, the total interest rate for us on this swap transaction is 8.2%. As part of this agreement, Deutsche Bank AG is obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months.

         On December 7, 2001 we issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services. The note bears interest at an annual rate of 14% and is payable in eight monthly installments of approximately $300,000 beginning in January 2002. As of February 28, 2002 the outstanding balance on the note was $1.8 million. We believe the terms of this transaction are no less favorable than could be received from an independent, third party.

         We anticipate spending approximately between $7.0 and $9.0 million in capital expenditures during 2002, primarily for the implementation of customer orders. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

         Our obligations and commitments to make future payments under contracts primarily include scheduled reductions in the availability of our credit facility, principal payments on our note payable and capital lease obligations, and payments under our operating leases.

         The chart below identifies our outstanding contractual obligations and commitments as of February 25, 2002.


                                                 Payments Due by Period (in thousands)
      Contractual           ----------------------------------------------------------------------------------
       Obligation              Total        2002         2003          2004         2005        Thereafter
                             --------      -------      -------      -------       -------      ----------
Mandatory Repayments and
Reductions of Indebtedness   $107,321      $2,321       $7,875       $28,875       $28,875        $39,375

Capital Lease Obligations       873          347          314          212           --             --


Operating Leases              110,385      11,644       10,574        9,383         9,320         69,464


Other Obligations               49           49           --            --           --             --
                             ========      =======      =======      =======       =======       ========


Total Contractual
Obligations                  $218,628      $14,361      $18,763      $38,470       $38,195       $108,839

         Our planned operations continue to require additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. Although we reported that we generated positive EBITDA for the month of December 2001 and expect to continue to do so in 2002, there can be no assurance that we will be able to achieve such a result prospectively. We cannot fund our operating and investing activities with internally generated cash flows. We continue to require external sources of capital. The availability of funds from our credit facility and the expected closings of our series J preferred stock are critical to our liquidity. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

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

Certain Facts That May Affect Future Results of Operations

         This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; our history of operating losses and accumulated deficit; our limited financial resources and uncertainty as to the availability of additional capital to fund our operations on acceptable terms, if at all; our success in obtaining additional carrier hotel lease agreements and license agreements with building owners; growth in demand for our services; the frequency of service interruptions on our networks; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward- looking statement, whether as a result of new information, future events or otherwise.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of February 28, 2002, we had borrowed $96.0 million under our credit facility. Of that amount we are subject to fluctuations in interest rates on an outstanding balance of $71.0 million, with a current weighted average interest rate of 6.4%.

         On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we are obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that we pay on our credit facility, the total interest rate for us on this swap transaction is 8.2%. As part of this agreement, Deutsche Bank AG is obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months.

         We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Public Accountants..................................   25

Consolidated Balance Sheets...............................................   26

Consolidated Statements of Operations.....................................   27

Consolidated Statements of Stockholders' Equity...........................   28

Consolidated Statements of Cash Flows.....................................   29

Notes to Consolidated Financial Statements................................   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999, as restated - See Note 16. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     We have also audited the adjustments described in Note 16 that were applied to restate the 1999 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, as restated, in conformity with accounting principles generally accepted in the United States.

                                                  /S/   ARTHUR ANDERSEN LLP
                                                      Arthur Andersen LLP

New York, New York
February 28, 2002

                          FIBERNET TELECOM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                             December 31,   December 31,
                                                                                                2001           2000
                                                                                               -------        ------
                                            ASSETS

Current Assets:
     Cash and cash equivalents .................................................            $   3,338        $  1,582
     Accounts  receivable,  net of  allowance  of $2,245 and $454 at
      December 31, 2001 and 2000, respectively .................................                2,659          14,030
     Prepaid expenses and other ................................................                  700             960
                                                                                            ---------        --------
          Total current assets .................................................                6,697          16,572
Property, plant and equipment, net .............................................              109,837         126,114
Other Assets:
     Goodwill,  net of accumulated  amortization of $1,159 and $2,696 at
      December 31, 2001 and 2000, respectively .................................                7,509          69,057
     Deferred charges, net of accumulated amortization of $1,937 and $679 at
      December 31, 2001 and 2000, respectively .................................               12,099          14,293
     Other assets ..............................................................                  445           1,129
                                                                                            ---------        --------
          Total other assets ...................................................               20,053          84,479
                                                                                            ---------        --------
TOTAL ASSETS ...................................................................             $136,587        $227,165
                                                                                            =========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................................            $   6,742        $ 11,119
     Accrued expenses ..........................................................                7,452          10,590
     Deferred revenues .........................................................                6,071          14,381
     Capital lease obligation--current portion .................................                  250             233
     Note payable, affiliate ...................................................                2,321              --
                                                                                             --------        --------
          Total current liabilities ............................................               22,836          36,323
Long-Term Liabilities:
     Notes payable, less original issue discount of $6,071 and $4,164 at
      December 31, 2001 and 2000, respectively .................................               88,929          45,836
     Capital lease obligation ..................................................                  474             723
                                                                                             --------        --------
          Total liabilities ....................................................              112,239          82,882
Stockholders' Equity:
     Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized and 61,572,613 and 33,238,346 shares issued and outstanding at December 31, 2001
      and 2000, respectively ...................................................                   62              33
     Series C voting preferred stock $.001 par value, none and 83,688 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference
      in involuntary liquidation value, $1.50 per share) .......................                   --             135
     Series D preferred stock $.001 par value, none and 322,704 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $15.00 per share) .........................                   --           6,195
     Series E preferred stock $.001 par value, none and 317,853 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $15.00 per share) .........................                   --           7,344
     Series F preferred stock $.001 par value, none and 376,202 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $30.00 per share) .........................                   --          13,874
     Series H preferred stock $.001 par value, 100,556 and 440,544 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $100.00 per share) ........................                17,096         64,568
     Series I preferred stock $.001 par value, none and 64,431 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $120.00 per share) ........................                   --           8,969
     Series J preferred stock $.001 par value, 356 and no shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $10,000.00 per share) .....................                 7,063             --
     Subscription receivable from Series J preferred stock .....................                (5,700)            --
     Additional paid-in-capital and other ......................................               295,649        154,821
      Accumulated deficit ......................................................              (289,822)      (111,656)
                                                                                             ---------      ---------
          Total stockholders' equity ...........................................                24,348        144,283
                                                                                             ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................             $ 136,587      $ 227,165
                                                                                             =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                Year Ended December 31,
                                                                -----------------------
                                                          2001          2000            1999
                                                          ----          ----            ----
                                                                               As restated -
                                                                                 see Note 16
Revenues .........................................     $  31,195      $  13,117      $      --
Operating expenses:
 Cost of services (exclusive of items shown
 separately below) ...............................        13,801          5,388             --
 Selling, general and administrative expense
 excluding stock related expense .................        32,917         27,072          7,355
 Stock related expense for selling, general,
 and administrative matters ......................        (1,172)         8,468            803
 Non-recurring expenses ..........................            --             --          4,304
 Impairment of property, plant and equipment .....        51,848             --             --
 Impairment of goodwill ..........................        56,467             --             --
 Depreciation and amortization ...................        15,319          7,652            520
                                                       ---------      ---------      ---------
Total operating expenses .........................       169,180         48,580         12,982
                                                       ---------      ---------      ---------
Loss from operations .............................      (137,985)       (35,463)       (12,982)
Interest expense, net ............................        (8,594)        (5,657)        (1,356)
Interest expense from beneficial conversion ......            --             --        (15,870)
                                                       ---------      ---------      ---------
Loss from operations before income taxes .........      (146,579)       (41,120)       (30,208)
Income Taxes .....................................            --             --             --
                                                       ---------      ---------      ---------
Loss before extraordinary item ...................      (146,579)       (41,120)       (30,208)
Extraordinary loss on early extinguishment of debt        (7,398)            --             --
                                                       ---------      ---------      ---------
Net loss .........................................      (153,977)       (41,120)       (30,208)
Preferred stock dividends ........................        (1,080)        (8,113)          (757)
Preferred stock - beneficial conversion ..........       (23,109)       (27,766)          (100)
                                                       ---------      ---------      ---------
Net loss applicable to common
  stockholders ...................................     $(178,166)     $ (76,999)     $ (31,065)
                                                       =========      =========      =========
Net loss applicable to common stockholders per
  share--basic and diluted........................     $   (4.34)     $   (2.60)     $   (1.85)
Weighted average common shares
  outstanding - basic and diluted ................        41,065         29,651         16,798



 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                           (as restated - see Note 16)


                                                     Preferred Stock                  Common Stock
                                                --------------------------    --------------------------

                                                   Shares         Amount         Shares         Amount
                                                -----------    -----------    -----------    -----------
Balance at December 31, 1998 ..................      80,000    $         0     16,000,000    $        16
                                                ===========    ===========    ===========    ===========
Redemption of Series B Preferred Stock ........     (80,000)          --             --             --
Issuance of Series C Preferred Stock ..........     133,333            210           --             --
Issuance of warrants and beneficial
  conversion in connection with May 1999 Notes         --             --             --             --
  Beneficial conversion from issuance of
  September and October 1999 Notes ............        --             --             --             --
Conversion of Senior Secured Convertible
  Notes to common stock, net ..................        --             --       13,826,868             14
Exchange of common stock for preferred stock:
    Issuance of Series D Preferred Stock ......     309,143          4,637     (3,091,430)            (3)
    Issuance of Series E Preferred Stock ......     291,926          4,379     (2,919,260)            (3)
    Issuance of Series F Preferred Stock ......     345,515         10,365     (3,455,243)            (3)
Series D Preferred Stock dividends ............       1,030            140           --             --
Series E Preferred Stock dividends ............       1,946            265           --             --
Series F Preferred Stock dividends ............       2,304            279           --             --
Beneficial conversion on preferred stock
  dividends ...................................        --             --             --             --
Exercise of warrants to common stock ..........        --             --          220,000           --
Issuance of common stock for purchase of
  MFN dark fiber, minority interest and
  Other .......................................        --             --        5,351,529              5
Deferred compensation .........................        --             --             --             --
Stock compensation to consultants and
  employees ...................................        --             --             --             --
Other .........................................        --             --             --             --
Net loss applicable to common stockholders ....        --             --             --             --
                                                -----------    -----------    -----------    -----------
Balance at December 31, 1999 ..................   1,085,197         20,275     25,932,464             26
                                                ===========    ===========    ===========    ===========
Redemption of Series C Preferred Stock ........     (49,645)           (75)        49,645           --
Issuance of common stock, net .................        --             --        4,150,342              4
Issuance of Series H Preferred Stock, net .....     426,333         63,799           --             --
Issuance of Series I Preferred Stock, net .....      62,500          8,850           --             --
Series D Preferred Stock dividends ............      12,531          1,418           --             --
Series E Preferred Stock dividends ............      23,981          2,700           --             --
Series F Preferred Stock dividends ............      28,383          3,230           --             --
Series H Preferred Stock dividends ............      14,211            769           --             --
Series I Preferred Stock dividends ............       1,931            119           --             --
Exercise of options and warrants to purchase
  common stock ................................        --             --        3,105,895              3
Issuance of warrants in connection with bank
  financing ...................................        --             --             --             --
Stock compensation to employees ...............        --             --             --             --
Deferred compensation .........................        --             --             --             --
Other .........................................        --             --             --             --
Net loss applicable to common stockholders ....        --             --             --             --
                                                -----------    -----------    -----------    -----------
Balance at December 31, 2000 ..................   1,605,422        101,085     33,238,346             33
                                                ===========    ===========    ===========    ===========
Direct issuance of common stock, Feb 2001 .....        --             --        6,440,000              6
Issuance of warrants in connection with bank
  financing ...................................        --             --             --             --
Series D Preferred Stock dividends ............      12,123             96           --             --
Series E Preferred Stock dividends ............      22,802            184           --             --
Series F Preferred Stock dividends ............      27,445            219           --             --
Series H Preferred Stock dividends ............      33,959            264           --             --
Series I Preferred Stock dividends ............       4,885             38           --             --
Exercise of options and warrants to purchase
  common stock ................................        --             --          110,580              1
Beneficial conversion on Repricing of
  Series H ....................................        --           16,254           --             --
Beneficial conversion on Repricing of
  Series I ....................................        --            4,766           --             --
Issuance of warrants in connection
  with conversions ............................        --             --             --             --
Conversion of Series C Preferred Stock ........     (83,688)          (135)        83,688           --
Conversion of Series D Preferred Stock ........    (334,827)        (6,291)     3,348,268              3
Conversion of Series E Preferred Stock ........    (340,655)        (7,528)     3,406,563              3
Conversion of Series F Preferred Stock ........    (403,647)       (14,093)     4,036,477              4
Conversion of Series H Preferred Stock ........    (373,947)       (63,990)     8,547,360              9
Conversion of Series I Preferred Stock ........     (69,316)       (13,773)     1,901,253              2
Issuance of Series J Preferred Stock, Net .....         360          7,094        327,273              1
Subscription Receivable on Series J Preferred
  Stock .......................................        --           (5,700)          --             --
Beneficial conversion on Series J
Conversion of Series J Preferred Stock ........          (4)           (31)       132,805           --
Stock compensation to employees ...............        --             --             --             --
Net loss applicable to common stockholders ....        --             --             --             --
                                                -----------    -----------    -----------    -----------
Balance at December 31, 2001 ..................     100,912    $    18,459     61,572,613    $        62
                                                ===========    ===========    ===========    ===========



                                                  Additional
                                                   Paid in
                                                   Capital
                                                     and       Accumulated
                                                    Other        Deficit        Total
                                                    -----        -------       --------
Balance at December 31, 1998 ..................       5,466    $    (3,568)   $     1,914
                                                ===========    ===========    ===========
Redemption of Series B Preferred Stock ........        --             --             --
Issuance of Series C Preferred Stock ..........        --             --              210
Issuance of warrants and beneficial
 conversion in connection with May 1999 Notes        13,990           --           13,990
 Beneficial conversion from issuance of
 September and October 1999 Notes .............       7,930           --            7,930
Conversion of Senior Secured Convertible
  Notes to common stock, net ..................      20,709           --           20,723
Exchange of common stock for preferred stock:
    Issuance of Series D Preferred Stock ......      (4,634)          --             --
    Issuance of Series E Preferred Stock ......      (4,376)          --             --
    Issuance of Series F Preferred Stock ......     (10,362)          --             --
Series D Preferred Stock dividends ............        --             --              140
Series E Preferred Stock dividends ............        --             --              265
Series F Preferred Stock dividends ............        --             --              279
Beneficial conversion on preferred stock
  dividends ...................................          72           --               72
Exercise of warrants to common stock ..........         147           --              147
Issuance of common stock for purchase of
  MFN dark fiber, minority interest and
  Other .......................................      43,972           --           43,977
Deferred compensation .........................      (4,290)          --           (4,290)
Stock compensation to consultants and
  employees ...................................      13,764           --           13,764
Other .........................................         220            (24)           196
Net loss applicable to common stockholders ....        --          (31,065)       (31,065)
                                                -----------    -----------    -----------
Balance at December 31, 1999 ..................      82,608        (34,657)        68,252
                                                ===========    ===========    ===========
Redemption of Series C Preferred Stock ........          75           --             --
Issuance of common stock, net .................      46,213           --           46,217
Issuance of Series H Preferred Stock, net .....       4,836           --           68,635
Issuance of Series I Preferred Stock, net .....        --             --            8,850
Series D Preferred Stock dividends ............        --             --            1,418
Series E Preferred Stock dividends ............        --             --            2,700
Series F Preferred Stock dividends ............        --             --            3,230
Series H Preferred Stock dividends ............        --             --              769
Series I Preferred Stock dividends ............        --             --              119
Exercise of options and warrants to purchase
  common stock ................................       6,345           --            6,348
Issuance of warrants in connection with bank
  financing ...................................       6,139           --            6,139
Stock compensation to employees ...............       4,040           --            4,040
Deferred compensation .........................       2,732           --            2,732
Other .........................................       1,833           --            1,833
Net loss applicable to common stockholders ....        --          (76,999)       (76,999)
                                                -----------    -----------    -----------
Balance at December 31, 2000 ..................     154,821       (111,656)       144,283
                                                ===========    ===========    ===========
Direct issuance of common stock, Feb 2001 .....      24,800           --           24,806
Issuance of warrants in connection with bank
  financing ...................................       7,148           --            7,148
Series D Preferred Stock dividends ............        --             --               96
Series E Preferred Stock dividends ............        --             --              184
Series F Preferred Stock dividends ............        --             --              219
Series H Preferred Stock dividends ............        --             --              264
Series I Preferred Stock dividends ............        --             --               38
Exercise of options and warrants to purchase
  common stock ................................        --             --                1
Beneficial conversion on repricing of
  Series H ....................................        --             --           16,254
Beneficial conversion on repricing of
  Series I ....................................        --             --            4,766
Issuance of warrants in connection
  with conversions ............................         279           --              279
Conversion of Series C Preferred Stock ........         135           --             --
Conversion of Series D Preferred Stock ........       6,288           --             --
Conversion of Series E Preferred Stock ........       7,525           --             --
Conversion of Series F Preferred Stock ........      14,089           --             --
Conversion of Series H Preferred Stock ........      63,982           --             --
Conversion of Series I Preferred Stock ........      13,771           --             --
Issuance of Series J Preferred Stock ..........       1,861           --            8,956
Subscription Receivable on Series J Preferred
  Stock .......................................          --           --           (5,700)
Beneficial conversion on Series J .............       2,091                         2,091
Conversion of Series J Preferred Stock ........          31           --             --
Stock compensation to employees ...............      (1,172)          --           (1,172)
Net loss applicable to common stockholders ....        --         (178,166)      (178,166)
                                                -----------    -----------    -----------
Balance at December 31, 2001 .................. $   295,649    $  (289,822)   $    24,348
                                                ===========    ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                               2001                  2000                  1999
                                                               ----                  ----                  ----
                                                                                              As restated - see
                                                                                                        Note 16
Cash flows from operating activities:
   Net loss applicable to common
     stockholders ...................................      $(178,166)            $ (76,999)            $ (31,065)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and Amortization ..................         15,319                 7,652                   520
     Preferred stock dividends ......................          1,080                 8,113                   757
     Interest expense from beneficial conversion ....           --                    --                  15,870
     Preferred stock dividends and
       beneficial conversion ........................         23,109                27,766                   100
     Stock related expense ..........................         (1,172)                8,468                   803
     Non-recurring expense...........................           --                    --                   3,704
     Impairment of Property, plant and
       equipment ....................................         51,848                  --                    --
     Impairment of Goodwill .........................         56,467                  --                    --
     Extraordinary loss on early
       extinguishment of debt .......................          7,398                  --                    --
     Other non-cash expenses ........................          4,545                 3,193                 3,709
   Change in assets and liabilities:
     (Increase) decrease in accounts
       receivable, prepaid expenses and
       other assets .................................          9,686               (15,386)                  140
     Increase (decrease) in accounts
       payable and accrued expenses .................        (12,144)               24,630                   157
                                                           ---------             ---------             ---------
Cash used in operating activities ...................        (22,030)              (12,563)               (5,305)
                                                           ---------             ---------             ---------
Cash flows from investing activities:
   Capital expenditures .............................        (46,737)              (74,677)              (10,827)
   Investment in Devnet, net of cash ................           --                 (17,896)                 --
                                                           ---------             ---------             ---------
Cash used in investing activities ...................        (46,737)              (92,573)              (10,827)
                                                           ---------             ---------             ---------
Cash flows from financing activities:
   Net proceeds from issuance of debt
     financing ......................................         45,000                45,016                25,331
   Net proceeds from issuance of equity
     securities .....................................         25,756                52,393                   200
   Repayment of capital lease obligation ............           (233)                 (203)                 (144)
                                                           ---------             ---------             ---------
Cash provided from financing activities .............         70,523                97,206                25,387
                                                           ---------             ---------             ---------
Net increase (decrease) in cash .....................          1,756                (7,930)                9,255
Cash at beginning of period .........................          1,582                 9,512                   257
                                                           ---------             ---------             ---------
Cash at end of period ...............................      $   3,338             $   1,582             $   9,512
                                                           =========             =========             =========

Supplemental disclosures of cash
  flow information:
   Interest paid ....................................      $   6,732             $   2,589             $     110
   Income taxes paid ................................           --                    --                    --
Non-cash financing activities:
   Issuance of common stock and options
     to acquire Devnet ..............................           --               $  39,842                  --
   Issuance of common stock to acquire
     MFN dark fiber and minority interest ...........           --                    --               $  43,450
   Issuance of capitalized stock options ............           --                    --               $   7,115
   Capital expenditures financed through
     capital leases .................................           --                    --               $   1,303



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

     FiberNet is an all-optical facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber optic solution to support the demand for network capacity in the intra-city market, or local loop. The Company has established operations in the New York, Chicago and Los Angeles metropolitan areas.

     FiberNet is holding a company that owns all of the outstanding common stock of FiberNet Operations Inc., a Delaware corporation and an intermediate level holding company, and Devnet L.L.C. ("Devnet"), a Delaware limited liability company. FiberNet Telecom Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, L.L.C. ("Local Fiber"), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC ("Equal Access"), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

     The Company was a development stage enterprise through December 31, 1999. During the fiscal quarter ended March 31, 2000, the Company began offering its services to customers and recognizing revenues.

     The Company has agreements with other entities, including telecommunications license agreements with on-net building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company's ability to execute its business strategy and operating plan.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., FiberNet Equal Access and Local Fiber and have been prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated.

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

     The Company's operations and ability to grow may be affected by numerous factors, including the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and accumulated deficit; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in obtaining additional carrier hotel lease agreements and license agreements with building owners; growth in demand for its services; the frequency of service interruptions on its networks; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

        Computer software ..................3-5  Years
        Computer equipment .................3-5  Years
        Office equipment and fixtures ......5-10 Years
        Leasehold improvements .............9-15 Years
        Network equipment ..................5-10 Years
        Network infrastructure .............5-20 Years

     Maintenance and repairs are expensed as incurred. Long-term improvements are capitalized as additions to property, plant and equipment.

Impairment of Long-Lived Assets

     The Company reviews the carrying value of long-lived assets including goodwill and property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets. See Notes 4 and 6.

Revenue Recognition

     FiberNet generates revenues from selling network capacity and related services to other communications service providers. The majority of the Company's revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to five years. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

     Revenues are derived from three general types of services:

     Transport services. FiberNet's transport services include the offering of broadband circuits on its metropolitan transport networks and in-building networks. The Company also offers vertical dark fiber in certain of its carrier hotel facilities and on-net and off-net buildings. The meet-me-room facility offers customers a single room within the carrier hotel to cross connect.

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

     The Company has four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and direct costs in the accompanying consolidated statements of operations. The Company leased colocation facilities under these agreements and the total amount expensed for services rendered under the reciprocal agreements in fiscal 2001 was approximately $5,383,000, compared to approximately $2,240,000 in fiscal 2000. The Company recorded revenues for the provision of metropolitan transport services and colocation space in carrier hotels of approximately $5,240,000 in fiscal 2001 from these reciprocal agreements, compared to approximately $2,186,000 in fiscal 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships, in financial statements filed with the SEC. SAB 101 defers revenue recognition for certain payments previously received into future accounting periods. The Company's financial statements reflect the accounting guidance in SAB 101 for all periods presented.

Fair Value of Financial Instruments

     The Company estimates that the carrying value of its financial instruments approximates fair value.

Goodwill and Intangibles

     Cost in excess of net assets of acquired business, principally goodwill, is amortized on the straight-line method over 15 years. Other intangible assets include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the credit facility. Please see Note - 6, Impairment of Goodwill for a discussion of the impairment of the goodwill associated with the Company's acquisition of Devnet.

Earnings Per Share

     Basic earnings per share have been computed using the weighted average number of shares during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share in 2001, 2000 and 1999, as they were anti-dilutive.

Concentration of Credit Risk.

     The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers' financial condition. As of December 31, 2001 and 2000, one customer accounted for 19.4% and two customers in the aggregate accounted for 25.6% of the Company's total accounts receivable, respectively.

     For the year ended December 31, 2001 and 2000, three customers in the aggregate accounted for 53.3% and two customers in the aggregate accounted for 61.5% of the Company's total revenue, respectively. In 2001 and 2000 the Company recorded $2.6 million and $0.5 million of bad debt expense; $0.9 million was written off in 2001. The Company has an allowance for doubtful accounts of $2.2 million and $0.5 million as of December 31, 2001 and 2000, respectively.

Stock Option Plan

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and, accordingly, recognizes expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Stock option grants to non-employees are accounted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The resulting expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements, as the Company has not entered into any derivative instrument contracts for the years ended December 31, 2001, 2000 and 1999.

Reclassifications

     Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation.

Segment Reporting

     The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations, eliminating the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated at June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new standards of accounting for goodwill and intangible assets obtained in an acquisition. The amortization of goodwill for previous acquisitions will cease upon adoption of SFAS Nos. 141 and 142 on January 1, 2002. We do not expect the adoption of SFAS No. 142 to have a material impact on the consolidated financial statements of the Company.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

     In October, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

                          FIBERNET TELECOM GROUP, INC.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (dollars in thousands):

                                                   December 31,     December 31,
                                                      2001             2000
                                                      ----             ----

        Computer software .........................     $178           $2,963
        Computer equipment ........................      293            1,926
        Leasehold improvements ....................       30            1,111
        Office equipment and furniture ............      146              810
        Network equipment and infrastructure ......  120,523           71,322
                                                    --------        ---------
        Total .....................................  121,170           78,132
        Accumulated depreciation ..................  (15,758)          (4,894)
                                                    --------        ---------
                                                     105,412           73,238
        Construction in progress ..................    4,425           52,876
                                                    --------        ---------
        Property, plant and equipment, net ........ $109,837         $126,114
                                                    --------        ---------


     Depreciation expense on property, plant and equipment was $10,864, $4,458 and $407 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.   IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

     The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

     In December 2001, the Company revised its business plan and conducted extensive reviews of its assets and operations in connection with amending the Credit Facility (See Note 7). The Company used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from these assets, and used a discounted cash flow model to measure the impairment. As a result of this analysis, the Company has recorded an asset impairment of approximately $51.8 million based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

5.   ACQUISITION

     On April 2, 2000, FiberNet acquired approximately 3% of the Devnet membership interests for a purchase price of $3 million. On July 31, 2000, FiberNet acquired the remaining 97% of the membership interests of Devnet not already beneficially owned by the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 2, 2000. Devnet's operations are included in FiberNet's results of operations for the period from July 31, 2000 through December 31, 2000. Devnet managed the communications access and infrastructure for approximately 40 million square feet of class A commercial real estate in major markets nationwide. In connection with the acquisition, the Company issued 3,461,162 shares of its common stock and paid approximately $15 million in exchange for approximately 97% of the membership interests in Devnet. The acquisition was accounted for under the purchase method of accounting. The Company allocated the purchase price of approximately $60 million to the assets and liabilities of Devnet. Initially, the amount allocated to goodwill was being amortized over 15 years using the straight-line method, however, see Note - 6 Impairment of Goodwill for a discussion of the impairment of the goodwill associated with this acquisition. In connection with the acquisition, the Company paid an aggregate of $500,000 to related parties for financial advisory services.

     FiberNet's proforma results of operations assuming the Devnet acquisition occured on January 1, 2000, would have been as follows (dollars in thousands, except per share data):

                                                                    December 31,
                                                                       2000
                                                                       ----

         Revenues ..................................................  $14,606
         Net loss applicable to common shareholders ................ $(82,597)
         Net loss applicable to common shareholders per share -
               basic and diluted ...................................  $(2.55)



6.   IMPAIRMENT OF GOODWILL

     During 2001, the Company evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from the Company's acquisition of Devnet. Pursuant to APB Opinion No. 16, "Business Combinations", the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. The Company reviews the carrying value of long-lived assets including goodwill and property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

     An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, due to the negative industry and economic trends affecting certain of the Company's current operations and expected future sales, as well as the general decline in the valuations of telecommunications companies. The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

     Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and the company associated the related goodwill primarily to those agreements. The Company used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from business activities in the commercial office properties underlying the license agreements and used a discounted cash flow model to measure the impairment. As a result, the Company recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of the asset exceeded its fair value.

7.   NOTES PAYABLE

Note Payable - Affiliate

     On December 7, 2001 the Company issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services. The note bears interest at an annual rate of 14% and is payable in eight monthly installments of approximately $300,000 beginning in January 2002. The Company believes the terms of this transaction are no less favorable than could be received from an independent, third party.

Senior Secured Credit Facility

     On April 11, 2000, the Company entered into a $75.0 million Senior Secured Credit Facility (the "Credit Facility") with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel. In addition to the initial lenders, First Union National Bank, Bank One Capital Corporation and IBM Credit Corporation are currently lenders under the Credit Facility. FiberNet used the funds available under the Credit Facility for the acquisition and construction of its network infrastructure and for general corporate purposes. The Credit Facility had a term of four and one-half years, consisting of revolving credit availability for the first 18 months and a term loan for the remaining three years. The Credit Facility is secured by the Company's assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type. As of December 31, 2001 and 2000, $95.0 and $50.0 million was outstanding under the Credit Facility, respectively. This amount is included in notes payable in the accompanying balance sheet net of an original issue discount of $6.1 million and $4.2 million at December 31, 2001 and 2000, respectively. This discount represents the fair value of warrants to purchase approximately 1.5 million shares of common stock of the Company at an exercise price of $18.062 per share, with an expiration date of April 11, 2005, issued to the lenders in connection with the Credit Facility.

     On December 18, 2000, the Company issued 504,614 additional warrants to its lending group at an exercise price of $17.062 and re-priced the warrants issued on April 11, 2000 from $18.062 to an exercise price of $17.062. The discount is being amortized over the term of the Credit Facility. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model. The transaction was evaluated in accordance with the guidance in EITF Issue 96-19, "Debtor's Accounts for a Modification or Exchange of Debt Instruments." The value on December 18, 2000 of the cash flows under the terms of the revised debt instrument as compared to the cash flows under the original debt instrument resulted in a difference that was "not substantially" different. An adjustment was made to the original issue discount, initially recorded in connection with the issuance of the warrants, and to additional paid-in-capital
(APIC) to reflect the new exercise price of those warrants.

     On February 9, 2001, the Company amended the Credit Facility to increase the availability thereunder to $105.0 million and to the extend the maturity thereof to six years. In connection with this amended credit facility, the Company issued warrants to purchase an additional 454,409 shares of its common stock, with an expiration date of April 11, 2005, at an exercise price of $8.00 per share. In addition, all warrants issued under the original credit agreement were replaced with warrants to purchase an equivalent amount of the Company's common stock, with an expiration date of April 11, 2005, at an exercise price of $8.00 per share. The transaction was evaluated in accordance with EITF 96-19, and it was determined that a substantial modification of terms had been made. As such, the transaction was accounted for, and reported in the same manner as, an extinguishment, and the Company recorded a $7.4 million charge for the extraordinary loss from extinguishment of debt, representing deferred financing fees and the original issue discount relating to the previous Credit Facility.

     Also, on April 27, 2001, in connection with a waiver and agreement under our credit facility, warrants to purchase 300,000 shares of our common stock at a purchase price of $8.00 per share held by Deutsche Banc Alex.Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.01 per share.

     The Company valued the warrants at each issuance and pricing date using the Black-Scholes valuation model and recorded a debit to original issue discount with a credit to APIC for the warrant's value.

     In connection with the Company's sale of its Series J preferred stock, on December 7, 2001, it entered into an amendment of its Credit Facility with its lenders pursuant to which the lenders consented to the sale of the series J preferred stock and adjusted certain covenants contained in the credit agreement underlying the Credit Facility. Additionally, all warrants outstanding issued to the lenders under the Credit Facility were replaced with warrants with identical terms other than with respect to a reduction of the exercise price to $0.50.

     Material financial covenants monitored on a quarterly basis include minimum requirements for cumulative revenues and EBITDA, a maximum limitation on capital expenditures, and compliance with ratios of total debt to consolidated capitalization and total debt to property, plant and equipment, net of accumulated depreciation. In addition, the second and third closings for the issuance of the Series J preferred are required under the credit agreement. Non-compliance with any of these covenants, requirements, or other terms and conditions, constitutes an event of default under the credit agreement, prohibiting access to any additional funds available under the credit facility and potentially accelerating the outstanding balance for immediate payment.

     Minimum Cumulative Net Revenues ("Net Revenues") which is defined as GAAP revenue plus deferred revenue recorded on the balance sheet requires the Company to have Net Revenues from January 1, 2000 to December 31, 2001 of $49.1 million. The Company's Net Revenues from January 1, 2000 to December 31, 2001 was $50.4 million. The covenant requires Net Revenues from January 1, 2000 to March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002 to be at least $55.3 million, $63.4 million, $73.2 million and $84.9 million, respectively.

May Convertible Notes

     On May 7, 1999 (the "Closing Date"), the Company entered into a securities purchase agreement with certain investors, including Signal Capital Partners, L.P., Trident Telecom Partners LLC and Concordia Telecom Management,

L.L.C., for the sale of $14.1 million of securities, consisting of $13.9 million aggregate amount of 4% to 8% Senior Secured Convertible Notes due 2004 (the "May Convertible Notes") and 133,333 shares of convertible Series C preferred stock with an aggregate redemption value of $0.2 million, or $1.50 per share, (the "Series C preferred stock," together with the May Convertible Notes, the "Securities"). The Securities were convertible into shares of the Company's common stock at a conversion price of $1.50 per share. The May Convertible Notes were secured by, among other things, a pledge by the Company of the shares of common stock of its wholly-owned subsidiaries. Together with the sale of the May Convertible Notes, the Company issued approximately 7.9 million warrants to purchase common stock to the purchasers of the May Convertible Notes (the "Warrants"). The Warrants are exercisable at $0.67 to $1.50 per share and expire five years after the Closing Date.

     The Series C preferred stock, May Convertible Notes and the Warrants were recorded at $0.1 million, $8.0 million, and $6.0 million, respectively. The proceeds allocated to the Securities and Warrants were based on the relative fair value of each security. The fair values of the Securities were determined based upon the then quoted stock price of $4.94, and the number of common shares that the Securities are convertible into. The Warrants were valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8%, expected dividend yield of 0%, expected life of 5 years, and expected volatility of 88%.

     In connection with the issuance of the May Convertible Notes and the related Warrants, the Company recorded an original issue discount on the May Convertible Notes in the amount of approximately $6.0 million, which represents the proceeds allocated based on the relative fair value of the Warrants. The original issue discount was amortized over the five-year life of the May Convertible Notes. Certain financing costs related to the issuance of the May Convertible Notes were capitalized as deferred charges and amortized over the five-year life of the May Convertible Notes.

     In connection with this transaction, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of approximately $7.9 million, to reflect the market price of the common stock on the date of issuance. See Note 16.

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

Conversion of May and September Convertible Notes

     On November 30, 1999, holders of the Company's May Convertible Notes and September Convertible Notes converted their principal and accrued interest into shares of common stock. Subsequently, certain holders of the 4% May Convertible Notes exchanged their common stock for Series D preferred stock, certain holders of the 8% May Convertible Notes exchanged their common stock for Series E preferred stock and certain holders of the September Convertible Notes exchanged their common stock for Series F preferred stock (See note 11 - Preferred Stock).

     The Company did not record any beneficial conversion charge related to the conversion of the May and September Convertible Notes into common shares and then into preferred stock because the fair value of the common shares of $7.25 per share, the quoted market price on the date of conversion, equals the fair value of the common shares into which the Series D preferred stock, Series E preferred stock and Series F preferred stock can be converted.

8.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into an equipment leasing agreement requiring the payment of $1.0 million over a five-year period that commenced August 1999. The present value of this amount has been included as capital lease obligation on the consolidated balance sheets as of December 31, 2001 and 2000.

     The Company also entered into various operating lease agreements for office space and other space relating to the Company's operations. Occupancy expense for the years ended December 31, 2001, 2000 and 1999 was approximately $14.2 million, $6.0 million, and $0.8 million, respectively.

     Estimated future minimum operating and capital lease payments are as follows (in thousands):


                                        Operating       Capital
                                        ---------       -------

       2002 ............................. $11,644          $347
       2003 .............................  10,574           314
       2004 .............................   9,383           212
       2005 .............................   9,320            --

       2006 and thereafter ..............  69,464            --
       Less: interest component .........      --          (149)
                                         --------        ------
       Total ............................$110,385          $724
                                         ========        ======


     On December 31, 1999, the Company entered into a master purchase agreement with Nortel Networks Inc., a related party, giving it the right to purchase optical networking equipment and related services at predetermined volume-based pricing. On June 22, 2000, the Company amended its master purchase agreement with Nortel to expand the scope of this agreement from $60.0 million to $260.0 million and to extend the term of the agreement to 2002.

     The Company and its subsidiaries in the normal course of business may become party to any number of judicial, regulatory and administrative proceedings. The Company's management does not believe that any material liability will be imposed as a result of any of these matters.

9.   STOCK OPTIONS

     In December 1999, the Company adopted an employee equity participation program (the "1999 Stock Option Plan") covering 4,500,000 shares of common stock of the Company to advance the growth and success of FiberNet by enabling employees, directors and consultants to acquire a proprietary interest in the Company. The Board of Directors administered the 1999 Stock Option Plan. All employees were eligible to receive awards under the 1999 Stock Option Plan, at the Board's discretion. Options granted pursuant to the 1999 Stock Option Plan
(i) are either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) have a term of ten years and (iii) typically vest on an annual basis over three years. The Company's previous Employee Equity Participation Program was terminated during 1999.

     On May 23, 2000, FiberNet's board of directors approved, and on July 27, 2000 the Company's stockholders ratified, the adoption of an equity incentive plan (the "Equity Incentive Plan"), which amends and restates the Company's 1999 Stock Option Plan, covering 10,000,000 shares of common stock of the Company. On June 5, 2001, the Company's stockholders ratified an increase in the number of shares available under the Equity Incentive Plan to 12,644,000. The Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and other performance and non-performance based equity awards, including restricted stock, performance awards, stock appreciation rights, or SARs, and other types of awards based on the Company's common stock. During the fiscal year ended December 31, 2001, the Company granted approximately 6.4 million options under the Equity Incentive Plan, at an average exercise price of approximately $0.40 per share, with a vesting period of up to three years.

     The Company accounts for stock options under APB Opinion No. 25. During the years ended December 31, 2001, 2000 and 1999, the Company granted stock options to employees with exercise prices below the market price on the date of the grant. Additionally, on December 21, 2000, the Company repriced certain options previously granted to three of its executive officers, resulting in variable plan accounting in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), from the date of modification. These options were originally granted in 1999 and 2000 at exercise prices of $4.00, $3.75, $6.00 and $9.31 per share, and were repriced at an exercise price of $1.00 per share for certain members of the senior management team and $6.00 per share for all other options repriced. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined resulting in negative compensation cost being recognized. In accordance with FIN 44, expense reduction has been recognized up to the amount of the expense previously recognized in prior periods relating specifically to the modified awards. As such the Company recorded compensation expense to employees of approximately $(1.2) million, $8.5 million, and $0.8 million for those years, respectively.

     If the Company had calculated stock option compensation expense as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been the following pro forma amounts:


                                                                       2001         2000          1999
                                                                       ----         ----          ----

Net loss applicable to common stockholders ..... As reported         $178,166       $76,999     $31,065
                                                 Pro forma           $181,019       $85,688     $32,945


Net loss per share applicable to common stockholders
  basic and diluted ............................ As reported          $ (4.34)      $ (2.60)    $ (1.85)
                                                 Pro forma            $ (4.41)      $ (2.89)    $ (1.96)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 2001, 2000 and 1999: risk-free interest rates of 4.875%, 5.2% and 5.5%, respectively, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 159%, 96% and 88%, respectively.

Transactions during the years ended December 31, 2001, 2000 and 1999, respectively, involving stock options are summarized as follows:


                                                    2001                          2000                         1999
                                        --------------------------    --------------------------     -------------------------
                                                                                        Average                       Average
                                         Number of        Average      Number of         Option      Number of        Option
                                          Shares        Option Price    Shares         Price Per      Shares           Price
                                          ------         Per Share      ------           Share        ------         Per Share
                                                         ---------                       -----                       ---------
Options outstanding at the begin-
   ning of the period ...........        9,775,727       $    6.42     5,870,167       $    2.92     1,268,834       $    3.05
Granted .........................        7,673,929            0.40     5,969,893            9.16     5,969,333            3.30
Exercised .......................         (103,452)           3.95    (1,600,000)           2.06            --              --
Terminated ......................       (2,092,942)           9.41      (464,333)          12.35    (1,368,000)           4.67
                                        ----------       ---------    ----------      ----------     ---------       ---------
Options outstanding at the end of
   Year .........................       15,253,262            3.00     9,775,727            6.42     5,870,167            2.92
                                        ----------       ---------    ----------      ----------     ---------       ---------
Exercisable at end of year ......        7,833,182            3.64     4,894,904            3.70     5,004,834            2.69
                                        ----------       ---------    ----------      ----------     ---------       ---------
Weighted average fair value of
   options granted ..............                        $    0.38                     $    9.76                     $    3.76

     The following table summarizes information about stock options outstanding as of December 31, 2001:


                          OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
--------------------------------------------------------------------------------      --------------------------------------
                         Outstanding      Weighted-Average                                  Exercisable
       Range of             as of            Remaining          Weighted-Average               as of        Weighted-Average
   Exercise Prices       12/31/2001       Contractual Life       Exercise Price              12/31/2001      Exercise Price

 $0.0000 - $ 2.0170      9,665,858              9.4                 $0.5729                  4,034,536            $0.9211
 $2.0171 - $ 4.0340      1,532,517              8.0                 $3.6003                    995,217            $3.5837
 $4.0341 - $ 6.0510      2,026,668              7.7                 $5.2107                  1,820,837            $5.1651
 $6.0511 - $ 8.0680         44,167              7.6                 $7.6800                     18,503            $7.7956
 $8.0681 - $10.0850        917,169              7.7                 $9.2687                    424,187            $9.2254
$10.0851 - $12.1020         88,000              8.4                $11.3928                     42,668           $11.2896
$12.1021 - $14.1190        380,048              6.0                $13.0870                    234,722           $13.1041
$14.1191 - $16.1360        476,501              8.1                $14.9204                    178,841           $14.9309
$16.1361 - $18.1530         58,334              1.3                $16.4029                     19,671           $16.4154
$18.1531 - $20.1700         64,000              6.9                $19.4550                     64,000           $19.4550
                      ------------       ----------              ----------                -----------          ---------
                        15,253,262              8.7                 $2.9989                  7,833,182            $3.6436

Stock Option Grants to Non-Employees

     During 2000, the Company granted 76,000 stock options to certain consultants for services rendered in connection with the design, development and construction of the Company's telecommunications network infrastructure. As a result, the Company recorded approximately $3.3 million of property, plant and equipment for the year ended December 31, 2000, which represents the fair value of the options granted. The Company also granted stock options to

     Tishman Speyer Properties, L.P. ("TSP") in connection with the master license agreement. As a result, the Company recorded approximately $3.8 million of deferred charges for the year ended December 31, 1999, which represents the fair value of the options granted. In addition, the Company granted stock options with a one-year vesting period to outside consultants for pre-acquisition due diligence services. As a result, the Company recognized approximately $658,000 of compensation expense, which is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 1999.

     On May 26, 2000, FiberNet entered into an amended and restated agreement with TSP. As partial consideration for this amended and restated agreement, TSP terminated the prior master license agreement and surrendered the warrant in equal access. Under the agreement, the Company will issue up to 1.6 million shares of its Common Stock to TSP as the Company enters into license agreements for the deployment and operation of its in-building networks in certain commercial office properties owned or managed by TSP. As of December 31, 2001, approximately 700,000 shares have been issued under the agreement for a total value of $6.4 million, based on fair market value on the date of issuance. This amount is included in deferred charges on the accompanying balance sheet and is being amortized over 15 years, the term of the underlying license agreement. In a related transaction, TSP exchanged a warrant it held for membership interests in Equal Access, an indirect wholly-owned subsidiary of FiberNet. This exchange had no impact on the financial statements of the Company since TSP did not perform under the master license agreement, and the Company received no benefit from the agreement. Consequently, TSP never earned any portion of the warrant and no costs were capitalized related to this warrant.

10.   STOCK RESERVED FOR FUTURE ISSUANCE

     In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance additional shares of common stock, relating to outstanding warrants and convertible securities. As of December 31, 2001, the Company had outstanding (i) warrants exercisable into approximately
20.0 million shares of common stock at exercise prices ranging from $0.01 to $6.56 per share and (ii) convertible preferred stock convertible into approximately 19.7 million shares of common stock with a conversion price of $1.31 for Series H preferred stock and a conversion price for the Series J preferred stock equal to 90% of the average of the five lowest volume weighted average prices for the Company's common stock during the 15 trading days immediately prior to the date of conversion, provided that such average price shall not be less than $.20 nor greater than $.50.

11.   PREFERRED STOCK

Series C Voting Preferred Stock

     On May 7, 1999 the Company issued approximately 133,000 shares of Series C voting preferred stock. Each share is entitled to 117.03 votes to be voted at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series C voting preferred stock then outstanding, shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company's common stock in an amount equal to $1.50 per share. Each holder of each share of Series C voting preferred stock shall have the right to convert such share for one share of common stock at a conversion price of $1.50 per share, subject to adjustment. The holders of the Series C voting preferred stock shall be entitled to share in any dividends declared and paid by the Company to the common stock on a ratable basis. In connection with this transaction, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of $0.1 million, to reflect the market price of the common stock on the date of issuance.

Series D, E and F Preferred Stock

     On November 30, 1999 the Company issued approximately (i) 309,000 shares of Series D preferred stock, (ii) 292,000 shares of Series E preferred stock and
(iii) 346,000 shares of Series F preferred stock. The shares of Series D, E and F preferred stock are entitled to voting rights at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series D, E and F preferred stock then outstanding, will be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company's common stock an amount equal to $15.00, $15.00 and $30.00 per share, respectively. Each holder of each share of Series D, E and F preferred stock will have the right to convert such share for ten shares of common stock at conversion prices of $1.50, $1.50 and $3.00 per share, respectively, subject to adjustment. The holders of the Series D, E and F preferred stock are entitled to receive dividends at a rate of 4%, 8% and 8% per annum, respectively. Such dividends are payable semi-annually, and at the option of the Company, in cash or in additional shares of the respective series of Series D, E or F preferred stock.

Series G, H and I Preferred Stock

     On June 30, 2000, the Company issued and sold 2,000,000 shares of Series G preferred stock to Nortel in a private placement for an aggregate purchase price of $20.0 million. Each share of Series G preferred stock was convertible into one share of common stock of FiberNet at $10.00 per share, subject to anti-dilution adjustments. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for a beneficial conversion feature in the amount of $14.0 million to reflect the market price of the common stock as of the date of the issuance.

     On July 31, 2000 the Company issued and sold 426,333 shares of Series H preferred stock, $.001 par value per share (the "Series H preferred stock") to Nortel in a private placement for an aggregate purchase price consisting of $22.5 million in cash plus the cancellation by Nortel of the 2,000,000 shares of the Series G preferred stock, including all accrued and unpaid dividends thereon. Each share of Series H preferred stock is convertible into ten shares of common stock at $10.00 per share, subject to anti-dilution adjustments. This amount is reflected in the accompanying balance sheet net of the value of warrants to purchase 425,000 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a nonrecurring non-cash charge for the beneficial conversion feature in the amount of $12.3 million to reflect the market price of the common stock as of the date of the issuance.

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

Conversion of Series C, D, E, F, H and I Preferred Stock

     On December 6, 2001, all of the Company's outstanding shares of Series C, D, E and F preferred stock were converted into shares of the Company's common stock. In addition, the holder of the Company's Series H and I preferred stock converted all of its Series I preferred stock and 373,947 shares, or 79%, of its Series H preferred stock into shares of the Company's common stock.

     Accordingly, as a result of the conversion of the Series C, D, E, F, H and I preferred stock into common stock, the Company issued an aggregate of 20,647,551 shares of common stock to stockholders who held shares of Series C, D, E, F, H and I preferred stock and cancelled an aggregate of 1,534,221 shares of Series C, D, E, F, H and I preferred stock. The common stock issued pursuant to such conversion is not registered under the Securities Act of 1933 and, therefore, may only be sold pursuant to an applicable exemption from registration, if any, under the Securities Act of 1933. In connection with the conversion of the Series C, D, E and F preferred stock, the holders of such preferred stock received, in the aggregate, warrants to purchase 985,000 shares of the Company's common stock. The Company recorded a non-cash preferred stock dividend of $0.3 million, representing the fair value of the warrants issued, as determined using the Black-Scholes option model. These warrants have an exercise price of $0.55 and an expiration date of 5 years from the date of issuance.

     In February 2001, the conversion price of the Series H and Series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. Additionally, in connection with the conversion of the Series H and I preferred stock, the conversion price of the remaining 100,000 shares of Series H preferred stock will be reduced to $1.31. The Company recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price.

Series J Preferred Stock

     On December 7, 2001, the Company consummated a directed public offering of 360 shares of a new series of preferred stock, designated Series J preferred stock for an aggregate purchase price of $3.6 million, under the Company's existing shelf registration statement. Pursuant to the stock purchase agreement, the

Company also issued to the purchasers two series of warrants, Series A and B, to purchase up to 10,211,701 shares of the Company's common stock having an expiration date five years from the date of issuance and at an exercise price of $0.30 per share, all of which are subject to adjustment in certain circumstances and 4,509,902 of which, representing the Series B warrants, are subject to certain vesting conditions. In addition, subject to certain conditions, the stock purchase agreement includes two additional closings for the sale of an additional $5.7 million of the Company's Series J preferred stock to the purchasers. The Company may opt out of one or both of these subsequent closings upon payment of cash consideration and upon approval of the Company's lenders under its senior secured credit facility. The Company also paid $0.3 million and issued 327,273 shares of its common stock to the placement agent for the sale of the Series J preferred stock.

     The Company may redeem any or all of the currently outstanding shares of Series J preferred stock for 150% of the purchase price of such stock. In addition, under certain circumstances, the Company must redeem any outstanding Series J preferred stock in exchange for either 100% or 150% of the purchase price, depending upon the event that transpires. Furthermore, subject to certain adjustments, the Series J preferred stock is convertible into the number of shares of common stock equal to 90% of the average of the five lowest volume weighted average prices for the Company's common stock during the 15 trading days immediately prior to the date of conversion, provided that such average price shall not be less than $0.20 nor greater than $0.50 for the Series J preferred stock issued at the first closing. Other than with respect to matters directly affecting the rights, preferences and privileges of the Series J preferred stock, the terms of the Series J preferred stock do not provide voting rights to the holders thereof.

     As the purchasers have made a firm committment to participate in the two additional closings totaling $5.7 million, the transaction has been accounted for as a subscription receivable from Series J preferred stock. The Series J preferred stock is reflected in the accompanying balance sheet net of the relative fair value of warrants to purchase 5,701,799 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $2.1 million to reflect the market price of the common stock as of the date of the issuance.

12.   RELATED PARTY TRANSACTIONS

     During 2000, the Company made payments to Petrocelli Electric Co., a related party, of approximately $38,000 for consulting and contracting services rendered, respectively. Mr. Santo Petrocelli, former Chairman of the Company, is the President and Chief Executive Officer of Petrocelli Electric Co. and Petrocelli Electrical Services and the principal of SMFS, Inc., a stockholder in the Company. Other consulting fees to related parties for the years ended December 31, 2001 and 2000 included approximately: (i) none and $70,665 to Richard D. Sayers, a director of the Company, (ii) $10,417 and $103,957 to Frank Chiaino, a former officer of the Company, (iii) none and $250,000 to Signal Equity Management Corporation, of which Timothy P. Bradley, a director of the Company, is the president, and (iv) none and $250,000 to Waterview Advisors L.L.C., of which William Vrattos, a former director of the Company, was the managing director, respectively.

     The Company capitalized in property, plant and equipment amounts paid for services from Petrocelli Electrical Services, a related party, of approximately $628,000 and $70,000 during 2001 and 2000, respectively. Additionally, the Company expensed approximately $140,000 of consultant fees from this related party during 1999. As of December 31, 2001 and 2000, the Company had a payable to Petrocelli Electrical Services of approximately $268,000 and $31,000, respectively.

     The Company capitalized services of approximately $57,000 of consulting services from Landtel Telecommunications, a related party, during 1999. Additionally, the Company expensed approximately $120,000, $128,831 and $57,000 of consultant fees from this related party during 2001, 2000 and 1999, respectively. Mr. Joseph Tortoretti is the majority stockholder of Landtel Telecommunications and a principal of LTJ Group, Inc., a stockholder of the Company.

     The Company capitalized in property, plant and equipment amounts paid for services from Nortel, a shareholder, of approximately $7.4 million and $31.4 million during 2001 and 2000, respectively. As of December 31, 2001 the Company had a Note Payable to Nortel for approximately $2.3 million. See Note 7. As of December 31, 2000, the Company had a trade payable to Nortel Networks Inc. of approximately $2.3 million.

13.   INCOME TAXES

     A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 2001, 2000 and 1999 follows (dollars in thousands):

                                                                   2001           2000        1999
                                                                 --------      ---------    --------

Computed tax at statutory rate                                   $(51,303)      $(14,392)   $(10,573)
State and local, net of federal income tax benefit                 (7,329)            --      (1,510)
Interest expense from beneficial conversion                            29         (2,056)      6,348
Other                                                                  --            614        (30)
Change in valuation allowance                                      58,603         15,834       5,765
                                                                 --------      ---------    --------
                                                                 $   --         $   --        $  --
                                                                 ========      =========    ========




Deferred Taxes:                                                    2001           2000        1999
                                                                  -------      ---------    --------

Deferred expenses                                                    $933        $1,700      $ 4,466
Stock options                                                       4,359         4,828        1,441
Depreciation and impairment of property, plant and equipment       12,163          (180)         (14)
Goodwill impairment                                                29,319            --           --
Net operting loss                                                  35,447        13,820        3,862
Bad debts                                                             898           188           --
Valuation allowance                                              (83,119)       (20,356)      (9,755)
                                                                 --------      ---------    --------
Net deferred tax asset                                           $   --         $   --       $   --
                                                                 ========      =========    ========

     As of December 31, 2001, the Company has federal income tax net operating loss carryforwards of approximately $89 million. The federal tax loss carryforwards begin expiring in 2012. Full valuation allowances have been recorded against all temporary differences.

     During 2001, 2000 and 1999 the Company did not record a current or deferred federal tax provision.

14. METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

     Pursuant to a Private Network Agreement dated as of December 17, 1999 and other related agreements by and between Metromedia Fiber Network Services, Inc. ("MFN") and the Company ("the Network Agreement"), the Company issued five million shares at an assumed price of $8.69 per share. As part of the Network Agreement, the Company issued four million shares (of the total five million) to acquire an exclusive right of use of dark fiber in multiple markets for a total price of approximately $34.8 million. This amount has been reflected in the accompanying consolidated financial statements as property, plant and equipment. As part of the remaining part of the Network Agreement, the Company issued one million shares (of the total five million) to repurchase a 10% membership interest in Local Fiber, LLC held by MFN. The transaction was recorded as a purchase business combination. The Company recorded approximately $8.7 million of goodwill in the accompanying consolidated financial statements, which will be amortized over a period of 15 years.

15. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)


                               March 31,      June 30,     September 30,   December 31,
                               ---------      --------     -------------   ------------
                                2001(a)         2001         2001(b)        2001(c)
                                -------         ----         -------        -------
Revenues                       $  7,374       $  8,156       $  7,674       $  7,991
Loss from Operations             (8,410)        (7,724)       (65,616)       (56,235)
Net loss before                 (10,536)        (9,807)       (67,905)       (58,331)
extraordinary item
Net loss                        (17,934)        (9,807)       (67,905)       (58,331)

Net loss applicable to
common shareholders             (39,684)        (9,690)       (67,976)       (60,816)

Net loss applicable to
common shareholders per
share - basic and diluted      $  (1.06)      $  (0.24)      $  (1.70)      $  (1.49)


                               March 31,      June 30,     September 30,   December 31,
                               ---------      --------     -------------   ------------
                                2001(a)         2001         2001(b)        2001(c)
                                -------         ----         -------        -------
Revenues                       $    111       $  1,656       $  4,599       $  6,751

Loss from Operations             (7,254)        (6,236)        (7,024)       (14,949)

Net loss before                  (7,205)        (7,509)        (8,650)       (17,756)
extraordinary item
Net loss                         (7,205)        (7,509)        (8,650)       (17,756)

Net loss applicable to
common shareholders             (10,056)       (24,189)       (26,167)       (16,587)

Net loss applicable to
common shareholders per
share - basic and diluted      $  (0.38)      $  (0.86)      $  (0.84)      $  (0.51)

     (a) The Company recorded a charge of $7.4 million related to an early extinguishment of debt related to the modification of its Credit Facility. In addition, the Company recorded a charge for a beneficial conversion feature of $21.7 million in connection with the reset of the conversion price of the Series H and Series I preferred stock from $10 and $12 per share, respectively, to $4.38 per share. See Note 11. This beneficial conversion feature was not reflected in the Form 10-Q filed for the first quarter of 2001. On February 2, 2001, the Company completed a $28.2 million directed public offering of common stock under the shelf registration statement. The Company issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share with a term of three years. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

     (b) The Company recorded a $56.5 million charge for the impairment of goodwill relating to the acquisition of Devnet.

     (c) The Company recorded a $51.8 million charge for the impairment of certain long-lived assets. In addition, the Company recorded a beneficial conversion feature of $2.1 million related to the issuance of Series J preferred stock.

     (d) The Company recorded a $14.0 million beneficial conversion feature related to the issuance of Series G preferred stock.

     (e) The Company acquired Devnet on July 31, 2000. The acquisition was accounted for under the purchase method of accounting. The Company also recorded a beneficial conversion feature of $13.8 million in connection with the issuance of Series H and Series I preferred stock.

16.  RESTATEMENT

     The Company restated its consolidated financial statements for the year ended December 31, 1999 to record a beneficial conversion feature of $7.9 million in connection with the issuance of the May Convertible Notes and to reduce the beneficial conversion feature on the conversion of the Series D, E and F preferred stock to zero. In 1999, the Company was a development-stage company and did not record any revenue. Other than with respect to the consolidated financial statements for the year ended December 31, 1999, this restatement has no impact on the Company's assets or total stockholders' equity and it resulted in a corresponding increase to additional paid-in-capital and a decrease in preferred stock and accumulated deficit. The change increased net loss by $7.9 million and decreased net loss applicable to common shareholders by $41.2 million. These changes decreased net loss applicable to common stockholders per share by $2.45. The change has no impact on the Company's cash flows. The Company originally did not record a beneficial conversion relating to the issuance of the May 1999 convertible notes, assuming a $1.50 market value per share. The restatement assumes a $4.94 market value per share. Also, the Company incorrectly recorded a beneficial conversion of $49.2 million on the subsequent conversion of the May Convertible Notes and the September Convertible Notes into preferred stock in 1999. The restated financial statements include the correction of these errors.

17.  SUBSEQUENT EVENT

     On January 2, 2002, the Company entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, the Company is obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that is paid on the Credit Facility, the total interest rate on this swap transaction is 8.2%. As part of this agreement, Deutsche Bank AG is obligated to pay the Company on a quarterly basis, a floating rate of interest based upon LIBOR with a designed maturity of three months.

18.  NON-RECURRING EXPENSES

     During 1999, the Company recorded non-recurring expenses of $4.3 million, comprised of a $3.7 million non-cash charge in selling, general and administrative costs, relating to a prospective settlement of certain litigation, and $0.6 million, relating to the decommission of the Company's Lucent 5ESS-2000 telecommunication switch located at its facility at 60 Hudson Street in New York, New York. The Company did not record any significant non-recurring expenses for fiscal 2000 or fiscal 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

          (3)  Exhibits

Exhibit
 No.                             Exhibit Name
 ---                             ------------

2.1 Agreement and Plan of Reorganization, dated as of June, 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

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

3.9 Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001)

3.10 Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

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

4.6 Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

4.7 Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex.Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

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

4.11 Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

4.12 Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

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

10.4 Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporate by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

10.5 First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

10.6 First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

10.7 First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on October 5, 1999).

10.8 First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

10.9 Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

*10.10 Private Network Agreement, dated as of November 30, 1999 between us and
       Metromedia Fiber Network Services, Inc.(incorporated by reference to
       Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.11 Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.12 Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.13  Employment Agreement, dated as of January 18, 2000 between us and Lance
       L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.14 Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.15 Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.16 Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.17 Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.18 Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

10.19 Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4, 2000).

10.20 Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15, 2000).

10.21 Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15,
       2000).

10.22 Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.23 Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2001).

10.24 Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA) Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit
       10.1 to our Current Report on Form 8-K, filed on February 15, 2001).

10.25 Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

10.26 Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

10.27 Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

10.28 Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

10.29 Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

10.30 Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 between Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

10.31 Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15, 2001).

10.32 Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

10.33 Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc. (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15, 2001).

10.34 Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on February 15, 2001).

10.35 Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on February 15, 2001).

10.36 Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed on February 15, 2001).

10.37 Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to
       Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15,
       2001).

10.38 Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to
       Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15,
       2001).

10.39 Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit
       10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

10.40 Stock Purchase Agreement, dated as of December 7, 2001, by and among us and the Purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

10.41 Third Amendment, dated as of December 10, 2001,among FiberNet Operations, Inc. Devnet L.L.C. and Deutsche Bank AG New York Branch, to the Amended and Restated Credit Agreement, dated as of February 9, 2001.

10.42 Promissory Note, dated December 7, 2001, between the Company and Nortel Networks Inc.

21.1 Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

23.1   Consent of Arthur Andersen LLP.

23.2   Consent of Mendelsohn Kary Bell & Natoli LLP.

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.

(b)  Reports on Form 8-K

     On December 7, 2001, we filed a Current Report on Form 8-K under Item 5 regarding the conversion by certain of our stockholders of their Series C,D,E,F,H and I Preferred Stock and our sale of Series J Preferred Stock.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIBERNET TELECOM GROUP, INC.



                         By:       /S/   MICHAEL S. LISS
                             ----------------------------------------------
                             Name:   Michael S. Liss
                             Title:  President and Chief Executive Officer


Date: February 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Name                                  Title                           Date
        ------------------------             -----------------------------         -----------------

          /S/ MICHAEL S. LISS                Director, President and Chief         February 28, 2002
--------------------------------------             Executive Officer
            Michael S. Liss                  (Principal Executive Officer)


           /S/ JON A. DELUCA                    Chief Financial Officer            February 28, 2002
--------------------------------------       (Principal Accounting Officer)
             Jon A. DeLuca

        /S/ TIMOTHY P. BRADLEY                          Director                   February 28, 2002
--------------------------------------
          Timothy P. Bradley

         /S/ STEVEN G. CHRUST                           Director                   February 28, 2002
--------------------------------------
           Steven G. Chrust

        /S/ PHILIP L. DIGENNARO                         Director                   February 28, 2002
--------------------------------------
          Philip L. DiGennaro

     /S/ ROY (TREY) D. FARMER III                       Director                   February 28, 2002
--------------------------------------
       Roy (Trey) D. Farmer III

        /S/ CHARLES J. MAHONEY                          Director                   February 28, 2002
--------------------------------------
          Charles J. Mahoney

         /S/ RICHARD D. SAYERS                          Director                   February 28, 2002
--------------------------------------
           Richard D. Sayers

                                  EXHIBIT INDEX

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
No.                               Exhibit Name
---                               ------------

2.1 Agreement and Plan of Reorganization, dated as of June, 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

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

3.9 Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001)

3.10 Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

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

4.6 Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

4.7 Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex.Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

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

4.11 Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

4.12 Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

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

10.4 Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporate by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

10.5 First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

10.6 First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

10.7 First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on October 5, 1999).

10.8 First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

10.9 Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

*10.10 Private Network Agreement, dated as of November 30, 1999 between us and
       Metromedia Fiber Network Services, Inc.(incorporated by reference to
       Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.11 Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.12 Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.13  Employment Agreement, dated as of January 18, 2000 between us and Lance
       L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.14 Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.15 Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.16 Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.17 Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.18 Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

10.19 Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4, 2000).

10.20 Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15, 2000).

10.21 Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15,
       2000).

10.22 Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.23 Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2001).

10.24 Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA) Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit
       10.1 to our Current Report on Form 8-K, filed on February 15, 2001).

10.25 Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

10.26 Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

10.27 Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

10.28 Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

10.29 Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

10.30 Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 between Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

10.31 Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15, 2001).

10.32 Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

10.33 Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc. (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15, 2001).

10.34 Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on February 15, 2001).

10.35 Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on February 15, 2001).

10.36 Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed on February 15, 2001).

10.37 Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to
       Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15,
       2001).

10.38 Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to
       Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15,
       2001).

10.39 Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit
       10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

10.40 Stock Purchase Agreement, dated as of December 7, 2001, by and among us and the Purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

10.41 Third Amendment, dated as of December 10, 2001,among FiberNet Operations, Inc. Devnet L.L.C. and Deutsche Bank AG New York Branch, to the Amended and Restated Credit Agreement, dated as of February 9, 2001.

10.42 Promissory Note, dated December 7, 2001, between the Company and Nortel Networks Inc.

21.1 Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

23.1   Consent of Arthur Andersen LLP.

23.2   Consent of Mendelsohn Kary Bell & Natoli LLP.

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.