Form 10-K/A
period 2001-12-31
FIBERNET TELECOM GROUP INC\
filed 2002-04-30
CIK 1001868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 000-24661

                          FiberNet Telecom Group, Inc.
                       (Name of Registrant in Its Charter)

                  Delaware                                          52-2255974
---------------------------------------------        ------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
       incorporation or organization)

     570 Lexington Avenue, New York, NY                               10022
---------------------------------------------        ------------------------------------------
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

                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on April 26, 2002, was $4,397,833, based on the last sale price as reported by the Nasdaq National Market System.

      The number of shares outstanding of the registrant's common stock, as of April 26, 2002, was 62,609,500 shares of common stock, $.001 par value.

================================================================================

                                EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K as originally filed on March 1, 2002.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

         Our Certificate of Incorporation and By-Laws provide for our business to be managed by or under the direction of the Board of Directors. Under our Certificate of Incorporation and By-laws, the number of directors is fixed from time to time by the Board of Directors. The Board of Directors currently consists of six members. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

         Pursuant to the Amended and Restated Stockholders Agreement dated January 31, 2001, between us and certain of our stockholders, SMFS, Inc., LTJ Group, Inc. and LPS Consultants, Inc. granted irrevocable proxies to Signal Equity Partners, L.P. ("Signal"), Trident Telecom Partners, LLC ("Trident") and Concordia Telecom Management, L.L.C. to vote all of their shares at all meetings of stockholders. Pursuant to a Letter Agreement dated May 7, 1999, Signal and Trident as managing purchasers and parties to a Securities Purchase Agreement dated as of the same date between us and the purchasers named therein, and as parties to the Stockholders Agreement, agreed that so long as Signal remains a Majority in Interest (as defined in the Securities Purchase Agreement), it will take all necessary and permitted action to ensure that two of our directors will be designated by Trident.

                   Name              Age    Positions
                   ----              ---    ---------

Timothy P. Bradley ................   40    Director
Philip L. DiGennaro ...............   40    Director
Roy (Trey) D. Farmer III ..........   30    Director
Michael S. Liss. ..................   47    President, Chief Executive Officer and Director
Charles J. Mahoney ................   62    Director
Richard E. Sayers. ................   63    Director

The following biographical information is furnished as to each of our current directors:

TIMOTHY P. BRADLEY has served as one of our directors since May 7, 1999. Mr. Bradley is a Managing Director and co-founder of Signal Equity Partners, L.P., a private equity investment fund focused on the information and communications industries. Mr. Bradley also co-founded Signal Partners LLC, a financial advisory firm specializing in the communications industry. Previously, Mr. Bradley was a general partner at the Exeter Group, a private equity investment fund. Prior to working in the private equity industry, Mr. Bradley was a practicing attorney in New York City. He has a B.A. from Yale University, a J.D. from New York University School of Law, and an M.B.A. from Columbia Business School.

PHILIP L. DIGENNARO has served as the president of one of our subsidiaries, Devnet, and as one of our directors since July 31, 2000. Mr. DiGennaro served as president and chief operating officer of Devnet from 1996 to 2000. In 1996, Mr. DiGennaro founded Sound Development Group, a commercial real estate investment and development company based in Westport, Connecticut, which he ran until 1998. Previously, Mr. DiGennaro was employed by the New York State Employees Retirement System as an investment manager. He has a B.S. in Finance from Fairfield University.

ROY (TREY) D. FARMER III has served as one of our directors since May 11, 1999. Mr. Farmer served as our Executive Vice President from May 11, 1999 to March 1, 2002. From 1998 to 1999, he was a partner of Sterling Capital LLC, a private investment firm. From 1997 to 1998, Mr. Farmer worked with Bright Sun Consulting, a strategic consulting firm based in New York City that repositioned technology companies. He has an A.B. from Princeton University, an M.Ed. from Harvard University and an M.A.R. from Yale University.

MICHAEL S. LISS has served as one of our directors and as our President and Chief Executive Officer since May 11, 1999. From 1994 to 1999, he was a Managing Director of Lazard Freres & Co. LLC, and prior to that he was a Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Liss has a B.A. from Columbia University, a J.D. from Yale Law School and a M.P.P.M. from the Yale School of Management.

CHARLES J. MAHONEY has served as one of our directors since May 7, 1999. He is presently President and Chief Executive Officer of Arcade Building Services, a wholly-owned subsidiary of Tishman Speyer Properties, L.P. Since 1990 he has been either a Senior Managing Director or Managing Director with Tishman Speyer Properties. Prior to his employment at Tishman Speyer Properties, Mr. Mahoney held positions at the Helmsley Organization and at Con Edison. He has a B.S. from C.W. Post College.

RICHARD E. SAYERS has served as one of our directors since May 7, 1999. Since 1996, he has served as the President of Taurus Telecommunications, Inc., a private consulting company in the telecommunications industry. From 1994 to 1996, Mr. Sayers was the Vice Chairman of ACC Corp. and President of its international group, serving as Chairman of ACC

Telenterprises (ACC-Canada) and Chairman of ACC Long Distance, United Kingdom. Mr. Sayers has nearly 40 years of executive level experience in the telecommunications industry. He has a B.S.E.E. and B.A. from Union College.

Executive Officers

         The names of, and certain information regarding, our executive officers who are not also directors, are set forth below.

                   Name               Age                       Position
                   ----               ---                       --------
Jon A. DeLuca. .....................   30   Senior Vice President--Finance  and Chief Financial Officer
Joseph Leuci. ......................   51   Senior Vice President--Sales and Marketing
Lance L. Mickel. ...................   49   Senior Vice President--Network Operations

JON A. DELUCA has served as our Chief Financial Officer since August 9, 2000 and as our Vice President--Finance from June 14, 1999 to July 3, 2001, on which date he was promoted to Senior Vice President--Finance. From 1997 to 1999, Mr. DeLuca was a Managing Director of Lago Industries, LLC, a private merchant banking firm. From 1992 to 1997 he was employed in the leveraged finance groups of Lazard Freres & Co. LLC and Bear, Stearns & Co. Inc. Mr. DeLuca has a B.A. from Trinity College.

JOSEPH LEUCI has served as our Senior Vice President--Sales and Marketing since January 7, 2002. Prior to this time he served as our Vice President--Sales beginning on December 6, 1999. Before joining us, Mr. Leuci was employed by British Telecommunications plc from 1995 to 1999, where he served as Vice President-Americas. At British Telecommunications, Mr. Leuci was responsible for International Carrier Sales for North America, Central America and South America. Mr. Leuci has more than 25 years of successful sales management experience including more than 15 years in the telecommunications industry. Mr. Leuci has a B.S. from St. John's University.

LANCE L. MICKEL has served as our Senior Vice President--Network Operations since January 18, 2000. Mr. Mickel has more than 28 years of executive level experience with AT&T. From 1971 to 2000, Mr. Mickel was employed by AT&T, most recently as general manager for AT&T's global network services serving IBM and other large enterprise accounts. Prior to that time, he was responsible for managing AT&T's global network of voice, data, IP, wireless, international and local services from its global network operations center. In addition to leading the design of AT&T's new global network operations center, Mr. Mickel played an integral role in repositioning the operations of numerous AT&T business units. He attended College of DuPage.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that initial reports of ownership were inadvertently filed late by Joseph Leuci and Steven Chrust, which reports have been subsequently filed; one report filed by Timothy Bradley covering an aggregate of six transactions was filed late; Richard Sayers did not timely file one report covering five transactions; one report covering two transactions was filed late by Philip DiGennaro; and Les Hankinson failed to timely file one report covering three transactions.

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

         The following Summary Compensation Table sets forth summary information as to compensation received by our Chief Executive Officer and each of the four most highly compensated executive officers who were employed by us at the end of fiscal 2001 for services rendered to us in all capacities during the past three fiscal years ended December 31, and who earned in excess of $100,000 for services rendered to us during fiscal 2001. The table includes one additional executive officer who would have been among the four most highly compensated executive officers except for the fact that he was not serving as an executive officer as of the end of fiscal 2001. Collectively, the CEO, the most highly compensated officers and Mr. Hankinson, our former Senior Vice President--Sales and Marketing, are referred to herein as the "named executive officers."

                                                                  Annual Compensation           Long-Term Compensation
                                                   ----------------------------------------  ------------------------------------
                                                                                  Other                       Awards
      Name and Principal                                                         Annual                       ------
           Position                   Year         Salary        Bonus        Compensation      Securities Underlying Options/(#)
          ----------                  ----         ------        -----        ------------      ---------------------------------

Michael S. Liss, President,
CEO and Director ..................   2001       $345,000      $200,000            --                       1,247,929
                                      2000       $323,558         --               --                       1,247,929 (1)
                                      1999       $158,653         --               --                       1,005,000

Jon A. DeLuca, Senior Vice
President--Finance and Chief
Financial Officer .................   2001       $219,230     $55,000              --                        900,000
                                      2000       $172,790     $25,000              --                        100,000
                                      1999       $ 60,923         --               --                        300,000

Roy (Trey) D. Farmer III,
Executive Vice President and
Director (2) ......................   2001       $207,192         --               --                        540,000
                                      2000       $211,962     $30,000              --                        200,000 (3)
                                      1999       $111,057     $15,000              --                        340,000

Joseph Leuci, Senior Vice
President - Sales and Marketing ...   2001       $160,000         --          $120,000 (4)                   500,000
                                      2000       $150,000     $10,000         $115,000 (4)                    50,000
                                      1999       $  8,654         --               --                        100,000

Lance L. Mickel, Senior Vice
President -Network Operations .....   2001       $234,389     $44,000              --                        900,000
                                      2000       $211,731     $50,000              --                        400,000 (5)
                                      1999           --           --               --                           --

Les Hankinson, Former Senior
Vice President - Sales and
Marketing (6) .....................   2001       $217,493     $73,000              --                           --
                                      2000       $225,000     $40,000         $165,000 (4)                   100,000
                                      1999       $ 40,288         --               --                        300,000

____________________________

(1) Represents an option to purchase 1,005,000 shares of common stock at $1.00 per share granted on December 21, 2000, under a stock option agreement with Mr. Liss. The December 21, 2000 option replaced canceled options to purchase 440,000 shares of common stock at $3.75 per share, 125,000 shares of common stock at $4.00 per share and 440,000 shares of common stock at $6.00 per share, all of which are included in the 1999 total. Excluding that replacement option, Mr. Liss received an additional option to purchase 242,929 shares of common stock during fiscal 2000.

(2) Mr. Farmer served as our Executive Vice President until his resignation on March 1, 2002. Mr. Farmer still serves as a member of our Board of Directors.

(3) Represents an option to purchase 200,000 shares of common stock at $6.00 per share granted on December 21, 2000, under a stock option agreement with Mr. Farmer. The December 21, 2000 option replaced a canceled option to purchase the same number of shares at $9.313 per share. Excluding that replacement option, Mr. Farmer received no additional options during fiscal 2000.

(4)      Consists of sales commissions.

(5) Represents an option to purchase 300,000 shares of common stock at $6.00 per share granted on December 21, 2000, under a stock option agreement with Mr. Mickel. The December 21, 2000 option replaced a canceled option to purchase the same number of shares at $9.313 per share. Excluding that replacement option, Mr. Mickel received an additional option to purchase 100,000 shares of common stock during fiscal 2000.

(6) Mr. Hankinson served as our Senior Vice President--Sales and Marketing until his resignation on December 3, 2001.

Option Grants in Last Fiscal Year

         The following table sets forth information regarding each stock option granted during fiscal 2001 to each of the named executive officers:

                                                     Individual Grants
                                        -----------------------------------
                                                                                               Potential Realizable
                                                                                             Value at Assumed Annual
                         Number of          % of Total                                                Rates
                         Securities          Options           Exercise                    of Stock Price Appreciation
                         Underlying         Granted to         or Base                        for Option Term (2)
                          Options          Employees in         Price        Expiration    ---------------------------
  Name                Granted (#) (1)      Fiscal Year        ($/Share)         Date             5%             10%
-------------         ---------------      ------------       ---------       --------         ------         -------

Michael S. Liss ....     1,247,929            16.3%                 $0.32     12/21/11       $251,141       $636,441

Jon A. DeLuca ......       900,000            11.7%                 $0.32     12/21/11       $181,122       $458,998

Roy (Trey) D.
Farmer III .........       540,000             7.0%                 $0.32     12/21/11       $108,673       $275,399

Joseph Leuci .......       500,000             6.5%                 $0.32     12/21/11       $100,623       $254,999

Lance L. Mickel ....       900,000            11.7%                 $0.32     12/21/11       $181,122       $458,998

Les Hankinson ......         --                0.0%                   --         --             --             --

__________________________

(1) The options were granted pursuant to our Amended and Restated Equity Incentive Plan. The options granted to the named executive officers are both incentive stock options and non-qualified stock options that vested one-quarter upon the date of grant and then annually in three equal installments commencing one year from the date of grant.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionee's continued employment through the option period and the date on which the options are exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table provides information regarding the exercises of options by each of the named executive officers during fiscal 2001. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of our common stock.

                                                          Number of Securities Underlying       Value of the Unexercised
                                Shares                        Unexercised Options                 In-The-Money Options
                               Acquired                        at Fiscal Year-End                at Fiscal Year-End (1)
                                  on          Value       -------------------------------    -----------------------------
    Name                       Exercise     Realized      Exercisable      Unexercisable     Exercisable     Unexercisable
--------------                 --------     ---------     -----------      -------------     -----------     -------------
Michael S. Liss .............      --           --         1,559,911         935,947           $15,599           $46,797
Jon A. DeLuca ...............      --           --           575,000         725,000           $11,250           $33,750
Roy (Trey) D. Farmer III ....      --           --           675,000         405,000            $6,750           $20,250
Joseph Leuci ................      --           --           241,667         408,333            $6,250           $18,750
Lance L. Mickel .............      --           --           575,000         725,000           $11,250           $33,750
Les Hankinson ...............      --           --           350,000            --               --                 --

___________________________

(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $0.37, the closing sale price per share of our common stock as reported in the Nasdaq National Market System on December 31, 2001.

Compensation of Directors

         We reimburse ordinary and necessary out-of-pocket-expenses incurred by non-employee directors in connection with their services, including attendance at meetings of our Board of Directors. Directors who are not employees of us or any affiliate are entitled to receive options under our Equity Incentive Plan. We granted options to purchase 250,000 shares of common stock to both Signal Equity Partners, L.P., of which Mr. Bradley is a Managing Director, and Mr. Sayers, as well as options to purchase 125,000 shares of common stock to Mr. Mahoney. All of three of these option grants have an exercise price of $.32 per share.

         Mr. DiGennaro received options, which vested one-quarter on the date of grant and then annually in three equal installments commencing one year from the date of grant, to purchase 125,000 shares of common stock at an exercise price of $.32. For a discussion of the options granted to Messrs. Farmer and Liss, please see "Executive Compensation -- Option Grants in Last Fiscal Year".

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

         Other than a provision in our Amended and Restated Equity Incentive Plan that provides for the accelerated vesting of all outstanding options upon a change-in-control, we do not have any employments contracts, termination of employment or change-in-control arrangements with any of the named executive officers.

Option Repricing

         The following table sets forth information concerning the repricing of stock options held by executive officers since November 24, 1997 (the date on which we completed our merger with Desert Native Designs, Inc., a Nevada corporation, and, thereby, became a publicly-traded company), including (i) the date of the repricing, (ii) the number of shares subject to the repriced options, (iii) the market price at the time of repricing, (iv) the exercise price prior to repricing, (v) the new exercise price and (vi) the original option term remaining at the date of repricing:

                          TEN YEAR OPTION REPRICINGS(1)

                                                                                                         Length of
                                                                                                          Original
                                                                                                        Option Term
                                                      Market Price                                       Remaining
                                        Number of     of Stock at    Exercise Price at                   at Date of
                                         Options        time of          Time of            New         Repricing or
                                       Repriced or    Repricing or     Repricing or       Exercise       Amendment
      Name/Position          Date        Amended       Amendment        Amendment          Price          (years)
      -------------          ----        -------       ---------        ---------          -----          -------
Michael S. Liss,           12/21/00      125,000          3.75             4.00             1.00            8.5
President, CEO and                       440,000          3.75             3.75             1.00            9.0
Director                                 440,000          3.75             6.00             1.00            9.0

Roy (Trey) D. Farmer       12/21/00      200,000          3.75            9.313             6.00            9.5
III, Executive Vice
President and Director

Lance L. Mickel, Senior    12/21/00      300,000          3.75            9.313             6.00            9.5
Vice President -
Network Operations

(1) Information regarding the repricing of options is provided only for repricings effected after we became a publicly-traded company on November 24, 1997.

      Performance Graph

         The following graph compares the quarterly percentage change in our cumulative total stockholder return on our common stock during a period commencing on November 24, 1997 (the date on which we completed our merger with Desert Native Designs, Inc., a Nevada corporation, and on which the merged entity began engaging in our current line of business) and ending on December 31, 2001 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) the share price at the beginning of the measurement period) with the cumulative total return of The Nasdaq Stock Market and our peer group1 during such period. It should be noted that we have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph was obtained from the Standard & Poor's Institutional Market Services, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.






-----------------------
1 Our "peer group" consists of the following: Adelphia Business Solutions, Inc., Allegiance Telecom, Inc., Allied Riser Communications Corp., Cypress Communications, Inc., Electric Lightwave, Inc., Focal Communications Corp., Global Crossing Ltd., Intermedia Communications, Inc., ITC DeltaCom, Inc.,
Level 3 Communications, Inc., McLeodUSA, Inc., Metromedia Fiber Network Services, Inc., Mpower Communications Corp., Network Plus Corp., Net2000 Communications, Inc., Northeast Optic Network, Inc., Pac-West Telecom, Inc., Qwest Communications International, Inc., Teligent, Inc., Time Warner Telecom Inc., US LEC Corp., Williams Communications Group, Inc., Winstar Communications, Inc. and XO Communications Inc.

                            Total Stockholder Returns


                                                Base
                                               Period                               Years Ending
Company Name / Index                           24Nov97         Dec97       Dec98       Dec99       Dec00       Dec01
---------------------------------------------------------------------------------------------------------------------
FIBERNET TELECOM GROUP INC                       100           88.12       27.44      260.33       94.66        6.37
NASDAQ US INDEX                                  100           99.27      139.97      260.06      156.42      124.12
PEER GROUP                                       100          112.32      216.01      472.03      171.52       16.93



                                  [LINE GRAPH]



                        REPORT OF COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

      Overview

         This report relates to compensation decisions made by the Compensation Committee. This report shall not be deemed incorporated by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent it specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

         The Compensation Committee, which consists of Timothy P. Bradley, Michael S. Liss and Charles J. Mahoney is responsible for establishing and administering the Company's executive compensation policies. This report addresses the compensation policies for the fiscal year ended December 31, 2001 as they affected Mr. Liss, in his capacity as President and Chief Executive Officer of the Company, and the other executive officers of the Company.

      General Compensation Policy

   The objectives of the Company's executive compensation program are to:

    o Provide a competitive compensation package that will attract and retain superior talent and reward performance;

    o   Support the achievement of desired Company performance; and

    o Align the interests of executives with the long-term interests of stockholders through award opportunities that can result in ownership of Common Stock, thereby encouraging the achievement of superior results over an extended period.

   Executive Officer Compensation Program

         The Company's executive officer compensation program is comprised of:
(i) base salary, which is set on an annual basis; (ii) annual incentive bonuses, which are based on the achievement of objectives and Company performance; and
(iii) long-term incentive compensation in the form of periodic stock option grants, with the objective of aligning the executive officers' long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

         The Compensation Committee performs annual reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies who compete with the Company to attract and retain employees.

   Base Salary

         The Compensation Committee reviews base salary levels for the Company's executive officers on an annual basis. Base salaries are set competitively relative to companies in the telecommunications industry and other comparable companies. In determining salaries the Compensation Committee also takes into consideration individual experience and performance. The

         Compensation Committee seeks to compare the salaries paid by companies similar in size and industry to the Company. Within this comparison group, the Company seeks to make comparisons to executives at a comparable level of experience, who have a comparable level of responsibility and expected level of contribution to the Company's performance. In setting base salaries, the Compensation Committee also takes into account the intense level of competition among telecommunications companies to attract talented personnel.

      Annual Incentive Bonuses

         The Company, along with each executive officer, establishes goals related specifically to that officer's areas of responsibility. The Compensation Committee determines the amount of each executive's bonus based on a subjective assessment by the Compensation Committee of the officer's progress toward achieving the established goals. Bonuses are typically awarded on an annual basis.

      Long-term Incentive Compensation

         Long-term incentive compensation, in the form of stock options, allows the executive officers to share in any appreciation in the value of the Company's Common Stock. The Compensation Committee believes that stock option participation aligns executive officers' interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level calculated to be competitive within the telecommunications industry as well as a broader group of companies of comparable size. In determining the amount of each grant, the Compensation Committee takes into account the number of shares held by the executive prior to the grant as well as the performance of the Company and the individual executive.

      Chief Executive Officer Compensation

         In fiscal 2001, Mr. Liss received a base salary of $345,000 and a bonus of $200,000. This is consistent with the range of salary levels received by his counterparts in companies in the telecommunications industry and other comparable companies. The Compensation Committee believes Mr. Liss has managed the Company well in a challenging business climate and has continued to move the Company towards its long-term objectives.

         In addition, the Company granted Mr. Liss options to purchase 1,274,929 shares of Common Stock in fiscal 2001. This option package is designed to align the interests of Mr. Liss with those of the Company's stockholders with respect to short-term operating results and long-term increases in the price of the Company's stock. The granting of these options is consistent with the goals of the Company's stock option program as a whole.

      Tax Considerations

         The Compensation Committee's compensation strategy is to be cost and tax effective. Therefore, the Compensation Committee's policy is to preserve corporate tax deductions, while maintaining the flexibility to approve compensation arrangements that it deems to be in the best interests of the Company and its stockholders, but that may not always qualify for full tax deductibility.

                                                   THE COMPENSATION COMMITTEE:

                                                   Timothy P. Bradley
                                                   Michael S. Liss
                                                   Charles J. Mahoney

           Compensation Committee Interlocks and Insider Participation

         The Compensation Committee has three members, Timothy P. Bradley, Michael S. Liss and Charles J. Mahoney. While Mr. Liss, our Chief Executive Officer and President, will participate in decisions relating to executive officers, he will not vote on matters relating to his own compensation. None of our executive officer serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information as of April 25, 2002, concerning the ownership of voting securities of (i) each current member of the Board of Directors, (ii) each of the named executive officers, (iii) all of our directors and executive officers as a group and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.


                                                                  Number of Shares
Five Percent Stockholders                                         Beneficially Owned    Percent of Class
-------------------------                                         ------------------    ----------------
Concordia Telecom Management, L.L.C. (1) (2) ..................   12,877,334             20.1%
 c/o FiberNet Telecom Group, Inc.
 570 Lexington Avenue
 New York, NY 10022

SMFS, Inc. (2) ................................................   6,700,000              10.7%
 12-12 43rd Avenue
 Long Island City, NY 11101

Signal Equity Partners, L.P. (2) (3) ..........................   18,926,597             28.7%
 10 East 53rd Street, 32nd Floor
 New York, NY 10022

Metromedia Fiber Network ......................................   5,000,000               8.0%
 Services, Inc.
 1 North Lexington Avenue
 White Plains, NY 10601

LTJ Group, Inc. (2) (4) .......................................   4,117,690               6.6%
 61 Old Well Road
 Rochester, New York 16462

Nortel Networks Corporation (5) ...............................   17,502,896             24.9%
 8200 Dixie Road, Suite 100
 Brampton, Ontario L6T 5P6

Trident Telecom Partners, LLC (2) .............................   11,391,580             18.1%
 445 Park Avenue
 New York, NY 10022

Directors and Executive Officers
--------------------------------

Timothy P. Bradley (3) (6) ....................................    19,022,430             28.8%
Jon A. DeLuca (7) .............................................       588,000              0.9%
Philip L. DiGennaro (8) .......................................       968,465              1.5%
Roy (Trey) D. Farmer III (9) ..................................       875,000              1.4%
Les Hankinson (10) ............................................       350,000              0.6%
Joseph Leuci (11) .............................................       250,000              0.4%
Michael S. Liss (12) ..........................................    14,497,245             22.0%
Charles J. Mahoney (13) .......................................       131,500              0.2%
Lance L. Mickel (14) ..........................................       483,200              0.8%
Richard E. Sayers (15) ........................................       603,685              1.0%

Executive officers and directors as a
 group ........................................................    26,377,695             36.6%

               __________________________________________________


(1) Includes the right to vote 11,391,580 shares pursuant to the proxy described in note (2) below. Also includes 1,145,001 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002.

(2) Pursuant to the Amended and Restated Stockholders Agreement dated January 31, 2001, between us and certain stockholders, SMFS, Inc., LTJ Group, Inc. and LPS Consultants, Inc. granted irrevocable proxies to Signal Equity

Partners, L.P., Trident Telecom Partners, LLC and Concordia Telecom Management, L.L.C. to vote all of their shares, an aggregate of 11,391,580, at all meetings of stockholders. The proxy will terminate upon the earliest to occur of (i) the transfer of all stock owned by a stockholder, (ii) a Qualified Public Offering, as that term is defined in the Amended and Restated Stockholders Agreement, or
(iii) January 31, 2004.

(3) Includes the right to vote 11,391,580 shares pursuant to the proxy described in note (2) above, 2,982,540 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002.

(4) Includes 231,134 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002.

(5) Includes 7,676,031 shares of common stock issuable upon the conversion of preferred stock that is convertible within sixty (60) days of April 25, 2002.

(6) Represents the shares owned by Signal Equity Partners, L.P., described in note (3) above, of which Mr. Bradley is a Managing Director. Also includes 62,500 shares of common stock issuable upon the exercise of options, and 33,333 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002, beneficially owned by Signal Equity Management Corp., of which Mr. Bradley is the President. Mr. Bradley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(7) Includes 575,000 shares of common stock issuable upon the exercise of options that are exercisable within sixty (60) days of April 25, 2002.

(8) Includes 131,250 shares of common stock issuable upon the exercise of options that are exercisable within sixty (60) days of April 25, 2002.

(9) Includes 200,000 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002 and 675,000 shares of common stock issuable upon the exercise of stock options that are exercisable as of April 25, 2002.

(10) Includes 350,000 shares of common stock issuable upon the exercise of options that are exercisable within sixty (60) days of April 25, 2002

(11) Represents 250,000 shares of common stock issuable upon the exercise of options that are exercisable within sixty (60) days of April 25, 2002.

(12) Includes the right to vote 11,391,580 shares pursuant to the proxy described in note (2) above. This number also includes 340,753 shares of common stock which are held by Concordia Telecom Management, L.L.C., of which Michael
S. Liss is the sole member, 1,559,911 shares of common stock issuable upon the exercise of warrants which are held by Concordia Telecom Management, L.L.C. and are exercisable within sixty (60) days of April 25, 2002, 1,247,929 shares of common stock issuable upon the exercise of stock options held by Michael S. Liss that are exercisable within sixty (60) days of April 25, 2002, and 60,000 shares of common stock issuable upon the exercise of a warrant held by Michael S. Liss that is exercisable within sixty (60) days of April 25, 2002. Michael S. Liss disclaims beneficial ownership of the shares owned by Concordia Telecom Management, L.L.C., except to the extent of his pecuniary interest therein.

(12) Represents 131,250 shares of common stock issuable upon the exercise of stock options that are exercisable within sixty (60) days of April 25, 2002.

(13) Includes 440,000 shares of common stock issuable upon the exercise of stock options that are exercisable within sixty (60) days of April 25, 2002.

(14) Includes 46,809 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002, and 312,500 shares of commons stock issuable upon the exercise of stock options that are exercisable within sixty (60) days of April 25, 2002. This also includes 50,666 shares of common stock issuable upon the exercise of warrants that are exercisable within sixty (60) days of April 25, 2002 owned by Taurus Telecommunications, Inc., of which Richard Sayers is the controlling stockholder.

As of April 25, 2002, we had 62,609,500 shares of common stock outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 7, 2001 we issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services. The note bears interest at an annual rate of 14% and is payable in eight monthly installments of approximately $300,000 beginning in January 2002. As of April 25, 2002 the outstanding balance on the note was $935,495. We believe the terms of this transaction are no less favorable than could be received from an independent, third party.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIBERNET TELECOM GROUP, INC.


                               By:  /s/    MICHAEL S. LISS
                                    --------------------------------------------
                                    Name:  Michael S. Liss
                                    Title: President and Chief Executive Officer

      Date:  April 30, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        Name                                   Title                               Date
                        ----                                   -----                               ----
       /s/        MICHAEL S. LISS                      Director, President and               April 30, 2002
---------------------------------------------------     Chief Executive Officer
                  Michael S. Liss                       (Principal Executive Officer)


       /s/        Jon A. DeLuca                        Chief Financial Officer               April 30, 2002
---------------------------------------------------    (Principal Accounting and
                  Jon A. DeLuca                        Financial Officer)

       /s/        TIMOTHY P. BRADLEY                   Director                              April 30, 2002
---------------------------------------------------
                  Timothy P. Bradley

       /s/        PHILIP L. DIGENNARO                  Director                              April 30, 2002
---------------------------------------------------
                  Philip L. DiGennaro

       /s/        ROY (TREY) D. FARMER III             Director                              April 30, 2002
---------------------------------------------------
                  Roy (Trey) D. Farmer III

       /s/        CHARLES J. MAHONEY                   Director                              April 30, 2002
---------------------------------------------------
                  Charles J. Mahoney

       /s/        RICHARD E. SAYERS                    Director                              April 30, 2002
---------------------------------------------------
                  Richard E. Sayers