Form 10-Q
period 2002-03-31
FIBERNET TELECOM GROUP INC\
filed 2002-05-15
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                  For the quarterly period ended March 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

The number of shares outstanding of the issuer's common stock, as of May 14, 2002, was 62,942,833 shares of Common Stock, $.001 par value.

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.        FINANCIAL INFORMATION .....................................................     3
Item 1.        Consolidated Financial Statements .........................................     3
               Consolidated Balance Sheets as of March 31, 2002 and December 31,
               2001 ......................................................................    12
               Consolidated Statements of Operations for the three months
               ended March 31, 2002 and 2001 .............................................    13
               Consolidated Statements of Cash Flows for the three months ended
               March 31, 2002 and 2001....................................................    14
               Notes to Consolidated Financial Statements ................................    15
Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations .....................................................     3
Item 3         Quantitative and Qualitative Disclosures About Market Risk ................     8
PART II.       OTHER INFORMATION .........................................................    10

                                       2

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

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. We recognize revenues when earned as services are provided throughout the life of each contract with a customer. Revenues are derived from three general types of services:

     o Transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet In-building Networks, or FINs. Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building.

     o Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them may include a minimum commitment to use our transport services.

o Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

Our revenues are generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to five years in length. During the past year, we experienced a trend of entering into shorter-term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to-month basis or for a contracted period of only one year.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. The pricing of all of our services have declined significantly over the past year, although we believe not to the extent that the pricing in other segments of the telecommunications market has declined.

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

Cost of Services. Cost of services are associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. Other specific costs include maintenance and repair costs and utility costs. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our lease for our meet-me-room at 60 Hudson Street in New York City also requires us to pay a license fee. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our cost of services are generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 108 as of December 31, 2001 to 86 as of March 31, 2002, and our personnel costs have decreased significantly. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. We do expect our insurance costs to increase materially upon our annual renewals as a result of increases in coverage premiums.

Stock Related Expense. Stock related expense relates to the granting of certain stock options to our employees. We grant stock options to our employees as a form of equity-based compensation to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee's option agreement. Certain options granted to employees are accounted for using variable plan accounting. Under variable plan accounting, the stock related expense is adjusted for changes in the market price of the underlying common stock.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairment to fixed assets that we recorded during 2001, depreciation and amortization expense may decrease going forward.

We review the carrying value of its assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

In the fourth quarter of 2001, we determined that our forecasts for revenues for certain of our facilities would not be achieved due to the significant adverse change in the business climate. We further determined that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand for our services in these facilities. We believe that the decrease in demand was a result of the significant number of bankruptcies of telecommunications companies that were existing or potential customers of ours and the overall economic recession. We also determined that a rebound in demand for our services would not occur in the near term. As a result, we revised our business plan and conducted extensive reviews of our assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity. We also determined that certain financial covenants in our credit facility would need to reflect the revised business plan, including our reduced revenue forecasts. Consequently, we amended our credit facility in December 2001.

We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from these assets, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we have recorded an asset impairment of approximately $51.8 million in the fourth quarter of 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

The assets that we identified for disposition were abandoned, as we determined that these assets had no value. Consequently, there was no cost to us for this abandonment, nor do we expect to receive any proceeds or other consideration from this abandonment. We recorded no reserves, accruals or other liabilities related to this abandonment. These assets primarily related to engineering and network architecture design costs and general contracting and project management costs for facilities that we are no longer pursuing.

During the third quarter of 2001, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from our acquisition of Devnet. Pursuant to APB Opinion No. 16, "Business Combinations", the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, due to the negative industry and economic trends affecting certain of our current operations and expected future revenues, as well as the general decline in the valuations of telecommunications companies. The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the related goodwill primarily to those agreements. We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from business activities in the commercial office properties underlying the license agreements and used a discounted cash flow model to measure the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of the asset exceeded its fair value. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We are evaluating the impact of the adoption of SFAS No. 142 and expect to complete our analysis by June 30, 2002.

Restatement of Financial Statements

We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on our cash flows. This change was already reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Revenues for the three months ended March 31, 2002 were $7.0 million compared to $7.4 for the three months ended March 31, 2001, a decrease of $0.4 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended March 31, 2002, we recognized $4.4 million in transport services,

$1.5 million in colocation and other services and $1.1 million in communications access management services. For the three months ended March 31, 2001, we recognized $5.1 million in transport services, $0.8 million in colocation and other services and $1.5 million in communications access management services. During the three-months ended March 31, 2002, two of our customers, 360networks and Qwest, accounted for approximately 31.4% of our revenues.

The decrease in revenues was due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. Reciprocal agreements accounted for $0.4 million, or 6.0%, of our revenues in the first quarter of 2002, down from $1.2 million, or 16.3%, of our revenues for the first quarter of 2001.

Cost of services. Cost of services for the three months ended March 31, 2002 and March 31, 2001 were $2.4 and $2.9 million, respectively. The decrease of $0.5 million was due to reduction in expenses associated with our network facilities. These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.4 million of our cost of services in the first quarter of 2002 and $1.2 million of our cost of services in the first quarter of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 were $4.2 million compared to $9.9 million for the three months ended March 31, 2001. This decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 194 employees at the beginning of 2001 to 86, as of March 31, 2002.

Stock Related Expense. Stock related expense for the three months ended March 31, 2002 was $0.1 million compared to ($0.1) million for the three months ended March 31, 2001. This non-cash expense relates to the granting of stock options to our employees. The amount recorded for the three months ended March 31, 2001 was a reversal of an expense incurred during 2000 due to a decline in the public market price of our common stock during the first quarter of 2001.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2002 was $2.6 million compared to $3.1 million of depreciation and amortization expense for the three months ended March 31, 2001. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2001.

Interest Expense. Net. Interest expense, net for the three months ended March 31, 2002 was $2.2 million compared to $2.1 million, net for the three months ended March 31, 2001. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations.

Preferred Stock Dividends. For the three months ended March 31, 2002, we accrued approximately $28,000 in non-cash dividends on our series H preferred stock, payable in the form of additional shares of preferred stock, based on the closing price per share at the end of the period. For the three months ended March 31, 2001 we accrued $0.7 million in non-cash dividends on our series D, E, F, H and I preferred stock, payable in the form of additional shares of each respective series of preferred stock, based on the closing price per share at the end of the period. For the period ending March 31, 2002 the liquidation value of all of the dividends accrued was $0.2 million. Both of our series H and J of preferred stock, currently outstanding, are convertible into shares of common stock.

Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of the Series H and Series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the Series H and Series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the Series H and Series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. The Company recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Additionally, in connection with the conversion of the Series H and I preferred stock, the conversion price of the remaining 100,000 shares of Series H preferred stock was reduced to $1.31. However, as all of the proceeds from the issuances of the Series H and Series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the Series H preferred stock to $1.31. No additional beneficial conversion feature was recorded during the first quarter of 2002 on our Series J preferred stock based upon our evaluation of changes in the conversion price of the Series J preferred stock and the public market price of our common stock.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $4.5 million for the three months ended March 31, 2002, compared to a loss of $39.7 million for the three months ended March 31, 2001. The decrease is a result of the aforementioned changes in our operations and two non-recurring charges recorded in the first quarter of 2001: a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001 and the preferred stock - beneficial conversion of $21.0 million recorded in February 2001.

Liquidity and Capital Resources

As a result of our developmental activities and the deployment of our networks and facilities, we have incurred significant losses from inception to date. We expect such losses to continue, as we further execute our business plan and expand our operations. Consequently, we have been dependent upon external sources of capital to fund our operations. Prospectively, we will continue to incur losses and will not be able to fund our operations with internally generated funds. Therefore we will require additional, external capital. Additionally, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to unforeseen capital requirements, failure to achieve market acceptance, failure to establish and maintain business relationships, and competitive disadvantages against larger and more established companies.

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA (as defined) profit and a net loss applicable to common stockholders for the three months ended March 31, 2002 of $0.4 million and $4.5 million, respectively, compared to an EBITDA (as defined) loss of $5.4 million and net loss applicable to common stockholders of $39.7 million, respectively, for the three months ended March 31, 2001. During the three months ended March 31, 2002, cash used to fund operating activities was $3.7 million, and cash purchases of property, plant and equipment were $0.3 million, compared to $6.9 million and $18.0 million, respectively, for the three months ended March 31, 2001. During the three months ended March 31, 2002, we received $2.7 million in net cash proceeds from financing activities, including $2.0 million in gross proceeds from the issuance of a subordinated convertible note, as discussed below, and $1.0 million from an additional draw under our credit facility.

On March 15, 2002, we received gross proceeds of $2.0 million from the issuance of a subordinated note to an existing investor. The issuance of the note was in lieu of a second closing on our series J convertible preferred stock, as was previously contemplated. The subordinated note has a maturity date of June 14, 2002 and bears interest, which is due and payable on the maturity date, at an annual rate of 8%. The subordinated note may be converted into equity in our company, on terms to be determined, as part of a larger equity financing and in connection with a broader recapitalization that we are pursuing. Additionally, in connection with this financing, the lenders under our credit facility agreed to extend the due date of the current quarterly interest payment to April 15, 2002. On April 15, 2002, in connection with our ongoing efforts to seek additional financing and to undertake this broader recapitalization, the lenders agreed to further extend the due date of the current quarterly interest payment to May 6, 2002, and possibly, depending on the satisfaction of certain conditions, to May 27, 2002.

On May 6, 2002 the lenders again agreed to extend the due date of the current quarterly interest payment to May 28, 2002, and we reached a conditional agreement with the lenders to convert $25 million of indebtedness into convertible preferred stock with a conversion price of $0.40 per share. Under the arrangement the lenders would convert $25 million of indebtedness into a minimum of 2,500 shares of new series K preferred stock. The closing of this transaction is subject to a number of conditions, including, but not limited to final credit approval of each of the lenders, the completion of an acceptable equity financing and the conversion of all of our currently outstanding convertible securities, excluding certain options and warrants. Each share of series K preferred stock would have a stated value of $10,000 per share and would convert into 25,000 shares of common stock.

Concurrently with the consummation of the transaction and the related equity issuance and conversions, the holders of the series K preferred stock would be issued a sufficient number of warrants to purchase shares of common stock to ensure that they would hold on an aggregate basis a fully-diluted ownership position in the company of at least 30%. The exercise price of such warrants issued to the holders of the series K preferred stock would be the lower of 125% of the market price as of the closing date or 110% of the exercise price of any warrants issued to investors in the concurrent equity financing, and the term of the warrants would be five years.

This arrangement would also involve certain amendments to the provisions of the senior secured credit facility, including the reduction of the maximum availability to approximately $77 million and the reduction in the interest rate currently from LIBOR + 4.5% to LIBOR + 3.75%.

It is anticipated that, if these conditions are met, the closing of these transactions will occur as soon as practicable. However, there can be no assurance that we will be able to successfully effectuate any or all of the transactions described above. In addition, any financing or broader recapitalization we undertake will be substantially dilutive to our existing stockholders.

As of March 31, 2002, the outstanding borrowings under our credit facility were $96.0 million, and the weighted average interest rate on our outstanding borrowings under the facility was 6.6%. Outstanding letters of credit under the credit facility totaled $7.4 million. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility. Our access to the additional availability under the credit facility is subject to our compliance with the covenants, and other terms and conditions, in the credit agreement. Material financial covenants monitored on a quarterly basis include minimum requirements for cumulative revenues and EBITDA (as defined), a maximum limitation on capital expenditures, and compliance with ratios of total debt to consolidated capitalization and total debt to property, plant and equipment, net of accumulated depreciation. Non-compliance with any of these covenants, requirements, or other terms and conditions, constitutes an event of default under the credit agreement, prohibiting access to any additional funds available under the credit facility and potentially accelerating the outstanding balance for immediate payment.

On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we were obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that we pay on our credit facility, the total interest rate for us on this swap transaction was 8.2%. As part of this agreement, Deutsche Bank AG was obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002 we terminated this interest rate swap transaction with Deutsche Bank AG with no payments of other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.

When we filed our Form 10-K for the fiscal year ended December 31, 2001 on March 1, 2002, our then existing shelf registration statement on Form S-3 was deemed post-effectively amended and no longer effective. As of March 1, 2002, we were no longer eligible to use Form S-3 for shelf registrations since we did not satisfy an eligibility requirement of Form S-3 for primary issuances which requires that the aggregate market value of voting common stock held by non-affiliates be at least $75 million. Accordingly, no further issuances of our securities may be made pursuant to that shelf registration statement.

We anticipate spending $7.0 million to $9.0 million during the fiscal year 2002 on capital expenditures for the implementation of customer orders and the maintenance of our networks. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

Our planned operations continue to require additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. Although we reported that we generated positive EBITDA (as defined) for the three months ended March 31, 2002, there can be no assurance that we will be able to achieve such a result prospectively. We cannot fund our operating and investing activities with internally generated cash flows. We continue to require external sources of capital. The successful completion of our recapitalization, as discussed above, and the related equity financing is critical to our liquidity. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

EBITDA (as defined), as discussed above, is defined as net loss before income taxes and minority interest, interest expense, interest income, depreciation and amortization, stock related expense and other non-cash, non-recurring charges. EBITDA (as defined) is commonly used in the communications industry and by financial analysts, and others who follow the industry, to measure operating performance. EBITDA (as defined) should not be construed as an alternative to operating income or cash flows from operating activities, both of which are determined in accordance with generally accepted accounting principles, or as a measure of liquidity. Because it is not calculated under generally accepted accounting principles, our EBITDA (as defined) may not be comparable to similarly titled measures used by other companies.

                                                  Consolidated Financial Data
                                                       (in thousands)
                                                         (unaudited)

                                                        Quarter Ended
                                                          March 31,
                                                --------------------------------
                                                   2002                 2001
                                                ------------        ------------
                                                                    restated (1)

Calculation of EBITDA (as defined):

Net loss ....................................     $(4,488)             $(17,934)

Plus:
Operating expenses:
Stock related expense for selling,
  general, and administrative matters .......          74                  (137)
Depreciation and amortization ...............       2,642                 3,105
Extraordinary loss on early
  extinguishments of debt ...................          --                 7,398
Interest expense, net .......................       2,157                 2,126

                                                 ---------             ---------

EBITDA (as defined) .........................      $   385              $(5,442)

(1) See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 31, 2002, we had borrowed $96.0 million under our credit facility. We are subject to fluctuations in interest rates on the entire portion of our outstanding balance, with a current weighted average interest rate of 6.6%.

On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we were obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that we pay on our credit facility, the total interest rate for us on this swap transaction was 8.2%. As part of this agreement, Deutsche Bank AG was obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002 we terminated this interest rate swap transaction with Deutsche Bank AG with no payments of other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

None.

(b) The following reports were filed on Form 8-K, under Item 5, during the quarter ended March 31, 2002:

On March 18, 2002, we filed a report regarding our issuance of a $2.0 million subordinated note.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002 FIBERNET TELECOM GROUP, INC.

                                                     By:   /s/   Jon A. DeLuca
                                                         ----------------------
                                                     Name:   Jon A. DeLuca
                                                     Title:  Senior Vice
                                                             President - Finance
                                                             Chief Financial
                                                             Officer *

* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                          FIBERNET TELECOM GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                               (DOLLARS IN 000'S)





                                                                                             March 31,     December 31,
                                                                                                2002           2001
                                                                                              -------        -------
                                            ASSETS                                           (unaudited)

Current Assets:
     Cash and cash equivalents .....................................................        $   2,119        $  3,338
     Accounts receivable, net of allowance of $1,909 and $2,245 at
      March 31, 2002 and December 31, 2001, respectively ...........................            3,109           2,659
     Prepaid expenses and other ....................................................              453             700
                                                                                            ---------        --------
          Total current assets .....................................................            5,681           6,697
Property, plant and equipment, net .................................................          107,630         109,837
Other Assets:
     Goodwill, net of accumulated amortization of $1,159 and $1,159 at
      March 31, 2002 and December 31, 2001, respectively ...........................            7,509           7,509
     Deferred charges, net of accumulated amortization of $2,269 and $1,937 at
      March 31, 2002 and December 31, 2001, respectively ...........................           11,940          12,099
     Other assets ..................................................................              456             445
                                                                                            ---------        --------
          Total other assets .......................................................           19,905          20,053
                                                                                            ---------        --------
TOTAL ASSETS .......................................................................        $ 133,216       $ 136,587
                                                                                            =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..............................................................        $   5,185        $  6,742
     Accrued expenses ..............................................................            7,889           7,452
     Deferred revenues .............................................................            5,608           6,071
     Capital lease obligation--current portion .....................................              248             250
     Subordinated note payable .....................................................            2,000              --
     Note payable, affiliate .......................................................            1,793           2,321
                                                                                             --------        --------
          Total current liabilities ................................................           22,723          22,836
Long-Term Liabilities:
     Notes payable, less original issue discount of $5,773 and $6,071 at
      March 31, 2002 and December 31, 2001, respectively ...........................           90,227          88,929
     Capital lease obligation ......................................................              412             474
                                                                                             --------        --------
          Total liabilities ........................................................          113,362         112,239
Stockholders' Equity:
     Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized and 62,400,351 and 61,572,613 shares issued and outstanding at March 31,
      2002 and December 31, 2001, respectively ......................................              62              62
     Series H preferred stock $.001 par value, 100,556 and 100,556 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively
      (Preference in involuntary liquidation value, $100.00 per share) ..............          17,096          17,096
     Series J preferred stock $.001 par value, 334 and 356 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively
      (Preference in involuntary liquidation value, $10,000.00 per share) ...........           1,147           7,063
     Subscription receivable from Series J preferred stock ..........................              --          (5,700)
     Additional paid-in-capital and other ...........................................         295,889         295,649
      Accumulated deficit ...........................................................        (294,340)       (289,822)
                                                                                             ---------       ---------
          Total stockholders' equity ................................................          19,854          24,348
                                                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................       $ 133,216       $ 136,587
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

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)



                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2002               2001
                                                                  ----------        ----------
                                                                                    As restated -
                                                                                     see Note 5

Revenues ...................................................    $     7,014          $   7,374
Operating expenses:
Cost of services (exclusive of items shown
 separately below) .........................................          2,403              2,921
Selling, general and administrative expense
 excluding stock related expense ...........................          4,226              9,895
Stock related expense for selling, general,
 and administrative matters ................................             74               (137)
Depreciation and amortization ..............................          2,642              3,105
                                                                   ---------          ---------
Total operating expenses ...................................          9,345             15,784
                                                                   ---------          ---------
Loss from operations .......................................         (2,331)            (8,410)
Interest expense, net ......................................         (2,157)            (2,126)
                                                                   ---------          ---------
Loss from operations before income taxes ...................         (4,488)           (10,536)
Income Taxes ...............................................             --                 --
                                                                   ---------          ---------
Loss before extraordinary item .............................         (4,488)           (10,536)
Extraordinary loss on early extinguishment of debt .........             --             (7,398)
                                                                   ---------          ---------
Net loss ...................................................         (4,488)           (17,934)
Preferred stock dividends ..................................            (28)              (731)
Preferred stock - beneficial conversion ....................             --            (21,019)
                                                                   ---------          ---------
Net loss applicable to common
  stockholders .............................................      $  (4,516)         $ (39,684)
                                                                   =========         =========
Net loss applicable to common stockholders per
  share--basic and diluted .................................      $   (0.07)         $   (1.06)
Weighted average common shares
  outstanding - basic and diluted ..........................          62,212            37,461


  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                               (DOLLARS IN 000'S)



                                                                                    Three Months Ended March 31,
                                                                                   -----------------------------
                                                                                        2002        2001
                                                                                      --------    --------
                                                                                                   As restated -
                                                                                                   see Note 5
Cash flows from operating activities:
  Net loss applicable to common stockholders ....................................     $(4,516)     $(39,684)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary item .........................................................          --         7,398
     Depreciation and amortization ..............................................       2,642         3,105
     Preferred stock dividends ..................................................          28           731
     Preferred stock - beneficial conversion ....................................          --        21,019
     Stock related expense ......................................................          74          (137)
     Other non-cash items .......................................................         477           744
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable, prepaid expenses and other
          assets ................................................................        (263)        3,218
        Increase (decrease) in accounts payable, accrued expenses and deferred
          revenues ..............................................................      (2,113)       (3,292)
                                                                                      --------     --------
Cash used in operating activities ...............................................      (3,671)       (6,898)
Cash flows from investing activities:
  Capital expenditures ..........................................................        (254)      (18,005)
                                                                                      --------     --------
Cash used in investing activities ...............................................        (254)      (18,005)
Cash flows from financing activities:

  Net proceeds/(repayments) of debt financings ..................................       2,819        (1,404)
  Net proceed from issuance of equity securities ................................         (50)       26,011
  Repayment of capital lease obligation .........................................         (63)          (55)
                                                                                      --------      --------
Cash provided by financing activities ...........................................       2,706        24,552
                                                                                      --------      --------
Net decrease in cash ............................................................      (1,219)         (351)
Cash at beginning of period .....................................................       3,338         1,582
                                                                                      --------      --------
Cash at end of period ...........................................................    $  2,119      $  1,231
                                                                                      ========      ========
Supplemental disclosures of cash flow information:
  Interest paid .................................................................    $    165         1,160
  Income taxes paid .............................................................          --            --


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

FiberNet deploys, owns and operates fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to service providers in major metropolitan areas. These networks provide an advanced, high bandwidth fiber-optic solution to support the demand for network capacity in the local loop. The Company provides optical transport within and between carrier hotels, which are facilities where service providers exchange and route communications traffic, as well as optical transport from carrier hotels to tenants in commercial office buildings. FiberNet's networks support multiple transmission protocols including synchronous optical network, or SONET, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP. The Company currently operates in the three gateway markets of New York, Chicago and Los Angeles.

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

                Computer software ....................3-5  Years
                Computer equipment ...................3-5  Years
                Office equipment and fixtures ........5-10 Years
                Leasehold improvements ...............9-15 Years
                Network equipment ....................5-10 Years
                Network infrastructure ...............5-20 Years

Maintenance and repairs are expensed as incurred. Long-term improvements are capitalized as additions to property, plant and equipment.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets including property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets, based upon discounted expected future cash flows.

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company's revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to five years. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

Revenues are derived from three general types of services:

Transport services. FiberNet's transport services include the offering of broadband circuits on its metropolitan transport networks and vertically on its in-building networks. The Company also offers vertical dark fiber in certain of its carrier hotel facilities and on-net and off-net buildings. The meet-me-room facility offers customers a single location within the carrier hotel to facilitate network cross connections.

Colocation services. FiberNet's colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier point facilities in a secure technical operating environment. The Company also can provide its customers with colocation services in the central equipment rooms of certain of its on-net buildings. If a customer purchases colocation services, the Company may require the customer to make a minimum commitment for transport services, as well.

Communications access management services. FiberNet's access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to end-user tenants, if such networking infrastructure is available.

As of March 31, 2002 the Company had one reciprocal agreement. During the fiscal year ended December 31, 2001, the Company had four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues for transport services and colocation services of approximately $0.4 million and $1.2 million for the three months ended March 31, 2002 and 2001, respectively, from these reciprocal agreements. The Company leased colocation facilities under these agreements, and the total amounts expensed for services rendered under the reciprocal agreements for the three months ended March 31, 2002 and 2001, were approximately $0.4 million and $1.2 million, respectively.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value.

Goodwill and Intangibles

Cost in excess of net assets of acquired business, principally goodwill, is accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets". Other intangible assets include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share in 2002 and 2001, as they were anti-dilutive.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers' financial condition. As of March 31, 2002, two customers in the aggregate accounted for 27.6% of the Company's total accounts receivable, and as of December 31, 2001 one customer accounted for 19.4% of the Company's total accounts receivable.

For the quarter ended March 31, 2002, two customers in the aggregate accounted for 31.4% of the Company's total revenue, and for the quarter ended March 31, 2001, three customers in the aggregate accounted for 60.5% of the Company's total revenue.

As of December 31, 2001, the Company had an allowance for doubtful accounts of $2.2 million. During the quarter ended March 31, 2002, FiberNet wrote off $0.4 million of this allowance and recorded $50,000 of bad debt expense, resulting in an allowance for doubtful accounts of $1.9 million, as of March 31, 2002. For the quarter ended March 31, 2001, the Company also recorded $50,000 of bad debt expense.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements, as the Company has did not have any derivative instrument contracts for the quarters ended March 31, 2002 and 2001.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. The company is evaluating the impact of the adoption of SFAS No. 142 and expects to be completed with its analysis by June 30, 2002.

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

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):


                                                     March 31,     December 31,
                                                        2002           2001
                                                     ---------      ---------
Computer software .................................. $     175      $     178
Computer equipment .................................       278            293
Leasehold improvements .............................        30             30
Office equipment and furniture .....................       146            146
Construction in progress ...........................        --          4,425
Network equipment and infrastructure ...............   125,220        120,523
                                                     ---------      ---------

                                       18


                                                       125,849        125,595
Accumulated depreciation ...........................   (18,219)       (15,758)
                                                     ---------      ---------
Property, plant and equipment, net ................. $ 107,630      $ 109,837
                                                      =========      ========


4. SIGNIFICANT EVENTS

On March 15, 2002, the Company received gross proceeds of $2.0 million from the issuance of a subordinated note to an existing investor. The issuance of the note was in lieu of a second closing on our series J convertible preferred stock, as was previously contemplated. The subordinated note has a maturity date of June 14, 2002 and bears interest, which is due and payable on the maturity date, at an annual rate of 8%. The subordinated note may be converted into equity, on terms to be determined, upon the occurrence of certain events. Additionally, in connection with this financing, the lenders under the Company's credit facility agreed to extend the due date of the current quarterly interest payment to April 15, 2002.

5. RESTATEMENT

The Company restated its consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on Series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on the Company's assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on the Company's cash flows.

6. SUBSEQUENT EVENTS

On April 15, 2002, in connection with the Company's ongoing efforts to seek additional financing and to undertake a recapitalization, the lenders under the Company's credit facility agreed to further extend the due date of the current quarterly interest payment to May 6, 2002, and, depending on the satisfaction of certain conditions, to May 27, 2002.

On May 6, 2002 the lenders again agreed to extend the due date of the current quarterly interest payment to May 28, 2002, and the Company reached a conditional agreement with the lenders to convert $25 million of indebtedness into convertible preferred stock with a conversion price of $0.40 per share. Under the arrangement the lenders would convert $25 million of indebtedness into a minimum of 2,500 shares of new series K preferred stock. The closing of this transaction is subject to a number of conditions, including, but not limited to final credit approval of each of the lenders, the completion of an acceptable equity financing and the conversion of all of the Company's currently outstanding convertible securities, excluding certain options and warrants. Each share of series K preferred stock would have a stated value of $10,000 per share and would convert into 25,000 shares of common stock.

Concurrently with the consummation of the transaction and the related equity issuance and conversions, the holders of the series K preferred stock would be issued a sufficient number of warrants to purchase shares of common stock to ensure that they would hold on an aggregate basis a fully-diluted ownership position in the company of at least 30%. The exercise price of such warrants issued to the holders of the series K preferred stock would be the lower of 125% of the market price as of the closing date or 110% of the exercise price of any warrants issued to investors in the concurrent equity financing, and the term of the warrants would be five years.

This arrangement would also involve certain amendments to the provisions of the senior secured credit facility, including the reduction of the maximum availability to approximately $77 million and the reduction in the interest rate currently from LIBOR + 4.5% to LIBOR + 3.75%.

It is anticipated that, if these conditions are met, the closing of these transactions will occur as soon as practicable. However, there can be no assurance that the Company will be able to successfully effectuate any or all of the transactions described above. In addition, any financing or broader recapitalization the Company undertakes will be substantially dilutive to the Company's existing stockholders.