Form 10-K/A
period 2001-12-31
FIBERNET TELECOM GROUP INC\
filed 2002-05-24
CIK 1001868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934.

      For the fiscal year ended December 31, 2001

                                       OR

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

      Commission file number 000-24661

                          FiberNet Telecom Group, Inc.
                       (Name of Registrant in Its Charter)


                  Delaware                                 52-2255974
---------------------------------------------       ----------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

     570 Lexington Avenue, New York, NY                        10022
---------------------------------------------       ----------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 405-6200

                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share

                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on May 22, 2002, was $8,991,222, based on the last sale price as reported by the Nasdaq National Market System.

     The number of shares outstanding of the registrant's common stock, as of May 22, 2002, was 63,498,389 shares of Common Stock, $.001 par value.

================================================================================

                                EXPLANATORY NOTE

      The purpose of this amendment is to amend and restate in their entirety Items 7, 7a and 8 contained in Part II and Item 14 contained in Part IV of our Form 10-K, which was originally filed on March 1, 2002. Additional disclosure has been included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements.

                                    PART II

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

     Our revenues are generated on a monthly recurring basis under contracts with our customers. These terms of these contracts can range from month-to-month to five years in length. During 2001 we experienced a trend of entering into shorter term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to- month basis or for a contracted period of only one year.

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

     Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. Because we have entered into long-term leases or colocation agreements for the facilities, we do not expect to experience a significant change in occupancy expenses based upon our current deployment of network infrastructure. Other specific costs include maintenance and repair costs and utility costs. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our lease for our meet-me-room at 60 Hudson Street in New York City also requires us to pay a license fee. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our cost of services is generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues.

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

     We have in the past entered into reciprocal agreements with four of our customers, whereby we purchase services from them. The services provided and obtained through these agreements are priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreements are capitalized. All of the costs are expensed as incurred. Reciprocal agreements accounted for $2.2 million, or 17%, of revenues in 2000 and $2.2 million of our cost of services. In 2001 reciprocal agreements accounted for $5.2 million, or 17%, of revenues and $5.4 million of our cost of services. In 2001, we terminated two of our reciprocal agreements, and in 2002 we anticipate terminating one additional reciprocal agreement. Consequently, we believe that revenues and expenses recorded under reciprocal agreements will decrease significantly in 2002.


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

     In the fourth quarter of 2001, we determined that our forecasts for revenues for certain of our facilities would not be achieved due to the significant adverse change in the business climate. We further determined that the dramatic change in the operating environment for the telecommunications industry resulted in significantly less demand for our services in these facilities. We believe that the decrease in demand was a result of the significant number of bankruptcies of telecommunications companies that were existing or potential customers of ours and the overall economic recession. We also determined that a rebound in demand for our services would not occur in the near term. As a result, we revised our business plan and conducted extensive reviews of our assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain costs of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity. We also determined that certain financial covenants in our credit facility would need to reflect the revised business plan, including our reduced revenue forecasts. Consequently, we amended our credit facility in December 2001.



     We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from these assets, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we recorded an asset impairment of approximately $51.8 million based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

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

     Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $13.8 million in 2001, compared to $5.4 million in 2000. The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs, and professional fees. The increase in cost of services was primarily the result of the addition of new facilities in 2001 and incorporating a full year's expenses for facilities added in 2000. We do not expect cost of services to increase significantly in 2002 since we do not anticipate adding many new facilities. Reciprocal agreements accounted for $5.4 million of our cost of services in 2001 and $2.2 million of our cost of services in 2000.


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

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999


     Revenues. Revenues for the fiscal year ended December 31, 2000 were $13.1 million as compared to the fiscal year ended December 31, 1999 in which we had no commercial operations and did not generate any revenues. Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $9.3 million in transport services, $2.2 million in colocation services and $1.6 million in communications access management and other services during the period. During this period, two customers, 360networks and Qwest, accounted for approximately 61.5% of our revenues. We expect such customer concentration to diminish as we expand our operations. Reciprocal agreements accounted for $2.2 million, or 17%, of revenues in 2000.


     Cost of Services. Cost of services for fiscal 2000 was $5.4 million, associated with the operation of our networks and facilities. These cost of services included building license fees, maintenance and repair costs, rent expense at carrier point facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $2.2 million of our cost of services during fiscal 2000. During fiscal 1999, we did not record any cost of services because we were not offering services during that period.

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

     Non-recurring Expenses. During 1999, we recorded non-recurring expenses of $4.3 million, comprised of a $3.7 million non-cash charge, relating to a prospective settlement of certain litigation, and $0.6 million, relating to the decommission of our Lucent 5ESS-2000 telecommunication switch located at our facility at 60 Hudson Street in New York, New York. The prospective settlement related to litigation between us and certain of the investors in the financing transaction that occurred in 1999. In 1999, we agreed to issue additional securities to these investors to settle such claims. The securities were actually issued in 2000. We elected to decommission the telecommunication switch because the equipment was no longer necessary for our business operations. We did not record any significant non-recurring expenses for fiscal 2000.

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

Liquidity and Capital Resources

     As a result of our developmental activities and the deployment of our networks and facilities, we have incurred significant losses from inception to date. We expect such losses to continue, as we further execute our business plan and expand our operations. Consequently, we have been dependent upon external sources of capital to fund our operations. Prospectively, we will continue to incur losses and will not be able to fund our operations with internally generated funds. Therefore, we will require additional, external capital. We are subject to unforeseen capital requirements, failure of market acceptance, failure to establish and maintain business relationships, competitive disadvantages against larger and more established companies and negative trends in our industry and the economy.


     To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA (as defined) loss and a net loss applicable to common stockholders for fiscal 2001 of $15.5 million and $178.2 million, respectively, compared to $19.3 million and $77.0 million, respectively, for fiscal 2000. During fiscal 2001, cash used to fund operating activities was $22.0 million, and cash purchases of property, plant and equipment were $46.7 million, compared to $12.6 million and $74.7 million, respectively, for fiscal 2000.


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


     On December 7, 2001, we completed another directed public offering under our existing shelf registration statement. We issued 360 shares of our series J preferred stock at a purchase price of $10,000 per share, as well as warrants to purchase up to 10,212,701 shares of common stock at an exercise price of $0.30 per share with a term of five years. The total proceeds to us from this offering were $3.6 million, before offering expenses. In addition, subject to certain conditions, the stock purchase agreement for this offering of series J preferred stock contemplated two additional closings in which we could sell in the aggregate an additional $5.7 million of series J preferred stock to the initial purchasers. We could opt out of one or both of these subsequent closings upon payment of cash consideration and upon approval of our lenders under our senior secured credit facility.



     The purchasers of our series J preferred stock were not obligated to participate in the second or third closings contemplated by the stock purchase agreement between us and them if, among other things, our existing shelf registration statement was no longer effective, we have breached any of our representations or warranties contained in the stock purchase agreement, we have failed to maintain EBITDA (as defined) positive results on a monthly basis beginning in December 2001, or we have not obtained stockholder approval authorizing upon conversion of the issued and outstanding series J preferred stock the issuance of in excess of 19.99% of the number of shares of common stock outstanding on the closing date of the first series J preferred stock closing.

     As of February 28, 2002 we were eligible to sell an additional $118.2 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. When we filed our initial Form 10-K for the fiscal year ended December 31, 2001 on March 1, 2002, our then existing shelf registration statement on Form S-3 was deemed post-effectively amended and no longer effective. As of March 1, 2002, we were no longer eligible to use Form S-3 for shelf registrations since we did not satisfy an eligibility requirement of Form S-3 for primary issuances which requires that the aggregate market value of voting common stock held by non-affiliates be at least $75 million. Accordingly, no further issuances of our securities may be made pursuant to that shelf registration statement. As a result, we will be required to file new registration statements with regard to any further registered issuances, if any, of our securities, and there can be no assurance that such registration statements will be declared effective.


     On February 9, 2001, we increased our existing credit facility with Deutsche Bank AG New York Branch, Deutsche Banc Alex. Brown Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders from $75.0 million to $105.0 million. The maturity of the credit facility was extended to six years from four and one-half years, and the initial interest rate was lowered to LIBOR + 4.5% from LIBOR + 6.0%. In connection with this amended credit facility, we issued warrants to purchase an additional 454,409 shares of our common stock at a purchase price of $8.00 per share with a term expiring April 11, 2005. In addition, as part of the amendment of our credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $8.00 per share. On April 27, 2001, in connection with a waiver and agreement under our credit facility, warrants to purchase 300,000 shares of our common stock at a purchase price of $8.00 per share held by Deutsche Banc Alex. Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.01 per share. Also, on December 10, 2001 we amended the credit facility to reflect the issuance of the series J preferred stock and related matters. In connection with this amendment, all warrants previously issued under the credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.50 per share.


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



     On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we are obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that we pay on our credit facility, the total interest rate for us on this swap transaction is 8.2%. As part of this agreement, Deutsche Bank AG is obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002, we terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.



     On December 7, 2001 we issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services. The note bears interest at an annual rate of 14% and is payable in eight monthly installments of approximately $300,000 beginning in January 2002. As of March 31, 2002 the outstanding balance on the note was $1.8 million. We believe the terms of this transaction are no less favorable than could be received from an independent, third party.



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

     The chart below identifies our outstanding contractual obligations and commitments as of February 25, 2002.

                                                                  Payments Due by Period (in thousands)
                                                   ------------------------------------------------------------------
              Contractual Obligation                 Total       2002       2003       2004        2005    Thereafter
                                                   ---------  ---------  ---------  ---------   ---------  ----------
Mandatory Repayments and Reductions of
   Indebtedness ................................   $ 107,321  $   2,321  $   7,875  $  28,875   $  28,875  $  39,375
Capital Lease Obligations ......................         873        347        314        212          --         --
Operating Leases ...............................     110,385     11,644     10,574      9,383       9,320     69,464
Other Obligations ..............................          49         49         --         --          --         --
                                                   =========  =========  =========  =========   =========  =========
Total Contractual Obligations ..................   $ 218,628  $  14,361  $  18,763  $  38,470   $  38,195  $ 108,839

     Our planned operations continue to require additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. Although we reported that we generated positive EBITDA (as defined) for the month of December 2001 and expect to continue to do so in 2002, there can be no assurance that we will be able to achieve such a result prospectively. We cannot fund our operating and investing activities with internally generated cash flows. We continue to require external sources of capital. The availability of funds from our credit facility and the expected closings of our series J preferred stock are critical to our liquidity. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.



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


                                                                                  Consolidated Financial Data
                                                                                        (in thousands)

                                                                  Six Months
                                                     Year Ended     Ended
                                                      June 30,   December 31,               Year Ended  December 31,
                                                    -------------------------------------------------------------------------------
                                                     1997 (1)        1997          1998          1999          2000          2001
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                                 (unaudited)                (restated)(1)
Calculation of EBITDA (as defined):

Net loss .......................................    $    (374)    $    (371)    $  (2,817)    $ (30,208)    $ (41,120)    $(153,977)

Plus:
Operating expenses:
  Stock related expense for selling,
  general, and administrative matters ..........           --            --           128           803         8,468        (1,172)
  Non-recurring expenses .......................           --            --            --         4,304            --            --
  Impairment of property, plant and
  equipment ....................................           --            --            --            --            --        51,848
  Impairment of goodwill .......................           --            --            --            --            --        56,467
  Depreciation and amortization ................           --             2            28           520         7,652        15,319

Interest expense from beneficial
conversion .....................................           --            --            --        15,870            --            --
Extraordinary loss on early
extinguishments of debt ........................           --            --            --            --            --         7,398

Less:
Interest income (expense), net .................           --            26           156        (1,356)       (5,657)       (8,594)

                                                    ---------     ---------     ---------     ---------     ---------     ---------

EBITDA (as defined) ............................    $    (374)    $    (395)    $  (2,817)    $  (7,355)    $ (19,343)    $ (15,523)

(1) See Footnote 16 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the fiscal year ended December 31, 1999.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 31, 2002, we had borrowed $96.0 million under our credit facility, with a current weighted average interest rate of 6.6%.


     On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we are obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that we pay on our credit facility, the total interest rate for us on this swap transaction is 8.2%. As part of this agreement, Deutsche Bank AG is obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002, we terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.


     We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
Report of Independent Public Accountants .....................................................................   15
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 ....................................   16
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ...................   17
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 .........   18
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ...................   20
Notes to Consolidated Financial Statements ...................................................................   21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999, as restated-See Note 16. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                     /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP

New York, New York
February 28, 2002 (except with respect to the matters discussed in Note 17, as to which the date is May 16, 2002)

                          FIBERNET TELECOM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                                           December 31, December 31,
                                                                                                               2001         2000
                                                                                                           ------------ ------------
                                                   ASSETS

Current Assets:
   Cash and cash equivalents .............................................................................   $   3,338   $   1,582
   Accounts receivable, net of allowance of $2,245 and $454 at December 31, 2001 and 2000, respectively ..       2,659      14,030
   Prepaid expenses and other ............................................................................         700         960
                                                                                                             ---------   ---------

      Total current assets ...............................................................................       6,697      16,572
Property, plant and equipment, net .......................................................................     109,837     126,114
Other Assets:
   Goodwill, net of accumulated amortization of $1,159 and $2,696 at December 31, 2001 and 2000,
      respectively .......................................................................................       7,509      69,057
   Deferred charges, net of accumulated amortization of $1,937 and $679 at December 31, 2001 and 2000,
      respectively .......................................................................................      12,099      14,293
   Other assets ..........................................................................................         445       1,129
                                                                                                             ---------   ---------

      Total other assets .................................................................................      20,053      84,479
                                                                                                             ---------   ---------

TOTAL ASSETS .............................................................................................   $ 136,587   $ 227,165
                                                                                                             =========   =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ......................................................................................   $   6,742   $  11,119
   Accrued expenses ......................................................................................       7,452      10,590
   Deferred revenues .....................................................................................       6,071      14,381
   Capital lease obligation--current portion .............................................................         250         233
   Note payable, affiliate ...............................................................................       2,321          --
                                                                                                             ---------   ---------

   Total current liabilities .............................................................................      22,836      36,323
Long-Term Liabilities:
   Notes payable, less original issue discount of $6,071 and $4,164 at December 31,
      2001 and 2000, respectively ........................................................................      88,929      45,836
   Capital lease obligation ..............................................................................         474         723
                                                                                                             ---------   ---------

      Total liabilities ..................................................................................     112,239      82,882
Stockholders' Equity:
   Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized and 61,572,613 and 33,238,346 shares issued and outstanding at December
      31, 2001 and 2000, respectively ....................................................................          62          33
   Series C voting preferred stock $.001 par value, none and 83,688 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $1.50 per share) ....................................................          --         135
   Series D preferred stock $.001 par value, none and 322,704 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $15.00 per share) ...................................................          --       6,195
   Series E preferred stock $.001 par value, none and 317,853 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $15.00 per share) ...................................................          --       7,344
   Series F preferred stock $.001 par value, none and 376,202 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $30.00 per share) ...................................................          --      13,874
   Series H preferred stock $.001 par value, 100,556 and 440,544 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $100.00 per share) ..................................................      17,096      64,568
   Series I preferred stock $.001 par value, none and 64,431 shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $120.00 per share) ..................................................          --       8,969
   Series J preferred stock $.001 par value, 356 and no shares issued and outstanding at December 31, 2001 and 2000, respectively (Preference in
      involuntary liquidation value, $10,000.00 per share) ...............................................       7,063          --
   Subscription receivable from Series J preferred stock .................................................      (5,700)         --
   Additional paid-in-capital and other ..................................................................     295,649     154,821
   Accumulated deficit ...................................................................................    (289,822)   (111,656)
                                                                                                             ---------   ---------

      Total stockholders' equity .........................................................................      24,348     144,283
                                                                                                             ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................................   $ 136,587   $ 227,165
                                                                                                             =========   =========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                      Year Ended December 31,
                                                                               --------------------------------------
                                                                                  2001         2000          1999
                                                                               ----------   ----------  -------------
                                                                                                        As restated -
                                                                                                         see Note 16
Revenues ...................................................................   $  31,195    $  13,117    $      --
Operating expenses:
   Cost of services (exclusive of items shown
      separately below) ....................................................      13,801        5,388           --
   Selling, general and administrative expense
      excluding stock related expense ......................................      32,917       27,072        7,355
   Stock related expense for selling, general,
      and administrative matters ...........................................      (1,172)       8,468          803
   Non-recurring expenses ..................................................          --           --        4,304
   Impairment of property, plant and equipment .............................      51,848           --           --
   Impairment of goodwill ..................................................      56,467           --           --
   Depreciation and amortization ...........................................      15,319        7,652          520
                                                                               ---------    ---------    ---------
Total operating expenses ...................................................     169,180       48,580       12,982
                                                                               ---------    ---------    ---------
Loss from operations .......................................................    (137,985)     (35,463)     (12,982)
Interest expense, net ......................................................      (8,594)      (5,657)      (1,356)
Interest expense from beneficial conversion ................................          --           --      (15,870)
                                                                               ---------    ---------    ---------
Loss from operations before income taxes ...................................    (146,579)     (41,120)     (30,208)
Income taxes ...............................................................          --           --           --
                                                                               ---------    ---------    ---------
Loss before extraordinary item .............................................    (146,579)     (41,120)     (30,208)
Extraordinary loss on early extinguishment of debt .........................      (7,398)          --           --
                                                                               ---------    ---------    ---------
Net loss ...................................................................    (153,977)     (41,120)     (30,208)
Preferred stock dividends ..................................................      (1,080)      (8,113)        (757)
Preferred stock-beneficial conversion ......................................     (23,109)     (27,766)        (100)
                                                                               ---------    ---------    ---------
Net loss applicable to common stockholders .................................   $(178,166)   $ (76,999)   $ (31,065)
                                                                               =========    =========    =========
Net loss applicable to common stockholders per
   shared - basic and diluted ..............................................   $   (4.34)   $   (2.60)   $   (1.85)
Weighted average common shares
   outstanding - basic and diluted .........................................      41,065       29,651       16,798

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (in thousands, except per share amounts)
                           (as restated--see Note 16)

                                                                                                Additional
                                                  Preferred Stock           Common Stock         Paid in
                                                  ---------------           ------------         Capital      Accumulated
                                                Shares     Amount        Shares       Amount     and Other      Deficit      Total
                                                ------   ---------     ---------     -------     ---------   ------------  --------
Balance at December 31, 1998 ................    80,000  $       0    16,000,000     $    16     $   5,466   $  (3,568)    $  1,914
                                              ---------  ---------    ----------     -------     ---------   ---------     --------
Redemption of Series B Preferred Stock ......   (80,000)        --            --          --            --          --           --
Issuance of Series C Preferred Stock ........   133,333        210            --          --            --          --          210
Issuance of warrants and beneficial
   conversion in connection with May
   1999 Notes ...............................        --         --            --          --        13,990          --       13,990
Beneficial conversion from issuance of
   September and October 1999 Notes .........        --         --            --          --         7,930          --        7,930
Conversion of Senior Secured Convertible
   Notes to common stock, net ...............        --         --    13,826,868          14        20,709          --       20,723
Exchange of common stock for preferred
   stock:
   Issuance of Series D Preferred Stock .....   309,143      4,637    (3,091,430)         (3)       (4,634)         --           --
   Issuance of Series E Preferred Stock .....   291,926      4,379    (2,919,260)         (3)       (4,376)         --           --
   Issuance of Series F Preferred Stock .....   345,515     10,365    (3,455,243)         (3)      (10,362)         --           --
Series D Preferred Stock dividends ..........     1,030        140            --          --            --          --          140
Series E Preferred Stock dividends ..........     1,946        265            --          --            --          --          265
Series F Preferred Stock dividends ..........     2,304        279            --          --            --          --          279
Beneficial conversion on preferred stock
   dividends ................................        --         --            --          --            72          --           72
Exercise of warrants to common stock ........        --         --       220,000          --           147          --          147
Issuance of common stock for purchase of
   MFN dark fiber, minority interest and
   Other ....................................        --         --     5,351,529           5        43,972          --       43,977
Deferred compensation .......................        --         --            --          --        (4,290)         --       (4,290)
Stock compensation to consultants and
   employees ................................        --         --            --          --        13,764          --       13,764
Other .......................................        --         --            --          --           220         (24)         196
Net loss applicable to common stockholders ..        --         --            --          --            --     (31,065)     (31,065)
                                              ---------  ---------    ----------     -------     ---------   ---------     --------
Balance at December 31, 1999 ................ 1,085,197     20,275    25,932,464          26        82,608     (34,657)      68,252
                                              =========  =========    ==========     =======     =========   =========     ========
Redemption of Series C Preferred Stock ......   (49,645)       (75)       49,645          --            75          --           --
Issuance of common stock, net ...............       --         --     4,150,342           4        46,213          --       46,217
Issuance of Series H Preferred Stock, net ...   426,333     63,799            --          --         4,836          --       68,635
Issuance of Series I Preferred Stock, net ...    62,500      8,850            --          --            --          --        8,850
Series D Preferred Stock dividends ..........    12,531      1,418            --          --            --          --        1,418
Series E Preferred Stock dividends ..........    23,981      2,700            --          --            --          --        2,700
Series F Preferred Stock dividends ..........    28,383      3,230            --          --            --          --        3,230
Series H Preferred Stock dividends ..........    14,211        769            --          --            --          --          769
Series I Preferred Stock dividends ..........     1,931        119            --          --            --          --          119
Exercise of options and warrants to
   purchase common stock ....................        --         --     3,105,895           3         6,345          --        6,348
Issuance of warrants in connection with
   bank financing ...........................        --         --            --          --         6,139          --        6,139
Stock compensation to employees .............        --         --            --          --         4,040          --        4,040
Deferred compensation .......................        --         --            --          --         2,732          --        2,732
Other .......................................        --         --            --          --         1,833          --        1,833
Net loss applicable to common
   stockholders .............................        --         --            --          --            --     (76,999)     (76,999)

                                              --------- ----------    ----------    --------     ---------  ----------   ----------
Balance at December 31, 2000 ................ 1,605,422    101,085    33,238,346          33       154,821    (111,656)     144,283
                                              ========= ==========    ==========    ========     =========  ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(Continued)

                    (in thousands, except per share amounts)
                           (as restated--see Note 16)

                                                                                                   Additional
                                                    Preferred Stock          Common Stock           Paid in
                                                    ---------------          ------------           Capital    Accumulated
                                                 Shares        Amount     Shares        Amount     and Other     Deficit     Total
                                                 ------        ------     ------        ------     ---------   -----------  -------
Direct issuance of common stock, Feb 2001 ...         --    $     --   6,440,000      $     6      $ 24,800   $      --    $ 24,806
Issuance of warrants in connection with
   bank financing ...........................         --          --          --           --         7,148          --       7,148
Series D Preferred Stock dividends ..........     12,123          96          --           --            --          --          96
Series E Preferred Stock dividends ..........     22,802         184          --           --            --          --         184
Series F Preferred Stock dividends ..........     27,445         219          --           --            --          --         219
Series H Preferred Stock dividends ..........     33,959         264          --           --            --          --         264
Series I Preferred Stock dividends ..........      4,885          38          --           --            --          --          38
Exercise of options and warrants to
   purchase common stock ....................         --          --     110,580            1            --          --           1
Beneficial conversion on Repricing of
   Series H .................................         --      16,254          --           --            --          --      16,254
Beneficial conversion on Repricing of
   Series I .................................         --       4,766          --           --            --          --       4,766
Issuance of warrants in connection with
   conversions ..............................         --          --          --           --           279          --         279
Conversion of Series C Preferred Stock ......    (83,688)       (135)     83,688           --           135          --          --
Conversion of Series D Preferred Stock ......   (334,827)     (6,291)  3,348,268            3         6,288          --          --
Conversion of Series E Preferred Stock ......   (340,655)     (7,528)  3,406,563            3         7,525          --          --
Conversion of Series F Preferred Stock ......   (403,647)    (14,093)  4,036,477            4        14,089          --          --
Conversion of Series H Preferred Stock ......   (373,947)    (63,990)  8,547,360            9        63,982          --          --
Conversion of Series I Preferred Stock ......    (69,316)    (13,773)   1,901,253            2        13,771          --          --
Issuance of Series J Preferred Stock, Net ...        360       7,094     327,273            1         1,861          --       8,956
Subscription Receivable on Series J
   Preferred Stock ..........................         --      (5,700)         --           --            --          --      (5,700)
Beneficial conversion on Series J ...........         --          --          --           --          2091          --       2,091
Conversion of Series J Preferred Stock ......         (4)        (31)    132,805           --            31          --          --
Stock compensation to employees .............         --          --          --           --        (1,172)         --      (1,172)
Net loss applicable to common
   stockholders .............................         --          --          --           --            --    (178,166)   (178,166)
                                               ---------   ---------  ----------     --------     ---------   ---------    --------
Balance at December 31, 2001 ................    100,912    $ 18,459  61,572,613      $    62      $295,649   $(289,822)   $ 24,348
                                               =========   =========  ==========     ========     =========   =========    ========
                                                                                                   Additional


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                                     Year Ended December 31,
                                                                                              --------------------------------------
                                                                                                 2001         2000         1999
                                                                                              ----------   ----------  -------------
                                                                                                                       As restated--
                                                                                                                        see Note 16
Cash flows from operating activities:
   Net loss applicable to common stockholders .............................................   $(178,166)   $ (76,999)   $ (31,065)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and Amortization .......................................................      15,319        7,652          520
      Preferred stock dividends ...........................................................       1,080        8,113          757
      Interest expense from beneficial conversion .........................................          --           --       15,870
      Preferred stock beneficial conversion ...............................................      23,109       27,766          100
      Stock related expense for selling, general and administrative matters ...............      (1,172)       8,468          803
      Non-recurring expense ...............................................................          --           --        3,704
      Impairment of Property, plan and equipment ..........................................      51,848           --           --
      Impairment of Goodwill ..............................................................      56,467           --           --
      Extraordinary loss on early extinguishment of debt ..................................       7,398           --           --
      Other non-cash expenses .............................................................       4,545        3,193        3,709
   Change in assets and liabilities:
      (Increase) decrease in accounts receivable, prepaid expenses and other assets .......       9,686      (15,386)         140
      Increase (decrease) in accounts payable and accrued expenses ........................     (12,144)      24,630          157
                                                                                              ---------    ---------    ---------
Cash used in operating activities .........................................................     (22,030)     (12,563)      (5,305)
                                                                                              ---------    ---------    ---------
Cash flows from investing activities:
   Capital expenditures ...................................................................     (46,737)     (74,677)     (10,827)
   Investment in Devnet, net of cash ......................................................          --      (17,896)          --
                                                                                              ---------    ---------    ---------
Cash used in investing activities .........................................................     (46,737)     (92,573)     (10,827)
                                                                                              ---------    ---------    ---------
Cash flows from financing activities:
   Net proceeds from issuance of debt financing ...........................................      45,000       45,016       25,331
   Net proceeds from issuance of equity securities ........................................      25,756       52,393          200
   Repayment of capital lease obligation ..................................................        (233)        (203)        (144)
                                                                                              ---------    ---------    ---------
Cash provided from financing activities ...................................................      70,523       97,206       25,387
                                                                                              ---------    ---------    ---------
Net increase (decrease) in cash ...........................................................       1,756       (7,930)       9,255
Cash at beginning of period ...............................................................       1,582        9,512          257
Cash at end of period .....................................................................   $   3,338    $   1,582    $   9,512
                                                                                              ---------    ---------    ---------
                                                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
   Interest paid ..........................................................................   $   6,732    $   2,589    $     110
   Income taxes paid ......................................................................          --           --           --
Non-cash financing activities: ............................................................
   Issuance of common stock and options to acquire Devnet .................................          --    $  39,842           --
   Issuance of common stock to acquire MFN dark fiber and minority interest ...............          --           --    $  43,450
   Issuance of capitalized stock options ..................................................          --           --    $   7,115
   Capital expenditures financed through capital leases ...................................          --           --    $   1,303


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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

             Computer software ............................   3-5  Years
             Computer equipment ...........................   3-5  Years
             Office and equipment and fixtures ............   5-10 Years
             Leasehold improvements .......................   9-15 Years
             Network equipment ............................   5-10 Years
             Network infrastructure .......................   5-20 Years


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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      Communications access management services. FiberNet's access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off- net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For all of its off-net buildings and some of its on-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to end-user tenants.

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

Goodwill and Intangibles

      Cost in excess of net assets of acquired business, principally goodwill, is amortized on the straight-line method over 15 years. Other intangible assets include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the credit facility. Please see Note-6, Impairment of Goodwill for a discussion of the impairment of the goodwill associated with the Company's acquisition of Devnet.

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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

     In October, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (APB) 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (dollars in thousands):

                                                   December 31,     December 31,
                                                       2001            2000
                                                   ------------     ------------
Computer software ............................     $       178      $     2,963
Computer equipment ...........................             293            1,926
Leasehold improvements .......................              30            1,111
Office and equipment and furniture ...........             146              810
Network equipment and infrastructure .........         120,523           71,322
                                                   -----------      -----------
Total ........................................         121,170           78,132
Accumulated depreciation .....................         (15,758)          (4,894)
                                                   -----------      -----------
                                                       105,412           73,238
Construction in progress .....................           4,425           52,876
                                                   -----------      -----------
Property, plant and equipment, net ...........     $   109,837      $   126,114
                                                   ===========      ===========

     Depreciation expense on property, plant and equipment was $10.9 million, $4.5 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4.   IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

     The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

     In the fourth quarter of 2001, the Company determined that its forecasts for revenues for certain of its facilities would not be achieved due to the significant adverse change in the business climate. The Company further determined that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand for its services in these facilities. The Company believes that the decrease in demand was a result of the significant number of bankruptcies of telecommunications companies that were existing or potential customers of the Company and the overall economic recession. The Company also determined that a rebound in demand for its services would not occur in the near term. As a result, the Company revised its business plan and conducted extensive reviews of its assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain costs of services and overhead expenses were reduced as well to reflect the decrease in expected business activity for the Company. The Company also determined that certain financial covenants in its Credit Facility would need to reflect the revised business plan, including its reduced revenue forecasts. Consequently, the Company amended its Credit Facility in December 2001 (See Note
7).

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from these assets, and used a discounted cash flow model to measure the impairment. As a result of this analysis, the Company has recorded an asset impairment of approximately $51.8 million based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

     The assets that the Company identified for disposition were abandoned, as the Company determined that these assets had no value. Consequently, there was no cost to the Company for this abandonment, nor does the Company expect to receive any proceeds or other consideration from this abandonment. The Company recorded no reserves, accruals or other liabilities related to this abandonment. These assets primarily related to engineering and network architecture design costs and general contracting and project management costs for facilities that the Company is no longer pursuing.

5.   ACQUISITION

     On April 2, 2000, FiberNet acquired approximately 3% of the Devnet membership interests for a purchase price of $3 million. On July 31, 2000, FiberNet acquired the remaining 97% of the membership interests of Devnet not already beneficially owned by the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 2, 2000. Devnet's operations are included in FiberNet's results of operations for the period from July 31, 2000 through December 31, 2000. Devnet managed the communications access and infrastructure for approximately 40 million square feet of class A commercial real estate in major markets nationwide. In connection with the acquisition, the Company issued 3,461,162 shares of its common stock and paid approximately $15 million in exchange for approximately 97% of the membership interests in Devnet. The acquisition was accounted for under the purchase method of accounting. The Company allocated the purchase price of approximately $60 million to the assets and liabilities of Devnet. Initially, the amount allocated to goodwill was being amortized over 15 years using the straight-line method, however, see Note 6-Impairment of Goodwill for a discussion of the impairment of the goodwill associated with this acquisition. In connection with the acquisition, the Company paid an aggregate of $500,000 to related parties for financial advisory services.

     FiberNet's pro forma results of operations assuming the Devnet acquisition occurred on January 1, 2000, would have been as follows (dollars in thousands, except per share data):

                                                                                 December 31,
                                                                                    2000
                                                                                 ------------
         Revenues .............................................................  $    14,606
         Net loss applicable to common shareholders ...........................  $    82,597)
         Net loss applicable to common shareholders per share-basic and diluted  $     (2.55)

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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

used a discounted cash flow model to measure the impairment. As a result, the Company recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of the asset exceeded its fair value.

7.   NOTES PAYABLE NOTE PAYABLE-AFFILIATE

Note Payable-Affiliate

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

     Also, on April 27, 2001, in connection with a waiver and agreement under our credit facility, warrants to purchase 300,000 shares of our common stock at a purchase price of $8.00 per share held by Deutsche Banc Alex. Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.01 per share.

     The Company valued the warrants at each issuance and pricing date using the Black-Scholes valuation model and recorded a debit to original issue discount with a credit to APIC for the warrant's value.

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     Material financial covenants monitored on a quarterly basis include minimum requirements for cumulative revenues and EBITDA (as defined in the credit facility), a maximum limitation on capital expenditures, and compliance with ratios of total debt to consolidated capitalization and total debt to property, plant and equipment, net of accumulated depreciation. In addition, the second and third closings for the issuance of the Series J preferred are required under the credit agreement. Non-compliance with any of these covenants, requirements, or other terms and conditions, constitutes an event of default under the credit agreement, prohibiting access to any additional funds available under the credit facility and potentially accelerating the outstanding balance for immediate payment.

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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Conversion of May and September Convertible Notes

     On November 30, 1999, holders of the Company's May Convertible Notes and September Convertible Notes converted their principal and accrued interest into shares of common stock. Subsequently, certain holders of the 4% May Convertible Notes exchanged their common stock for Series D preferred stock, certain holders of the 8% May Convertible Notes exchanged their common stock for Series E preferred stock and certain holders of the September Convertible Notes exchanged their common stock for Series F preferred stock (See note 11- Preferred Stock).

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

     Estimated future minimum operating and capital lease payments are as follows (in thousands):

                                                       Operating      Capital
                                                      -----------    ---------
         2002 ......................................  $    11,644    $     347
         2003 ......................................       10,574          314
         2004 ......................................        9,383          212
         2005 ......................................        9,320           --
         2006 and thereafter .......................       69,464           --
         Less: interest component ..................            -         (149)
                                                      -----------    ---------
         Total .....................................  $   110,385    $     724
                                                      ===========    =========

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

                          FIBERNET TELECOM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      If the Company had calculated stock option compensation expense as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                                               2001            2000           1999
                                                                           -----------------------------------------
Net loss applicable to common stockholders ...............   As reported     $178,166        $76,999        $31,065
                                                             Pro forma       $181,019        $85,688        $32,945
Net loss per share applicable to common stockholders basic   As reported     $  (4.34)       $ (2.60)       $ (1.85)
   and diluted ...........................................   Pro forma       $  (4.41)       $ (2.89)       $ (1.96)

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

      Transactions during the years ended December 31, 2001, 2000 and 1999, respectively, involving stock options are summarized as follows:

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                            2001                       2000                       1999
                                                  -------------------------   -----------------------   -----------------------
                                                                  Average                   Average                    Average
                                                                  Option                    Option                     Option
                                                   Number of     Price Per    Number of    Price Per     Number of    Price Per
                                                    Shares         Share       Shares        Share        Shares        Share
                                                  ----------    ----------    ---------   ----------    ----------    ---------
Options outstanding at the beginning of
   the period ..................................    9,775,727    $  6.42       5,870,167    $  2.92       1,268,834    $  3.05
Granted ........................................    7,673,929       0.40       5,969,893       9.16       5,969,333       3.30
Exercised .....................................      (103,452)      3.95      (1,600,000)      2.06              --         --
Terminated .....................................   (2,092,942)      9.41        (464,333)     12.35      (1,368,000)      4.67
                                                   ----------       ----       ---------   --------       ---------    -------
Options outstanding at the end of Year .........   15,253,262       3.00       9,775,727       6.42       5,870,167       2.92
                                                   ----------       ----       ---------   --------       ---------    -------
Exercisable at end of year .....................    7,833,182       3.64       4,894,904       3.70       5,004,834       2.69
                                                   ----------       ----       ---------   --------       ---------    -------
Weighted average fair value of options
   granted .....................................                 $  0.38                    $  9.76                    $  3.76

      The following table summarizes information about stock options outstanding as of December 31, 2001:

                                 Options Outstanding                                               Options Exercisable
-------------------------------------------------------------------------------------    --------------------------------------
                             Outstanding     Weighted-Average                              Exercisable
         Range of               as of            Remaining        Weighted-Average            as of          Weighted-Average
      Exercise Price          12/31/2001     Contractual Life      Exercise Price          12/31/2001         Exercise Price
-------------------------    -----------     ----------------     -------------------    ----------------   -------------------
$     0.0000-$ 2.0170 .....    9,665,858           9.4                       $ 0.5729           4,034,536              $ 0.9211
$     2.0171-$ 4.0340 .....    1,532,517           8.0                       $ 3.6003             995,217              $ 3.5837
$     4.0341-$ 6.0510 .....    2,026,668           7.7                       $ 5.2107           1,820,837              $ 5.1651
$     6.0511-$ 8.0680 .....       44,167           7.6                       $ 7.6800              18,503              $ 7.7956
$     8.0681-$10.0850 .....      917,169           7.7                       $ 9.2687             424,187              $ 9.2254
$    10.0851-$12.1020 .....       88,000           8.4                       $11.3928              42,668              $11.2896
$    12.1021-$14.1190 .....      380,048           6.0                       $13.0870             234,722              $13.1041
$    14.1191-$16.1360 .....      476,501           8.1                       $14.9204             178,841              $14.9309
$    16.1361-$18.1530 .....       58,334           1.3                       $16.4029              19,671              $16.4154
$    18.1531-$20.1700 .....       64,000           6.9                       $19.4550              64,000              $19.4550
                             -----------     ----------------     -------------------    ----------------   -------------------
                              15,253,262           8.7                       $ 2.9989           7,833,182              $ 3.6436

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

      On May 26, 2000, FiberNet entered into an amended and restated agreement with TSP. As partial consideration for this amended and restated agreement, TSP terminated the prior master license agreement and surrendered the warrant in equal access. Under the agreement, the Company will issue up to 1.6 million shares of its Common Stock to TSP as the Company enters into license agreements for the deployment and operation of its in-building networks in certain commercial office properties owned or managed by TSP. As of December 31, 2001, approximately 700,000 shares have been issued under the agreement for a total value of $6.4 million, based on fair market value on the date of issuance. This amount is included in deferred charges on the accompanying balance sheet and is being amortized over 15 years, the term of the underlying license agreement. In a related transaction, TSP exchanged a warrant it held for membership interests in Equal Access, an indirect wholly- owned subsidiary of FiberNet. This exchange had no impact on the financial statements of the Company since TSP did not perform

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

under the master license agreement, and the Company received no benefit from the agreement. Consequently, TSP never earned any portion of the warrant and no costs were capitalized related to this warrant.

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

Series D, E and F Preferred Stock

      On November 30, 1999 the Company issued approximately (i) 309,000 shares of Series D preferred stock, (ii) 292,000 shares of Series E preferred stock and
(iii) 346,000 shares of Series F preferred stock. The shares of Series D, E and F preferred stock are entitled to voting rights at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series D, E and F preferred stock then outstanding, will be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company's common stock an amount equal to $15.00, $15.00 and $30.00 per share, respectively. Each holder of each share of Series D, E and F preferred stock will have the right to convert such share for ten shares of common stock at conversion prices of $1.50, $1.50 and $3.00 per share, respectively, subject to adjustment. However upon the date of issuance, the effective conversion price of these series of preferred stock ($7.25 per share) is equal to the value of the common stock that was exchanged for each share of preferred stock, and into which the preferred stock is convertible. The holders of the Series D, E and F preferred stock are entitled to receive dividends at a rate of 4%, 8% and 8% per annum, respectively. Such dividends are payable semi-annually, and at the option of the Company, in cash or in additional shares of the respective series of Series D, E or F preferred stock.

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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      In February 2001, the conversion price of the Series H and Series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the Series H and Series I include provisions requiring the conversion prices to be lowered to the per share price at which the Company issues any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the Series H and Series I. In February 2001, the Company issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. The Company recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Additionally, in connection with the conversion of the Series H and I preferred stock, the conversion price of the remaining 100,000 shares of Series H preferred stock was reduced to $1.31. However, as all of the proceeds from the issuances of the Series H and Series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the Series H preferred stock to $1.31.

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

                          FIBERNET TELECOM GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      As the purchasers have made a firm commitment to participate in the two additional closings totaling $5.7 million, the transaction has been accounted for as a subscription receivable from Series J preferred stock. The Series J preferred stock is reflected in the accompanying balance sheet net of the relative fair value of warrants to purchase 10.2 million shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model and determined to be $3 million. However, as the value assigned to the warrants is based on the relative fair value of the warrants and the preferred stock, a valuation of $1.8 million was assigned to the warrants, based upon their relative fair value. In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $2.1 million to reflect the market price of the common stock as of the date of the issuance.

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

13.   INCOME TAXES

      A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 2001, 2000 and 1999 follows (dollars in thousands):

                          FIBERNET TELECOM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                                    2001          2000           1999
                                                                                ----------    ----------     ----------
         Computed tax at statutory rate ......................................  $  (51,303)   $  (14,392)    $  (10,573)
         State and local, net of federal income tax benefit ..................      (7,329)           --         (1,510)
         Interest expense from beneficial conversion .........................          29        (2,056)         6,348
         Other ...............................................................          --           614            (30)
         Change in valuation allowance .......................................      58,603        15,834          5,765
                                                                                ----------    ----------     ----------
                                                                                $       --    $       --     $       --
                                                                                ==========    ==========     ==========

                                                                                   2001           2000          1999
                                                                                ----------    ----------     ----------
         Deferred Taxes:
         Deferred expenses ...................................................  $      933    $    1,700     $    4,466
         Stock options .......................................................       4,359         4,828          1,441
         Depreciation and impairment of property, plant and
            equipment ........................................................      12,163          (180)           (14)
         Goodwill impairment .................................................      29,319            --             --
         Net operating loss ..................................................      35,447        13,820          3,862
         Bad debts ...........................................................         898           188             --
         Valuation allowance .................................................     (83,119)      (20,356)        (9,755)
                                                                                ----------    ----------     ----------
         Net deferred tax asset ..............................................
                                                                                $       --    $       --     $       --
                                                                                ==========    ==========     ==========

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

                          FIBERNET TELECOM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

                                                                        March 31,     June 30,   September 30,   December 31,
                                                                         2001(a)        2001        2001(b)         2001(c)
                                                                        ---------    ---------   -------------   ------------
Revenues .............................................................  $  7,374     $  8,156     $   7,674      $    7,991
Loss from Operations .................................................    (8,410)      (7,724)      (65,616)        (56,235)
Net loss before extraordinary item ...................................   (10,536)      (9,807)      (67,905)        (58,331)
Net loss .............................................................   (17,934)      (9,807)      (67,905)        (58,331)
Net loss applicable to common shareholders                               (39,684)      (9,690)      (67,976)        (60,816)
Net loss applicable to common shareholders per share-basic              $  (1.06)    $  (0.24)    $   (1.70)     $    (1.49)
    and diluted .....................................................

                                                                        March 31,     June 30,   September 30,   December 31,
                                                                          2000        2000(d)       2000(e)          2000
                                                                        ---------    ---------   -------------   ------------
Revenues .............................................................  $    111     $  1,656     $   4,599      $    6,751
Loss from Operations .................................................    (7,254)      (6,236)       (7,024)        (14,949)
Net loss before extraordinary item ...................................    (7,205)      (7,509)       (8,650)        (17,756)
Net loss .............................................................    (7,205)      (7,509)       (8,650)        (17,756)
Net loss applicable to common shareholders                               (10,056)     (24,189)      (26,167)        (16,587)
New loss applicable to common shareholders per share-basic              $  (0.38)    $  (0.86)    $   (0.84)     $    (0.51)
    and diluted .....................................................

_____________
(a) The Company recorded a charge of $7.4 million related to an early extinguishment of debt related to the modification of its Credit Facility. In addition, the Company recorded a charge for a beneficial conversion feature of $21.7 million in connection with the reset of the conversion price of the Series H and Series I preferred stock from $10 and $12 per share, respectively, to $4.38 per share. See Note 11. This beneficial conversion feature was not reflected in the Form 10-Q filed for the first quarter of 2001. On February 2, 2001, the Company completed a $28.2 million directed public offering of common stock under the shelf registration statement. The Company issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share with a term of three years. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

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

                          FIBERNET TELECOM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

17.   SUBSEQUENT EVENTS

      On January 2, 2002, the Company entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, the Company is obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excludes the applicable margin of 4.5% that is paid on the Credit Facility, the total interest rate on this swap transaction is 8.2%. As part of this agreement, Deutsche Bank AG is obligated to pay the Company on a quarterly basis, a floating rate of interest based upon LIBOR with a designed maturity of three months. On March 20, 2002, the Company terminated this interest rate swap transaction with Deutsche Bank AG with no payments of other amounts owed by either party. As a result, all of the Company's outstanding borrowings under its credit facility bear interest at a floating rate.

      On March 15, 2002, the Company received gross proceeds of $2.0 million from the issuance of a subordinated note to an existing investor. The issuance of the note was in lieu of a second closing on our series J convertible preferred stock, as was previously contemplated. Due to this change in the contractual obligation of our series J convertible preferred stock, the subscription receivable at December 31, 2001 of $5.7 million was reversed in the first quarter of 2002. The subordinated note has a maturity date of June 14, 2002 and bears interest, which is due and payable on the maturity date, at an annual rate of 8%. The subordinated note may be converted into equity, on terms to be determined, upon the occurrence of certain events. Additionally, in connection with this financing, the lenders under the Company's credit facility agreed to extend the due date of the current quarterly interest payment to April 15, 2002.

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

18.   NON-RECURRING EXPENSES

      During 1999, the Company recorded non-recurring expenses of $4.3 million, comprised of a $3.7 million non-cash charge, relating to a prospective settlement of certain litigation, and $0.6 million, relating to the decommission of the Company's Lucent 5ESS-2000 telecommunication switch located at its facility at 60 Hudson Street in New York, New York. The prospective settlement related to litigation between the Company and certain of the investors in the financing transaction that occurred in 1999. In 1999, the Company agreed to issue additional securities to these investors to settle such claims. The securities were actually issued in 2000. The Company elected to

                          FIBERNET TELECOM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

decommission the telecommunication switch because the equipment was no longer necessary for the Company's business operations. The Company did not record any significant non-recurring expenses for fiscal 2000 or fiscal 2001.

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

      (3) Exhibits

  Exhibit
    No.                                  Exhibit Name
----------                               ------------

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

    3.9 Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

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

Exhibit
  No.                                 Exhibit Name
-------                               ------------

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

    4.7 Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex. Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

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

   4.11 Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 7, 2001).

   4.12 Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 7, 2001).

   4.13        Form of Promissory Note between us and SDS Merchant Fund, L.P.
               (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 18, 2002).

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

Exhibit
  No.                                 Exhibit Name
-------                               ------------


   10.4 Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).


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

Exhibit
  No.                                 Exhibit Name
-------                               ------------

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

Exhibit
  No.                                 Exhibit Name
-------                               ------------

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

 10.40 Stock Purchase Agreement, dated as of December 7, 2001, by and among us and the Purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, filed on December 7,
               2001).

 10.41 Third Amendment, dated as of December 10, 2001,among FiberNet Operations, Inc. Devnet L.L.C. and Deutsche Bank AG New York Branch, to the Amended and Restated Credit Agreement, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on March 1, 2002).

 10.42 Promissory Note, dated December 7, 2001, between the Company and Nortel Networks Inc. (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 1, 2002).

  21.1 Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15,
               2000).

  23.1         Consent of Arthur Andersen LLP. (incorporated by reference to
               Exhibit 23.1 to our Annual Report on Form 10-K, filed on March 1,
               2002).

  23.2 Consent of Mendelsohn Kary Bell & Natoli LLP. (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K, filed on March 1, 2002).

  23.3         Consent of Arthur Andersen LLP.

  23.4         Consent of Mendelsohn Kary Bell & Natoli LLP.

_____________________

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

      Date:  May 24, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                            Title                        Date
               ----                            -----                        ----

                                                                   May 24, 2002
   /s/   Michael S. Liss               Director, President and
------------------------------------
         Michael S. Liss                 Chief Executive Officer
                                         (Principal Executive
                                         Officer)

                                                                   May 24, 2002
   /s/   Jon A. DeLuca                 Chief Financial Officer
------------------------------------
         Jon A. DeLuca                   (Principal Accounting
                                         Officer)
                                                                   May 24, 2002
   /s/   Timothy P. Bradley            Director
------------------------------------
         Timothy P. Bradley

                                                                   May 24, 2002
   /s/   Philip L. DiGennaro           Director
------------------------------------
         Philip L. DiGennaro

                                                                   May 24, 2002
   /s/   Roy (Trey) D. Farmer III      Director
------------------------------------
         Roy (Trey) D. Farmer III
                                                                   May 24, 2002
   /s/   Charles J. Mahoney            Director
------------------------------------
         Charles J. Mahoney

                                                                   May 24, 2002
   /s/   Richard E. Sayers             Director
------------------------------------
         Richard E. Sayers

                                  EXHIBIT INDEX

      The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
  No.                             Exhibit Name
-------                           ------------

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

  3.9 Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

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

Exhibit
  No.                             Exhibit Name
-------                           ------------

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

  4.7 Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex. Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit
          4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

  4.8 Warrant Agreement, dated February 9, 2001, between us and First Chicago Investment Corporation (incorporated by reference to Exhibit
          4.2 to our Current Report on Form 8-K, filed on February 15, 2001).

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

 4.11 Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 7, 2001).

 4.12 Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 7, 2001).

 4.13 Form of Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 18, 2002).

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

 10.4 Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

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

Exhibit
  No.                             Exhibit Name
-------                           ------------

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

Exhibit
  No.                             Exhibit Name
-------                           ------------

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

Exhibit
  No.                             Exhibit Name
-------                           ------------

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

 10.41 Third Amendment, dated as of December 10, 2001, among FiberNet Operations, Inc. Devnet L.L.C. and Deutsche Bank AG New York Branch, to the Amended and Restated Credit Agreement, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on March 1, 2002).

 10.42 Promissory Note, dated December 7, 2001, between the Company and Nortel Networks Inc. (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 1, 2002).

 21.1 Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

 23.1     Consent of Arthur Andersen LLP. (incorporated by reference to Exhibit
          23.1 to our Annual Report on Form 10-K, filed on March 1, 2002).

 23.2 Consent of Mendelsohn Kary Bell & Natoli LLP. (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K, filed on March 1, 2002).

 23.3     Consent of Arthur Andersen LLP.

 23.4     Consent of Mendelsohn Kary Bell & Natoli LLP.

-------------

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.