Form 10-Q/A
period 2001-03-31
FIBERNET TELECOM GROUP INC\
filed 2002-06-28
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the transition period from      to       .

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     The number of shares outstanding of the issuer's common stock, as of June 25, 2002, was 64,331,722 shares of Common Stock, $.001 par value.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.    FINANCIAL INFORMATION
 Item 1.  Consolidated Financial Statements ............................................................   1
          Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000........................  11
          Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000......  12
          Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000......  13
          Notes to Consolidated Financial Statements ...................................................  14
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........   1
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................................   6

PART II.  OTHER INFORMATION ............................................................................   9
 Item 2.  Changes in Securities and Use of Proceeds ....................................................   9
 Item 6.  Exhibits and Reports on Form 8-K .............................................................   9



                                EXPLANATORY NOTE

         The purpose of this amendment is to amend and restate Part I of our Form 10-Q, which was originally filed on May 15, 2001. We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on our cash flows. This change was previously reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

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

     In the first quarter of 2001, our colocation and access services produced approximately one-third of our revenues. In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access management services.

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

Restatement of Financial Statements

         We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. The conversion price of the series H and series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. As a result, we recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on our cash flows. This change was already reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

Results of Operations

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

         Revenues. Revenues for the three months ended March 31, 2001 were $7.4 million compared to $0.1 million for the three months ended March 31, 2000, a $7.3 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended March 31, 2001 and March 31, 2000, we recognized $5.1 million and approximately $35,000 in transport services, $0.8 million and approximately $44,000 in colocation services and $1.5 million and approximately $32,000 in communications access management and other services, respectively. During the three-month period ending March 31, 2001, two of our customers 360networks and Qwest, accounted for approximately 50.7% of our revenues. We expect such customer concentration to diminish as we further expand our operations and diversify our customer base. We entered into certain reciprocal agreements which accounted for $1.2 million, or 16.3%, of our revenues in the first quarter of 2001. No such agreements were in place for the first quarter of 2000.

         Cost of Services. Cost of services for the three months ended March 31, 2001 and March 31, 2000 were $2.9 and $0.2 million, respectively. The increase of $2.7 million was due to expenses associated with the expansion of our network facilities. These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $1.2 million of our cost of services in the first quarter of 2001. No such agreements were in place for the first quarter of 2000.

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

         Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of the series H and series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. We recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. The amounts of the charge assume the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio." No beneficial conversion feature was recorded in March 31, 2000.

         Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $39.7 million for the three months ended March 31, 2001, compared to a loss of $10.1 million for the three months ended March 31, 2000. The increase is a result of the aforementioned changes in our operations, a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001, and a beneficial conversion feature of $21.0 million recorded in February 2001.

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

         To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA (as defined) loss and a net loss applicable to common stockholders for the three months ended March 31, 2001 of $5.4 million and $39.7 million, respectively, compared to $4.4 million and $10.1 million, respectively, for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash used to fund operating activities was $6.9 million, and cash purchases of property, plant and equipment were $18.0 million, compared to $4.7 million and $5.7 million, respectively, for the three months ended March 31, 2000.

         During the three months ended March 31, 2001, we received $24.6 million in net cash proceeds from financing activities. On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. We may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days. As of May 14, 2001, we were eligible to sell an additional $121.8 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. Net proceeds from the issuance of equity securities during the three months ended March 31, 2001 were $26.0 million.

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

                                                 Consolidated Financial Data
                                                        (in thousands)
                                                         (unaudited)

                                                       Three Months Ended
                                                          March 31,
                                               -------------------------------
                                                   2001                2000
                                               ------------        -----------
                                               Restated (1)
    Calculation of EBITDA (as defined):

    Net loss ................................    $(17,934)          $ (7,205)

    Plus:
    Operating expenses:
    Stock related expense for selling,
      general, and administrative matters ...        (137)             1,696
    Depreciation and amortization ...........       3,105              1,175
    Extraordinary loss on early
      extinguishments of debt ...............       7,398                 --
    Interest expense (income), net ..........       2,126                (49)
                                                 --------           --------
    EBITDA (as defined) .....................    $ (5,442)          $ (4,383)

    (1) See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the first quarter ended March 31, 2001.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2002                         Fibernet Telecom Group, Inc.

                                            By: /s/ Jon A. Deluca
                                                -----------------------------
                                            Name:  Jon A. DeLuca
                                            Title: Chief Financial Officer*


* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                          FIBERNET TELECOM GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN 000'S)

                                                                                           March 31,    December 31,
                                                                                             2001           2000
                                                                                          -----------   ------------
                                                                                          (Unaudited)
                                                                                          As Restated -
                                                                                          See Note 5
                                     ASSETS
Current assets:
  Cash and cash equivalents ...........................................................     $   1,231    $   1,582
  Accounts receivable, net of allowance of $1,332 and $482 at
      March 31, 2001 and December 31, 2000, respectively ..............................         9,845       14,030
  Prepaid expenses and other ..........................................................           465          960
                                                                                            ---------    ---------
     Total current assets .............................................................        11,541       16,572
Property, plant and equipment, net ....................................................       142,399      126,114
Goodwill and intangibles, net of accumulated amortization of $3,899 and $2,696 at
      March 31, 2001 and December 31, 2000, respectively ..............................        67,854       69,057
Deferred charges, net of accumulated amortization of $1,026 and $749 at
      March 31, 2001 and December 31, 2000, respectively ..............................        12,977       14,293
Other assets ..........................................................................         1,741        1,129
                                                                                            ---------    ---------
TOTAL ASSETS ..........................................................................     $ 236,512    $ 227,165
                                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................................     $  13,643    $  11,119
  Accrued expenses ....................................................................         6,707       10,590
  Deferred revenues ...................................................................        12,467       14,381
  Capital lease obligation--current portion ...........................................           241          233
                                                                                            ---------    ---------
     Total current liabilities ........................................................        33,058       36,323
Notes payable, less original issue discount of $6,965 and $4,164 at March 31, 2001
and December 31, 2000, respectively ...................................................        45,035       45,836
Capital lease obligation ..............................................................           660          723
                                                                                            ---------    ---------
     Total liabilities ................................................................        78,753       82,882
                                                                                            ---------    ---------

Stockholders' equity:
  Common Stock, $.001 par value, 150,000,000 shares authorized
    and 39,680,077 and 33,238,346 shares issued and outstanding, respectively .........            40           33
  Series C Voting Preferred Stock $.001 par value 83,688 issued and outstanding, respectively. (Preference in involuntary liquidation value, $1.50
    per share) ........................................................................           126          126
  Series D Preferred Stock $.001 par value, 322,704 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $15.00 per share) .................................................................        23,971       23,971
  Series E Preferred Stock $.001 par value, 317,853 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $15.00 per share) .................................................................        24,130       24,130
  Series F Preferred Stock $.001 par value, 376,202 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
    $30.00 per share) .................................................................        28,559       28,559
  Series H Preferred Stock $.001 par value, 440,544 shares issued and
    outstanding (Preference in involuntary liquidation value, $100.00 per share) ......        64,568       64,568
  Series I Preferred Stock $.001 par value, 64,431 shares issued and
    outstanding (Preference in involuntary liquidation value, $120.00 per share) ......        12,577        8,969
  Additional paid in capital and other ................................................       196,264      146,719
  Accumulated deficit .................................................................      (192,476)    (152,792)
                                                                                            ---------    ---------
     Total stockholders' equity .......................................................       157,759      144,283
                                                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................     $ 236,512    $ 227,165
                                                                                            =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------
                                                                                As Restated-
                                                                                See Note 5
Revenues ....................................................................   $      7,374    $        111
Operating expenses:
 Cost of services (exclusive of items shown separately below) ...............          2,921             203
 Selling, general and administrative expense
   excluding stock related expense ..........................................          9,895           4,291
 Stock related expense for selling, general,
   and administrative matters ...............................................           (137)          1,696
 Depreciation and amortization ..............................................          3,105           1,175
                                                                                ------------    ------------
Total operating expenses ....................................................         15,784           7,365
                                                                                ------------    ------------
Loss from operations ........................................................         (8,410)         (7,254)
Interest (expense) / income, net ............................................         (2,126)             49
                                                                                ------------    ------------
Net loss before extraordinary item ..........................................        (10,536)         (7,205)
Extraordinary loss on early extinguishment of debt ..........................         (7,398)             --
                                                                                ------------    ------------
Net loss ....................................................................        (17,934)         (7,205)
Preferred stock dividends ...................................................           (731)         (2,851)
Preferred stock - beneficial conversion .....................................        (21,019)             --
                                                                                ------------    ------------
Net loss applicable to common stockholders ..................................   $    (39,684)   $    (10,056)
                                                                                ============    ============
Net loss applicable to common stockholders per share - basic and diluted ....   $      (1.06)   $      (0.38)
Weighted average shares outstanding .........................................     37,460,720      26,813,099

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                               (DOLLARS IN 000'S)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                           2001        2000
                                                                                         --------    --------
                                                                                      As Restated-
                                                                                        See Note 5
Cash flows from operating activities:
  Net loss applicable to common stockholders ........................................    $(39,684)   $(10,056)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary item .............................................................       7,398          --
     Depreciation and amortization ..................................................       3,105       1,175
     Preferred stock dividends ......................................................         731       2,851
     Preferred stock - beneficial conversion ........................................      21,019          --
     Stock related expense ..........................................................        (137)      1,696
     Other non-cash items ...........................................................         744          --
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable, prepaid expenses and other
          assets ....................................................................       3,218        (435)
        Increase (decrease) in accounts payable, accrued expenses and deferred
          revenues ..................................................................      (3,292)         90
                                                                                         --------    --------
Cash used in operating activities ...................................................      (6,898)     (4,679)
Cash flows from investing activities:
  Capital expenditures ..............................................................     (18,005)     (5,717)
                                                                                         --------    --------
Cash used in investing activities ...................................................     (18,005)     (5,717)
Cash flows from financing activities:
  Net repayments of debt financings .................................................      (1,404)         --
  Net proceeds from issuance of equity securities ...................................      26,011       3,300
  Repayment of capital lease obligation .............................................         (55)        (48)
                                                                                         --------    --------
Cash provided by financing activities ...............................................      24,552       3,252
                                                                                         --------    --------
Net decrease in cash ................................................................        (351)     (7,144)
Cash at beginning of period .........................................................       1,582       9,512
                                                                                         --------    --------
Cash at end of period ...............................................................    $  1,231    $  2,368
                                                                                         ========    ========
Supplemental disclosures of cash flow information:
  Interest paid .....................................................................    $  1,160    $     44
  Income taxes paid .................................................................          --          --

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

            Computer software....................................   3-5 Years
            Computer equipment...................................   3-5 Years
            Office equipment and fixtures........................   5-10 Years
            Leasehold improvements...............................   9-15 Years
            Network equipment....................................   5-10 Years
            Network infrastructure...............................   5-20 Years


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

         As of March 31, 2001 the Company had four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues for transport services and colocation services of approximately $1.2 million for the three months ended March 31, 2001 from these reciprocal agreements. The Company leased colocation facilities under these agreements, and the total amounts expensed for services rendered under the reciprocal agreements for the three months ended March 31, 2001, were approximately $1.2 million. The company did not have any reciprocal agreements in the first quarter of 2000.

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

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following (dollars in thousands):

                                                    March 31,   December 31,
                                                       2001         2000
                                                    ---------    ---------
Computer software ..............................    $   3,402    $   2,963
Computer equipment .............................        2,863        1,926
Leasehold improvements .........................        1,279        1,111
Office equipment and furniture .................          928          810
Construction in progress .......................       56,118       52,876
Network equipment and infrastructure ...........       84,424       71,322
                                                    ---------    ---------
                                                      149,014      131,008
Accumulated depreciation .......................       (6,615)      (4,894)
                                                    ---------    ---------
Property, plant and equipment, net .............    $ 142,399    $ 126,114
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

     In February 2001, the conversion price of the Series H and Series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the Series H and Series I include provisions requiring the conversion prices to be lowered to the per share price at which the Company issues any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the Series H and Series I. In February 2001, the Company issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. The Company recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. The amounts of the charge assume the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio."

5. RESTATEMENT

     The Company restated its consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on Series H and I preferred stock on February 9, 2001, as discussed in Note 4. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact the Company's assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on the Company's cash flows. This change was previously reflected in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.