Form 10-Q/A
period 2001-06-30
FIBERNET TELECOM GROUP INC\
filed 2002-06-28
CIK 1001868

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

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION ...............................................    1
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of June 30, 2001 and December
         31, 2000 ............................................................   12
         Consolidated Statements of Operations for the six months ended
         June 30, 2001 and 2000 ..............................................   13
         Consolidated Statements of Operations for the three months
         ended June 30, 2001 and 2000 ........................................   14
         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 ..............................................   15
         Notes to Consolidated Financial Statements ..........................   16
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................    1
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........    7
PART II. OTHER INFORMATION ...................................................    9
Item 2.  Changes in Securities and Use of Proceeds ...........................    9
Item 4.  Submission of Matters to a Vote of Security Holders .................    9
Item 6.  Exhibits and Reports on Form 8-K ....................................   10

                                EXPLANATORY NOTE

         The purpose of this amendment is to amend and restate Part I of our Form 10-Q, which was originally filed on August 14, 2001. We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the six months ended June 30, 2001. The change has no impact on our cash flows. This change was previously reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

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

     In the second quarter of 2001, our colocation and access services produced approximately one-third of our revenues. In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access management services.

     Cost of Services. Cost of services are associated with the operation of our networks and facilities. These costs typically include maintenance and repair costs and utility costs. Other specific costs include occupancy expenses at our carrier hotel facilities, on-net buildings and off-net buildings. Certain of our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our cost of services are generally fixed in nature. After the significant capital for our networks and facilities is expended, we do not anticipate that cost of services will grow commensurately with the growth of our revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, including wages and benefits, occupancy costs for our corporate offices, professional fees, and other miscellaneous expenses. Sales and marketing expenses, including advertising and promotions, are also included.

     Stock Related Expense. Stock related expense relates to the granting of stock options to our employees. We grant stock options to our employees as a form of equity-based compensation to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee's option agreement. Certain options granted to employees are accounted for using variable plan accounting. Under variable plan accounting, the stock related expense is adjusted for changes in the market price of the underlying common stock

     Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of goodwill and certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. We review the carrying value of its assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Restatement of Financial Statements

     We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. The conversion price of the series H and series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. As a result, we recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the six months ended June 30, 2001. The change has no impact on our cash flows. This change was already reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

Results of Operations

    Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenues. Revenues for the six months ended June 30, 2001 were $15.5 million compared to $1.8 million for the six months ended June 30, 2000, a $13.7 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the six months ended June 30, 2001 and 2000, we recognized $10.4 million and $1.2 million in transport services, $2.1 million and $0.5 million in colocation services and $3.0 million and $0.1 million in communications access management and other services, respectively. During this six-month period ending June 30, 2001, three of our customers, 360networks, Qwest and Network Plus accounted for approximately 60.3% of our revenues. We expect such customer concentration to diminish as we continue to expand our operations and diversify our customer base. Reciprocal agreements accounted for $2.6 million, or 16.6%, of our revenues in the first six months of 2001, up from $0.3 million, or 18.1%, of our revenues for the same period in 2000.

         Cost of Services. Cost of services for the six months ended June 30, 2001 were $6.8 million compared to $0.8 million for the six months ended June 30, 2000. The increase of $6.0 million was due to expenses associated with the expansion of our network facilities. The majority of our cost of services are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services include license fees, maintenance and repair costs, and professional fees. Reciprocal agreements accounted for $2.6 million of our cost of services in the first six months of 2001 and $0.4 million of our cost of services for the same period in 2000.

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

         Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of the series H and series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. We recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. The amounts of the charge assume the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio." Included in the amount for the prior period, we recorded a beneficial conversion feature of $14.0 million upon the issuance of our series G preferred stock.

         Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $49.4 million for the six months ended June 30, 2001 compared to a loss of $34.2 million for the six months ended June 30, 2000, an increase of $15.2 million. The increase is a result of the aforementioned changes in our operations, a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001, and a beneficial conversion feature of $21.0 million recorded in February 2001.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenues. Revenues for the three months ended June 30, 2001 were $8.2 million compared to $1.7 for the three months ended June 30, 2000, a $6.5 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended June 30, 2001 and June 30, 2000, we recognized $5.3 million and

$1.2 million in transport services, $1.4 million and $0.4 million in colocation services and $1.5 million and $0.1 million in communications access management and other services, respectively. During the three-month period ending June 30, 2001, three of our customers, 360networks, Qwest and Network Plus, accounted for approximately 60.2% of our revenues. We expect such customer concentration to diminish as we further expand our operations and diversify our customer base. Reciprocal agreements accounted for $1.4 million, or 17.0%, of our revenues in the second quarter of 2001, up from $0.3 million, or 19.3%, of our revenues for the second quarter of 2000.

         Cost of Services. Cost of services for the three months ended June 30, 2001 were $3.9 million compared to $0.6 million for the three months ended June 30, 2000. The increase of $3.3 million was due to expenses associated with the expansion of our network facilities. The majority of our cost of services are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs, and professional fees. Reciprocal agreements accounted for $1.3 million of our cost of services in the second quarter of 2001 and $0.4 million of our cost of services for the same period in 2000.

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

         Preferred Stock - Beneficial Conversion. In June 2000, we recorded a beneficial conversion feature of $14.0 million upon the issuance of our series G preferred stock.

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

         To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA (as defined below) loss and a net loss applicable to common stockholders for the six months ended June 30, 2001 of $10.9 million and $49.4 million, respectively, compared to $8.8 million and $34.2 million, respectively, for the six months ended June

30, 2000. During the six months ended June 30, 2001, cash used to fund operating activities was $12.6 million, and cash purchases of property, plant and equipment were $31.4 million, compared to $10.5 million and $14.1 million, respectively, for the six months ended June 30, 2000.

         During the six months ended June 30, 2001, we received $43.5 million in net cash proceeds from financing activities. On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement. We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share. We may redeem the warrants when the stock trades at $11.48 or above for 20 consecutive trading days. As of Aug 15, 2001 we were eligible to sell an additional $121.8 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. Net proceeds from the issuance of equity securities during the six months ended June 30, 2001 were $26.0 million.

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

                                                       Consolidated Financial Data       Consolidated Financial Data
                                                             (in thousands)                    (in thousands)
                                                               (unaudited)                      (unaudited)
                                                            Six months Ended                 Three months Ended
                                                                June 30,                          June 30,
                                                     --------------------------------  --------------------------------
                                                         2001                 2000         2001                2000
                                                     ------------          ----------  ------------        ------------
                                                     Restated (1)                      Restated (1)
Calculation of EBITDA (as defined):

Net loss .........................................     $(27,742)            $(14,713)    $ (9,807)           $ (7,509)

Plus:
Operating expenses:
Stock related expense for selling,
  general, and administrative matters ............       (1,282)               2,237       (1,146)                541
Depreciation and amortization ....................        6,480                2,415        3,375               1,240
Extraordinary loss on early
  extinguishments of debt ........................        7,398                   --           --                  --
Interest expense, net ............................        4,209                1,223        2.083               1,273

                                                       --------             --------     --------            --------

EBITDA (as defined) ..............................     $(10,937)            $ (8,838)    $ (5,495)           $ (4,455)

(1) See Footnote 4 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on June 5, 2001, at which time the stockholders voted on the following proposals:

         (1) Election of eight directors for a one-year term each.


         Name of Candidate                                 For          Withheld
         -----------------                              ----------      --------
         Timothy P. Bradley .......................     36,059,184        13,100
         Steven G. Chrust .........................     36,058,684        13,600
         Philip L. DiGennaro ......................     36,059,184        13,100
         Roy (Trey) D. Farmer III .................     36,046,151        26,133
         Michael S. Liss ..........................     35,786,547       285,737
         Charles J. Mahoney .......................     36,057,984        14,300
         Richard E. Sayers ........................     36,058,984        13,300
         William Vrattos ..........................     36,057,109        15,175


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

Date: June 28, 2002                    FiberNet Telecom Group, Inc.


                                       By:  /S/ Jon A. DeLuca
                                            ------------------------------------
                                       Name:    Jon A. DeLuca
                                       Title:   Senior Vice President--Finance
                                                Chief Financial Officer*


* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                          FIBERNET TELECOM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN 000'S)

                                                                                      June 30,           December 31,
                                                                                        2001                 2000
                                                                                   --------------        ------------
                                                                                    (Unaudited)
                                                                                    As Restated-
                                     ASSETS                                          See Note 4
Current assets:
  Cash and cash equivalents ....................................................      $   1,046           $   1,582
  Accounts receivable, net of allowance of $2,183 and $482 at
      June 30, 2001 and December 31, 2000, respectively ........................          9,103              14,030
  Prepaid expenses and other ...................................................            575                 960
                                                                                      ---------           ---------
    Total current assets .......................................................         10,724              16,572
Property, plant and equipment, net .............................................        153,852             126,114
Goodwill and intangibles, net of accumulated amortization of $5,101
 and $2,696 at June 30, 2001 and December 31, 2000, respectively ...............         66,651              69,057
Deferred charges, net of accumulated amortization of and $749 at
 June 30, 2001 and December 31, 2000, respectively .............................         12,664              14,293
Other assets ...................................................................            863               1,129
                                                                                      ---------           ---------
TOTAL ASSETS ...................................................................      $ 244,754           $ 227,165
                                                                                      =========           =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................      $  13,124           $  11,119
  Accrued expenses .............................................................          7,030              10,590
  Deferred revenues ............................................................         12,210              14,381
  Capital lease obligation--current portion ....................................            249                 233
                                                                                      ---------           ---------
    Total current liabilities ..................................................         32,613              36,323
Notes payable, less original issue discount of $6,667 and $4,164
 at June 30, 2001 and December 31, 2000, respectively ..........................         64,333              45,836
Capital lease obligation .......................................................            595                 723
                                                                                      ---------           ---------
    Total liabilities ..........................................................         97,541              82,882

Stockholders' equity:
  Common Stock, $.001 par value, 150,000,000 shares authorized and 39,699,712
   and 33,238,346 shares issued and outstanding, respectively ..................             40                  33
  Series C Voting Preferred Stock $.001 par value 83,688 issued and outstanding (Preference in involuntary liquidation value,
   $1.50 per share) ............................................................            126                 126
  Series D Preferred Stock $.001 par value, 329,158 and 322,704 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
   $15.00 per share) ...........................................................         24,044              23,971
  Series E Preferred Stock $.001 par value, 330,610 and 317,853 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
   $15.00 per share) ...........................................................         24,274              24,130
  Series F Preferred Stock $.001 par value, 391,144 and 376,202 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
   $30.00 per share) ...........................................................         28,728              28,559
  Series H Preferred Stock $.001 par value, 458,166 and 440,544 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
   $100.00 per share) ..........................................................         64,766              64,568
  Series I Preferred Stock $.001 par value, 67,008 and 64,431 shares issued and outstanding, respectively (Preference in involuntary liquidation value,
   $120.00 per share) ..........................................................         12,606               8,969
  Additional paid in capital and other .........................................        194,795             146,719
  Accumulated deficit ..........................................................       (202,166)           (152,792)
                                                                                      ---------           ---------
    Total stockholders' equity .................................................        147,213             144,283
                                                                                      ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................      $ 244,754           $ 227,165
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

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (IN 000'S)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      ------------------------------
                                                                                          2001              2000
                                                                                      ------------      ------------
                                                                                      As Restated-
                                                                                       See Note 4
Revenues .......................................................................      $     15,530      $      1,768
Operating expenses:
  Cost of services (exclusive of items shown
   separately below) ...........................................................             6,778               813
  Selling, general and administrative expense
   excluding stock related expense .............................................            19,689             9,793
  Stock related expense for selling, general,
   and administrative matters ..................................................            (1,282)            2,237
  Depreciation and amortization ................................................             6,480             2,415
                                                                                      ------------      ------------
Total operating expenses .......................................................            31,665            15,258
                                                                                      ------------      ------------
Loss from operations ...........................................................           (16,135)          (13,490)
Interest expense, net ..........................................................            (4,209)           (1,223)
                                                                                      ------------      ------------
Net loss before extraordinary item .............................................           (20,344)          (14,713)
Extraordinary loss on early extinguishment of debt .............................            (7,398)               --
                                                                                      ------------      ------------
Net loss .......................................................................           (27,742)          (14,713)
Preferred stock dividends ......................................................              (614)           (5,532)
Preferred stock - beneficial conversion ........................................           (21,019)          (14,000)
                                                                                      ------------      ------------
Net loss applicable to common stockholders .....................................      $    (49,375)     $    (34,245)
                                                                                      ============      ============
Net loss applicable to common stockholders per share--basic and diluted ........      $      (1.28)     $      (1.25)
Weighted average shares outstanding ............................................        38,581,411        27,453,872


 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (IN 000'S)

                                                                                   Three Months Ended
                                                                                       June 30,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                             ------------    ------------
                                                                             As Restated-
                                                                              See Note 4
Revenues .................................................................   $      8,156    $      1,657
Operating expenses:
  Cost of services (exclusive of items shown separately below) ...........          3,858             610
  Selling, general and administrative expense ............................
   excluding stock related expense .......................................          9,793           5,502
  Stock related expense for selling, general,
   and administrative matters ............................................         (1,146)            541
  Depreciation and amortization ..........................................          3,375           1,240
                                                                             ------------    ------------
Total operating expenses .................................................         15,880           7,893
                                                                             ------------    ------------
Loss from operations .....................................................         (7,724)         (6,236)
Interest expense, net ....................................................         (2,083)         (1,273)
                                                                             ------------    ------------
Net loss .................................................................         (9,807)         (7,509)
Preferred stock dividends ................................................            117          (2,680)
Preferred stock - beneficial conversion ..................................             --          (14,000)
                                                                             ------------    ------------
Net loss applicable to common stockholders ...............................   $    ( 9,690)   $    (24,189)
                                                                             ============    ============
Net loss applicable to common stockholders per share--basic and diluted ..   $     ( 0.24)   $     ( 0.86)
Weighted average shares outstanding                                            39,697,604      28,094,644

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN 000'S)

                                                                                              Six Months Ended June 30,
                                                                                           -----------------------------
                                                                                              2001                2000
                                                                                           ------------        ---------
                                                                                           As Restated-
                                                                                            See Note 4
Cash flows from operating activities:
  Net loss applicable to common stockholders .........................................       $(49,375)         $(34,245)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Extraordinary item ...............................................................          7,398                --
    Depreciation and amortization ....................................................          6,480             2,415
    Preferred stock dividends ........................................................            614             5,532
    Preferred stock - beneficial conversion ..........................................         21,019            14,000
    Stock related expense ............................................................         (1,282)            2,237
    Other non-cash expense ...........................................................          2,666               918
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable, prepaid expenses and other
        assets .......................................................................          3,474            (3,279)
      Increase (decrease) in accounts payable, accrued expenses and deferred
        revenues .....................................................................         (3,551)            1,948
                                                                                             --------          --------
Cash used in operating activities ....................................................        (12,557)          (10,474)
Cash flows from investing activities:
  Acquisition of Devnet L.L.C. .......................................................             --            (3,000)
  Capital expenditures ...............................................................        (31,449)          (14,080)
                                                                                             --------          --------
Cash used in investing activities ....................................................        (31,449)          (17,080)
Cash flows from financing activities:
  Net proceeds from debt financings ..................................................         17,571            18,427
  Net proceeds from issuance of equity securities ....................................         26,011            23,300
  Repayment of capital lease obligation ..............................................           (112)              (98)
                                                                                             --------          --------
Cash provided by financing activities ................................................         43,470            41,629
                                                                                             --------          --------
Net (decrease) increase in cash ......................................................           (536)           14,075
Cash at beginning of period ..........................................................          1,582             9,512
                                                                                             --------          --------
Cash at end of period ................................................................       $  1,046          $ 23,587
                                                                                             ========          ========
Supplemental disclosures of cash flow information:
  Interest paid ......................................................................       $  2,678          $     76
  Income taxes paid ..................................................................             --                --

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

         The Company is materially dependent on certain existing agreements with other entities, including telecommunications license agreements with building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into material contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company's ability to execute its business strategy and operating plan.

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

         Computer software ......................................     3-5 Years
         Computer equipment .....................................     3-5 Years
         Office equipment and fixtures ..........................    5-10 Years
         Leasehold improvements .................................    9-15 Years
         Network equipment ......................................    5-10 Years
         Network infrastructure .................................    5-20 Years

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

         As of June 30, 2001 the Company had four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues for transport services and colocation services of approximately $2.6 million and $0.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively, from these reciprocal agreements. The Company leased colocation facilities under these agreements, and the total amounts expensed for services rendered under the reciprocal agreements for the six months ended June 30, 2001 and June 30, 2000, were approximately $2.6 million and $0.4 million, respectively.

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

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):

                                                              June 30,       December 31,
                                                                2001            2000
                                                              ---------      -----------
         Computer software ................................   $   3,728       $   2,963
         Computer equipment ...............................       2,939           1,926
         Leasehold improvements ...........................       1,356           1,111
         Office equipment and furniture ...................         972             810
         Construction in progress .........................      60,896          52,876
         Network equipment and infrastructure .............      92,566          71,322
                                                              ---------       ---------
                                                                162,457         131,008
         Accumulated depreciation .........................      (8,605)         (4,894)
                                                              ---------       ---------
         Property, plant and equipment, net ...............   $ 153,852       $ 126,114
                                                              =========       =========

4. RESTATEMENT

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

         Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on the Company's assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the six months ended June 30, 2001. The change has no impact on the Company's cash flows. This change was previously reflected in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.