Form 10-Q/A
period 2001-09-30
FIBERNET TELECOM GROUP INC\
filed 2002-06-28
CIK 1001868

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

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.   FINANCIAL INFORMATION .......................................................................     1
Item 1.   Consolidated Financial Statements
             Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ...............    12
             Consolidated Statements of Operations for the nine months ended September 30,
             2001 and 2000 ............................................................................    13
             Consolidated Statements of Operations for the three months ended September 30,
             2001 and 2000 ............................................................................    14
             Consolidated Statements of Cash Flows for the nine months ended September 30,
             2001 and 2000 ............................................................................    15
          Notes to Consolidated Financial Statements ..................................................    16
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .......     1
Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..................................     7
PART II.  OTHER INFORMATION ...........................................................................    10

                                EXPLANATORY NOTE

     The purpose of this amendment is to amend and restate Part I of our Form 10-Q, which was originally filed on November 14, 2001. We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the nine months ended September 30, 2001. The change has no impact on our cash flows. This change was already reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

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

     In the third quarter of 2001, our colocation and access services produce approximately one-third of our revenues. In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access management services.

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

Restatement of Financial Statements

     We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. The conversion price of the series H and series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. As a result, we recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the nine months ended September 30, 2001. The change has no impact on our cash flows. This change was already reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenues. Revenues for the nine months ended September 30, 2001 were $23.2 million compared to $6.4 million for the nine months ended September 30, 2000, a $16.8 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the nine months ended September 30, 2001 and 2000, we recognized $15.1 million and $4.8 million in transport services, $3.1 million and $1.1 million in colocation services and $5.0 million and $0.5 million in communications access management and other services, respectively. During this nine-month period ending September 30, 2001, three of our customers, 360networks, Qwest and Network Plus accounted for approximately 57.1% of our revenues. We expect such customer concentration to diminish as we continue to expand our operations and diversify our customer base. Reciprocal agreements accounted for $3.9 million, or 16.6%, of our revenues as of the first nine months of 2001, up from $1.1 million, or 17.8%, of our revenues for the same period of 2000.

     Cost of Services. Cost of services for the nine months ended September 30, 2001 were $10.5 million compared to $2.9 million for the nine months ended September 30, 2000. The increase of $7.6 million was due to expenses associated with the expansion of our network facilities. The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs, and professional fees. Reciprocal agreements accounted for $4.0 million of our cost of services in the first nine months of 2001 and $1.3 million of our cost of services for the same period in 2000.

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

     Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of the series H and series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. We recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. The amounts of the charge assume the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio." Included in the amount for the prior period, we also recorded a beneficial conversion feature of $27.6 million upon the issuance of our series G, H and I preferred stock.

     Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $117.4 million for the nine months ended September 30, 2001 compared to a loss of $60.4 million for the nine months ended September 30, 2000. Included in the results for the current period are two non-recurring items: a non-cash charge of $56.5 million for the impairment of goodwill and a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001, and a beneficial conversion feature of $21.0 million recorded in February 2001. In addition, expenses increased in the current period due to the expansion of our operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues. Revenues for the three months ended September 30, 2001 were $7.7 million compared to $4.6 for the three months ended September 30, 2000, a $3.1 million increase. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended September 30, 2001 and September 30, 2000, we recognized $4.7 million and $3.5 million in transport services, $1.4 million and $0.6 million in colocation services and $1.6 million and $0.5 million in communications access management and other services, respectively. During the three-month period ending September 30, 2001, three of our customers, 360networks, Qwest and Network Plus, accounted for approximately 50.6% of our revenues. We expect such customer concentration to diminish as we further expand our operations and diversify our customer base. Reciprocal agreements accounted for $1.3 million, or 16.5%, of our revenues for the third quarter of 2001, up from $0.8 million, or 17.6%, of our revenues for the third quarter of 2000.

     Cost of Services. Cost of services for the three months ended September 30, 2001 were $3.7 million compared to $2.1 million for the three months ended September 30, 2000. The increase of $1.6 million was due to expenses associated with the expansion of our network facilities. The majority of our cost of services are occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services include license fees, maintenance and repair costs, and professional fees. Reciprocal agreements accounted for $1.3 million of our cost of services in the third quarter of 2001 and $0.8 million of our cost of services for the same period in 2000.

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

     Preferred Stock Dividends. For the three months ended September 30, 2001, we recorded an accrual of approximately $71,000 compared to $4.3 million for the three-month period ending September 30, 2000. This decrease in the amount accrued is due to a decline in the price per share of our common stock since the prior period. Dividends on all of our series of preferred stock are non-cash, payable in the form of additional shares of each respective series of preferred stock. All of the series of preferred stock are convertible into shares of our common stock. The liquidation value of all of the dividends accrued for the three months ended September 30, 2001 is $1.5 million.

     Preferred Stock - Beneficial Conversion. Included in the prior period, we recorded a beneficial conversion feature of $13.2 million upon the issuance of our series H and I preferred stock.

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

     To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA loss (as defined below) and a net loss applicable to common stockholders for the nine months ended September 30, 2001 of $15.2 million and $117.4 million, respectively, compared to $12.6 million and $60.4 million, respectively, for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, cash used to fund operating activities was $16.1 million, and cash purchases of property, plant and equipment were $43.7 million, compared to $13.4 million and $51.5 million, respectively, for the nine months ended September 30, 2000.

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

         As of November 14, 2001 we were eligible to sell an additional $121.8 million of common stock, preferred stock, debt securities and warrants under our existing shelf registration statement. We recently executed a commitment letter, that is subject to certain conditions, with an existing institutional investor to provide up to $8 million in equity capital through three closings over the next seven months. We expect the initial part of this transaction to close in the next few weeks. However, there can be no assurance that we will be able to successfully consummate this financing.

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

                                               Consolidated Financial Data         Consolidated Financial Data
                                                     (in thousands)                      (in thousands)
                                                      (unaudited)                         (unaudited)

                                                   Nine Months Ended                  Three Months Ended
                                                      September 30,                      September 30,
                                            --------------------------------   -------------------------------
                                                  2001             2000             2001             2000
                                              ------------     ------------     -------------     ------------
                                              Restated (1)                       Restated (1)
Calculation of EBITDA (as defined):

Net loss ...................................     $(95,648)       $(23,363)          $(67,905)       $ (8,650)

Plus:
Operating expenses:
Stock related expense for selling,
  general, and administrative matters ......       (1,275)          2,777                  7             541
Depreciation and amortization ..............       11,387           5,134              4,907           2,719
Extraordinary loss on early
  extinguishments of debt ..................        7,398              --                 --              --
Impairment of Goodwill .....................       56,467              --             56,467              --
Interest expense, net ......................        6,498           2,851              2,289           1,626
                                                 --------        --------           --------        --------

EBITDA (as defined) ........................     $(15,173)       $(12,601)          $ (4,235)       $ (3,764)

(1) See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to financial market risk, including changes in interest rates, relates primarily to our senior secured credit facility and marketable security investments. Borrowings under our senior secured credit facility bear interest at floating rates. As a result, we are subject to fluctuations in interest rates. We generally place our marketable security investments in high credit quality instruments, primarily U.S. g`overnment obligations and corporate obligations with contractual maturities of less than one year. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

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

Date: June 28, 2002                  FiberNet Telecom Group, Inc.

                                     By: /s/  Jon A. DeLuca
                                        --------------------------------------
                                     Name:  Jon A. DeLuca
                                     Title: Senior Vice President - Finance
                                            Chief Financial Officer*

* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

                          FIBERNET TELECOM GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                                                                        September 30, December 31,
                                                                                            2001          2000
                                                                                         -----------   -----------
                                                                                         (Unaudited)
                                                                                         As Restated-
                                                                                          See Note 5
                                     ASSETS

Current assets:
     Cash and cash equivalents .........................................................   $   9,220    $   1,582
     Accounts receivable, net of allowance of $2,467 and $482 at
      September 30, 2001 and December 31, 2000, respectively ...........................       3,395       14,030
     Prepaid expenses and other ........................................................         489          960
                                                                                           ---------    ---------
          Total current assets .........................................................      13,104       16,572
Property, plant and equipment, net .....................................................     162,231      126,114
Goodwill and intangibles, net of accumulated amortization of $6,275 and $2,696
  at September 30, 2001 and December 31, 2000, respectively ............................       7,654       69,057
Deferred charges, net of accumulated amortization of $1,697 and $749
  at September 30, 2001 and December 31, 2000, respectively ............................      12,330       14,293
Other assets ...........................................................................         556        1,129
                                                                                           ---------    ---------
TOTAL ASSETS ...........................................................................   $ 195,875    $ 227,165
                                                                                           =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................................   $  10,615    $  11,119
     Accrued expenses ..................................................................       9,672       10,590
     Deferred revenues .................................................................       6,928       14,381
     Capital lease obligation--current portion .........................................         251          233
                                                                                           ---------    ---------
          Total current liabilities ....................................................      27,466       36,323
Notes payable, less original issue discount of $6,369 and $4,164 at September 30, 2001
and December 31, 2000, respectively ....................................................      88,631       45,836
Capital lease obligation ...............................................................         534          723
                                                                                           ---------    ---------
          Total liabilities ............................................................     116,631       82,882
                                                                                           ---------    ---------
Stockholders' equity:
     Common Stock, $.001 par value, 150,000,000 shares authorized
        and 40,464,984 and 33,238,346 shares issued and outstanding, respectively ......          40           33
     Series C Voting Preferred Stock $.001 par value 78,960 and 83,688 issued and outstanding (Preference in involuntary liquidation value, $1.50
        per share) .....................................................................         118          126
     Series D Preferred Stock $.001 par value, 329,158 and 322,704 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $15.00 per share) ..............................................................      24,044       23,971
     Series E Preferred Stock $.001 par value, 291,678 and 317,853 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $15.00 per share) ..............................................................      21,418       24,130
     Series F Preferred Stock $.001 par value, 362,943 and 376,202 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
        $30.00 per share) ..............................................................      26,651       28,559
     Series H Preferred Stock $.001 par value, 458,166 and 440,544 shares issued and outstanding, respectively. (Preference in involuntary liquidation value, $100.00
        per share) .....................................................................      64,767       64,568
     Series I Preferred Stock $.001 par value, 67,008 and 64,431 shares issued and outstanding, respectively. (Preference in involuntary liquidation value, $120.00
        per share) .....................................................................      12,606        8,969
     Additional paid in capital and other ..............................................     199,743      146,719
     Accumulated deficit ...............................................................    (270,143)    (152,792)
                                                                                           ---------    ---------
          Total stockholders' equity ...................................................      79,244      144,283
                                                                                           ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................   $ 195,875    $ 227,165
                                                                                           =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                              2001            2000
                                                                                        ---------------   -------------
                                                                                         As Restated-
                                                                                          See Note 5
Revenues ..........................................................................       $     23,203    $      6,366
Operating expenses:
      Cost of services (exclusive of items shown separately below) ................             10,495           2,940
      Selling, general and administrative expense
        excluding stock related expense ...........................................             27,881          16,027
      Stock related expense for selling, general,
        and administrative matters ................................................             (1,275)          2,777
      Impairment of goodwill ......................................................             56,467              --
      Depreciation and amortization ...............................................             11,387           5,134
                                                                                          ------------    ------------
Total operating expenses ..........................................................            104,955          26,878
                                                                                          ------------    ------------
Loss from operations ..............................................................            (81,752)        (20,512)
Interest expense, net .............................................................             (6,498)         (2,851)
                                                                                          ------------    ------------
Net loss before extraordinary item ................................................            (88,250)        (23,363)
Extraordinary loss on early extinguishment of debt ................................             (7,398)             --
                                                                                          ------------    ------------
Net loss ..........................................................................            (95,648)        (23,363)
Preferred stock dividends .........................................................               (684)         (9,449)
Preferred stock - beneficial conversion ...........................................            (21,019)        (27,600)
                                                                                          ------------    ------------
Net loss applicable to common stockholders ........................................       $   (117,351)   $    (60,412)
                                                                                          ============    ============
Net loss applicable to common stockholders per share--basic and diluted ...........       $      (3.00)   $      (2.11)
Weighted average shares outstanding ...............................................         39,179,999      28,641,519

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                                        Three Months Ended September 30,
                                                                                        --------------------------------
                                                                                              2001            2000
                                                                                          ------------    --------------
                                                                                          As Restated-
                                                                                           See Note 5
Revenues .......................................................................          $      7,674    $      4,599
Operating expenses:
     Cost of services (exclusive of items shown separately below) ..............                 3,717           2,128
     Selling, general and administrative expense
       excluding stock related expense .........................................                 8,192           6,235
     Stock related expense for selling, general,
       and administrative matters ..............................................                     7             541
     Impairment of goodwill ....................................................                56,467              --
     Depreciation and amortization .............................................                 4,907           2,719
                                                                                          ------------    ------------
Total operating expenses .......................................................                73,290          11,623
                                                                                          ------------    ------------
Loss from operations ...........................................................               (65,616)         (7,024)
Interest expense, net ..........................................................                (2,289)         (1,626)
                                                                                          ------------    ------------
Net loss .......................................................................               (67,905)         (8,650)
Preferred stock dividends ......................................................                   (71)         (4,317)
Preferred stock - beneficial conversion ........................................                    --         (13,200)
                                                                                          ------------    ------------
Net loss applicable to common stockholders .....................................          $    (67,976)   $    (26,167)
                                                                                          ============    ============
Net loss applicable to common stockholders per share--basic and diluted ........          $      (1.70)   $      (0.84)
Weighted average shares outstanding ............................................            39,891,975      30,990,996

 The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        -----------------------
                                                                                           2001          2000
                                                                                        ----------   ----------
                                                                                         As Restated-
Cash flows from operating activities:                                                    See Note 5
     Net loss applicable to common stockholders .....................................   $(117,351)   $ (60,412)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Extraordinary item ........................................................       7,398           --
          Impairment of goodwill ....................................................      56,467           --
          Depreciation and amortization .............................................      11,387        5,134
          Preferred stock dividends .................................................         684        9,449
          Preferred stock - beneficial conversion ...................................      21,019       27,600
          Stock related expense .....................................................      (1,275)       2,777
          Other non-cash expense ....................................................       3,627        1,761
          Change in assets and liabilities:
               (Increase) decrease in accounts receivable, prepaid expenses and other
                  assets ............................................................       9,290       (3,826)
               Increase (decrease) in accounts payable, accrued expenses and deferred
                  revenues ..........................................................      (7,342)       4,155
                                                                                        ---------    ---------
Cash used in operating activities ...................................................     (16,096)     (13,362)
Cash flows from investing activities:
     Acquisition of Devnet, LLC - net of cash received ..............................          --      (17,715)
     Capital expenditures ...........................................................     (43,678)     (51,516)
                                                                                        ---------    ---------
Cash used in investing activities ...................................................     (43,678)     (69,231)
Cash flows from financing activities:
     Net proceeds from debt financings ..............................................      41,572       30,960
     Net proceeds from issuance of equity securities ................................      26,011       52,419
     Repayment of capital lease obligation ..........................................        (171)        (150)
                                                                                        ---------    ---------
Cash provided by financing activities ...............................................      67,412       83,229
                                                                                        ---------    ---------
Net increase in cash ................................................................       7,638          636
Cash at beginning of period .........................................................       1,582        9,512
                                                                                        ---------    ---------
Cash at end of period ...............................................................   $   9,220    $  10,148
                                                                                        =========    =========
Supplemental disclosures of cash flow information:
     Interest paid ..................................................................   $   4,189    $     464
     Income taxes paid ..............................................................          --           --

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

          Computer software ...............................   3-5 Years
          Computer equipment ..............................   3-5 Years
          Office equipment and fixtures ...................   5-10 Years
          Leasehold improvements ..........................   9-15 Years
          Network equipment ...............................   5-10 Years
          Network infrastructure ..........................   5-20 Years

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

     As of September 30, 2001 the Company had four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues for transport services and colocation services of approximately $3.9 million and $1.1 million for the nine months ended September 30, 2001 and September 30, 2000, respectively, from these reciprocal agreements. The Company leased colocation facilities under these agreements, and the total amounts expensed for services rendered under the reciprocal agreements for the nine months ended September 30, 2001 and September 30, 2000, were approximately $4.0 million and $1.3 million, respectively.

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

     In October, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

     The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FiberNet's annual report on Form 10-K for the fiscal year ended December 31, 2000.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (dollars in thousands):

                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   ------------
        Computer software ......................     $     3,674    $     2,963
        Computer equipment .....................           2,957          1,926
        Leasehold improvements .................           1,324          1,111
        Office equipment and furniture .........             972            810
        Construction in progress ...............           2,887         52,876
        Network equipment and infrastructure ...         162,570         71,322
                                                     -----------    -----------
                                                         174,384        131,008
        Accumulated depreciation ...............         (12,153)        (4,894)
                                                     -----------    -----------
        Property, plant and equipment, net .....     $   162,231    $   126,114
                                                     ===========    ===========

4. IMPAIRMENT OF GOODWILL

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

     Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on the Company's assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on the Company's cash flows. This change was already reflected in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.