Form 10-Q
period 2002-06-30
FIBERNET TELECOM GROUP INC\
filed 2002-08-14
CIK 1001868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934.

                  For the quarterly period ended June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] The number of shares outstanding of the issuer's common stock, as of Aug 13, 2002, was 64,331,722 shares of Common Stock, $.001 par value.

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION ......................................................     1
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 ......    13
         Consolidated Statements of Operations for the six months ended June
         30, 2002 and 2001 ..........................................................    14
         Consolidated Statements of Operations for the three months
         ended June 30, 2002 and 2001 ...............................................    15
         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001 .....................................................    16
         Notes to Consolidated Financial Statements .................................    17
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................................     1
Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................    10
PART II. OTHER INFORMATION ..........................................................    11
Item 2.  Changes in Securities and Use of Proceeds ..................................    11
Item 6.  Exhibits and Reports on Form 8-K ...........................................    11

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 173 as of June 30, 2001 to 82 as of June 30, 2002, and our personnel costs have decreased significantly. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately.

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

We review the carrying value of our assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

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

Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the related goodwill primarily to those agreements. We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from business activities in the commercial office properties underlying the license agreements and used a discounted cash flow model to measure the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of the asset exceeded its fair value. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We are evaluating the impact of the adoption of SFAS No. 142 and have completed the first step of the goodwill impairment test during the quarter ended June 30, 2002, which has indicated an impairment of the goodwill. We will perform the second step of the impairment test during the third quarter of 2002 to determine whether any adjustment is necessary.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim consolidated financial statements. The critical accounting polices and related adjustments underlying our unaudited interim consolidated financial statements are summarized below. In applying these policies, management makes subjective complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies are common in the telecommunications industry.

Impairment of Long-Lived Assets. We review the carrying value of long-lived assets including property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets, based upon discounted expected future cash flows. The financial statement risk is that the outcome of the facts and circumstances of the related projections used to estimate future cash flows are uncertain and subject to managements judgment and estimates.

Impairment of Goodwill. We are in the process of adopting SFAS No. 142, "Goodwill and Intangible Assets." In accordance with SFAS No. 142, we evaluate goodwill for potential impairment by comparing the fair value of the lowest determinable reporting unit to the net book value of that reporting unit. The financial statement risks are the determination of the reporting unit and the determination of the fair value of that unit.

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

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Revenues for the six months ended June 30, 2002 were $13.4 million compared to $15.5 million for the six months ended June 30, 2001, a decrease of $2.1 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the six months ended June 30, 2002 and 2001, we recognized $8.4 million and $10.4 million in transport services, $2.7 million and $2.1 million in colocation services and $2.3 million and $3.0 million in communications access management and other services, respectively. During this six-month period ending June 30, 2002, two of our customers, Qwest and 360networks accounted for approximately 30.0% of our revenues.

The decrease in revenues was due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. Reciprocal agreements accounted for $0.5 million, or 4.0%, of our revenues in the first six months of 2002, down from $2.6 million, or 16.6%, of our revenues for the same period in 2001.

Revenues continue to be negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. Losses in revenues have been partially offset by customer orders for new services. There can be no assurance that to the extent we continue to incur losses of revenues, they will be offset by orders for new services, if any.

In July 2002 we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The anticipated quarterly decrease in revenues attributable to these two events is equal to approximately 12.0% of revenues for the six months ended June 30, 2002. The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

Cost of Services. Cost of services for the six months ended June 30, 2002 were $3.5 million compared to $6.8 million for the six months ended June 30, 2001. The decrease of $3.3 million was due to reduction in expenses associated with our network facilities and the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. In addition, cost of services for the six months ended June 30, 2002 was reduced by $0.7 million due to certain, non-recurring concessions that we negotiated from vendors, thereby reducing accounts payable. These items were expensed in prior periods and included in our cost of services.

Cost of services included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.6 million of our cost of services in the first six months of 2002 and $2.6 million of our cost of services for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 were $8.3 million compared to $19.7 million for the six months ended June 30, 2001. This decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 173 employees as of June 30, 2001 to 82, as of June 30, 2002.

Stock Related Expense. Stock related expense for the six months ended June 30, 2002 was approximately $0.1 million compared to $(1.3) million for the same period ending June 30, 2001. This non-cash expense relates to the granting of stock options to our employees. The amount recorded for the six months ended June 30, 2001 was a reversal of an expense incurred during 2000 due to a decline in the public market price of our common stock during the first six months of 2001.

Write-off of Property, Plant and Equipment. During the six months ended June 30, 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to this write-off. During the six months ended June 30, 2001, we did not record a write-off of property, plant and equipment.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2002 was $5.2 million compared to $6.5 million for the six months ended June 30, 2001. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2001 and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability.

Interest Expense, Net. Interest expense, net for the six months ended June 30, 2002 was $4.3 million compared to $4.2 million of interest expense, net for the six months ended June 30, 2001. Interest expense was generated as a result of borrowings under our senior secured credit facility, outstanding capital lease obligations and other notes payable.

Preferred Stock Dividends. For the six months ended June 30, 2002, we paid approximately $31,000 in non-cash dividends on our preferred stock in the form of additional shares of series H preferred stock, based on the closing price per share of our common stock at the end of the period. For the six months ended June 30, 2001, we paid $0.6 million in non-cash dividends on our preferred stock in the form of additional shares of series D, E, F, H and I preferred stock, based on the closing price per share of our common stock at the end of the period. The liquidation value of all of the dividends paid on June 30, 2002 was $0.4 million. Our series J preferred stock does not pay a dividend. Both the series H and J preferred stock are convertible into shares of common stock.

Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of our series H and series I preferred stock was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. We recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Additionally, in connection with the conversion of the series H and series I, the conversion price of the remaining 100,000 shares of series H was reduced to $1.31. However, as all of the proceeds from the issuances of the series H and series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the series H to $1.31. No additional beneficial conversion feature was recorded during the first six months of 2002 on our series J preferred stock based upon our evaluation of changes in the conversion price of the series J and the public market price of our common stock.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $8.7 million for the six months ended June 30, 2002 compared to a net loss of $49.4 million for the six months ended June 30, 2001. The decrease is a result of the aforementioned changes in our operations, including $0.7 million in non-recurring concessions from vendors recorded in the second quarter of 2002 and two non-recurring charges recorded in the first quarter of 2001: a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001 and the preferred stock-beneficial conversion of $21.0 million recorded in February 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues. Revenues for the three months ended June 30, 2002 were $6.4 million compared to $8.2 for the three months ended June 30, 2001, a decrease of $1.8 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended June 30, 2002 and June 30, 2001, we recognized $4.0 million and $5.3 million in transport services, $1.3 million and $1.4 million in colocation services and $1.1 million and $1.5 million in communications access management and other services, respectively. During the three-month period ending June 30, 2002, two of our customers, Qwest and 360networks accounted for approximately 28.4% of our revenues.

The decrease in revenues was due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002 and the cancellation of services from certain of our customers. Reciprocal agreements accounted for $0.1 million, or 1.9%, of our revenues in the second quarter of 2002, down from $1.4 million, or 17.0%, of our revenues for the second quarter of 2001.

Revenues continue to be negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. Losses in revenues have been partially offset by customer orders for new services. There can be no assurance that to the extent we continue to incur losses of revenues, they will be offset by orders for new services, if any.

In July 2002 we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The anticipated quarterly decrease in revenues attributable to these two events is equal to approximately 12.5% of revenues for the three months ended June 30, 2002. The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

Cost of Services. Cost of services for the three months ended June 30, 2002 were $1.1 million compared to $3.9 million for the three months ended June 30, 2001. The decrease of $2.8 million was due to reduction in expenses associated with our network facilities and the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. In addition, cost of services for the three months ended June 30, 2002 was reduced by $0.7 million due to certain, non-recurring concessions that we negotiated from vendors, thereby reducing accounts payable. These items were expensed in prior periods and included in our cost of services.

Cost of services included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.1 million of our cost of services in the second quarter of 2002 and $1.3 million of our cost of services for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 were $4.0 million compared to $9.8 million for the three months ended June 30, 2001. This decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 173 employees as of June 30, 2001 to 82, as of June 30, 2002.

Stock Related Expense. Stock related expense for the three months ended June 30, 2002 was $0.1 million compared to $(1.1) million for the three months ended June 30, 2001. This non-cash expense relates to the granting of stock options to our employees. The amount recorded for the three months ended June 30, 2001 was a reversal of an expense incurred during 2000 due to a decline in the public market price of our common stock during the second quarter of 2001.

Write-off of Property, Plant and Equipment. During the three months ended June 30, 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to this write-off. During the three months ended June 30, 2001, we did not record a write-off of property, plant and equipment.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2002 was $2.6 million compared to $3.4 million of depreciation and amortization expense for the three months ended June 30, 2001. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2001 and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2002 was $2.1 million compared to $2.1 million of interest expense, net for the three months ended June 30, 2001. Interest expense was generated as a result of borrowings under our senior secured credit facility, outstanding capital lease obligations and other notes payable.

Preferred Stock Dividends. For the three months ended June 30, 2002, we recorded approximately $3,000 in non-cash dividends on our series H preferred stock, and paid approximately $31,000 in the form of additional shares of preferred stock, based on the closing price per share at the end of the period. For the three months ended June 30, 2001, we recorded a reversal of an accrual in the amount of $(0.1) million, based on the closing price per share of our common stock at the end of the period. This reversal of dividends accrued during the first quarter of 2001 was the result of a decline in the price per share of our common stock during the second quarter of

2001. For the three months ended June 30, 2001 we paid $0.6 million in non-cash dividends on our preferred stock, payable in the form of additional shares of each respective series of preferred stock, based on the closing price per share at the end of the period. For the period ending June 30, 2002 the liquidation value of all of the dividends accrued was $0.4 million. Our series J preferred stock does not pay a dividend. Both the series H and J preferred stock are convertible into shares of common stock.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $4.2 million for the three months ended June 30, 2002 compared to a net loss of $9.7 million for the three months ended June 30, 2001. The decrease is a result of the aforementioned changes in our operations, including $0.7 million in non-recurring concessions from vendors

Liquidity and Capital Resources

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

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred an EBITDA (as defined) profit and a net loss applicable to common stockholders for the six months ended June 30, 2002 of $1.7 million and $8.7 million, respectively, compared to an EBITDA (as defined) loss of $10.9 million and net loss applicable to common stockholders of $49.4 million, respectively, for the six months ended June 30, 2001. During the six months ended June 30, 2002, cash used to fund operating activities was $2.8 million, and cash purchases of property, plant and equipment were $1.8 million, compared to $12.6 million and $31.4 million, respectively, for the six months ended June 30, 2001. During the six months ended June 30, 2002, we received $2.4 million in net cash proceeds from financing activities, primarily representing $2.0 million in gross proceeds from the issuance of a promissory note.

On March 15, 2002, we received gross proceeds of $2.0 million from the issuance of a promissory note to an existing investor. The issuance of the note was in lieu of a second and third closing on our series J preferred stock, as was previously contemplated. The promissory note had an original maturity date of June 14, 2002 and bears interest, which is due and payable on the maturity date, at an annual rate of 8%. The principal amount of the promissory note plus all accrued and unpaid interest may be converted into shares of convertible preferred stock or common stock in our company with a value equal to 110% of the principal amount of the note and all accrued interest outstanding. The terms of the series of preferred stock or other equity security into which the note may be converted shall be determined in connection with our proposed recapitalization, as discussed below. Additionally, in connection with this financing, the lenders under our credit facility agreed to extend the due date of the quarterly interest payment due on March 14, 2002 to April 15, 2002.

Subsequently, our lenders have periodically agreed to extend the due dates of our interest payments. Most recently on August 13, 2002, our lenders agreed to extend the due dates to August 30, 2002. On June 14, 2002, the holder of our $2.0 million promissory note we issued on March 15, 2002 agreed to amend certain terms of the note, resulting in an extension of the note's term to June 28, 2002, and possibly, depending on the satisfaction of certain conditions, to July 12, 2002. We have also received subsequent periodic extensions of the note's term, most recently extending the note's term to August 30, 2002 on August 13, 2002.

On August 1, 2002, we entered into a non-binding letter of intent with our lenders for them to convert $66 million of outstanding borrowings under our credit facility into shares of common stock at an effective conversion price of approximately $0.15 per share. The availability under our credit facility will be reduced from $105 million to $37 million, which will consist of $23 million in outstanding term loans, $7 million in outstanding revolving loans and $7 million of outstanding letters of credit. This agreement represents an expansion of, and supersedes, our understanding with our lenders that we had previously announced on May 6, 2002, which provided for the conversion of $25 million of indebtedness.

As a condition to the debt conversion, we have executed a non-binding term sheet with prospective investors pursuant to which the investors will purchase shares of common stock with net proceeds to us of at least $3.5 million at approximately $0.10 to $0.15 per share. It is anticipated that the closing with respect to these transactions will occur prior to September 30, 2002; provided, however, there can be no assurance that we will be able to successfully effectuate any debt conversion or any equity financing. Should we succeed in doing so, these transactions will be substantially dilutive to our existing stockholders.

We have agreed to register the shares of common stock issued in connection with the debt conversion and the concurrent equity financing under the Securities Act of 1933. There are a number of conditions to closing each of these transactions, including receipt of credit approval from each lender; negotiating definitive documentation; receipt of stockholder approval; completion of the equity financing, with respect to the debt conversion; completion of the debt conversion, with respect to the equity financing; and conversion of all currently outstanding convertible preferred securities and notes into common stock. The conversion of senior secured debt into equity would also involve certain amendments to the provisions of the senior secured credit facility.

Our access to the additional availability under the credit facility is subject to our compliance with the covenants, and other terms and conditions, in the credit agreement. In accordance with the most recent extension of the due dates of our interest payments as of August 13, 2002, we do not have access to the additional availability under the credit facility until October 1, 2002. Material financial covenants monitored on a quarterly basis include minimum requirements for cumulative revenues and EBITDA (as defined), a maximum limitation on capital expenditures, and compliance with ratios of total debt to consolidated capitalization and total debt to property, plant and equipment, net of accumulated depreciation. Non-compliance with any of these covenants, requirements, or other terms and conditions, as of the reporting dates constitutes an event of default under the credit agreement, prohibiting access to any additional funds available under the credit facility and potentially accelerating the outstanding balance for immediate payment.

As of June 30, 2002, the outstanding borrowings under our credit facility were $96.0 million, and the weighted average interest rate on our outstanding borrowings under the facility was 6.6%. Outstanding letters of credit under the credit facility totaled $7.4 million. As of August 14, 2002 there were no events of default under our credit agreement. On August 13, 2002, we received a waiver from our lenders for the non-compliance of the minimum cumulative revenue requirement as of June 30, 2002. We have evaluated the impact of this waiver under EITF 86-30, "Classification of Obligations When a Violation Is Waived by the Creditor". We made the determination the related debt should be classified as a current liability because although we obtained a waiver for the covenant violation and we have a financing agreement to refinance the debt on a long-term basis, the non-binding letter of intent with our lenders is cancelable in the event of a material adverse change in the business or operations of the company.

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

We anticipate spending $3.0 million to $4.0 million during fiscal year 2002 on capital expenditures for the implementation of customer orders and the maintenance of our networks. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

Our planned operations continue to require additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. Although we reported that we generated positive EBITDA (as defined) for the six months ended June 30, 2002, there can be no assurance that we will be able to achieve such a result prospectively. We cannot fund our operating and investing activities with internally generated cash flows. We continue to require external sources of capital. The successful completion of the debt conversion and the related equity financing is critical to our liquidity. The consummation of both transactions are subject to a number of conditions, as described above, and there can be no assurance that we will be able to successfully effectuate the debt conversion or the equity financing. Our inability to effectuate these transactions may have a material adverse affect on the company.

From time to time, we may consider other private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

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

                                                       Consolidated Financial Data       Consolidated Financial Data
                                                             (in thousands)                    (in thousands)
                                                               (unaudited)                      (unaudited)
                                                            Six months Ended                 Three months Ended
                                                                June 30,                          June 30,
                                                     --------------------------------  --------------------------------
                                                         2002                 2001         2002                2001
                                                     ------------          ----------  ------------        ------------
                                                                          Restated (1)
Calculation of EBITDA (as defined):

Net loss .........................................      $ (8,642)            $(27,742)    $ (4,154)           $ (9,807)

Plus:
Operating expenses:
Stock related expense for selling,
  general, and administrative matters ............           148               (1,282)          74              (1,146)
Write-off of property, plant and
  equipment ......................................           685                   --          685                  --
Depreciation and amortization ....................         5,228                6,480        2,585               3,375

Extraordinary loss on early
  extinguishments of debt ........................            --                7,398           --                  --
Interest expense, net ............................         4,276                4,209        2,119               2,083

                                                        --------             --------     --------            --------

EBITDA (as defined) ..............................      $  1,695             $(10,937)    $  1,309            $ (5,495)



(1) See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations, eliminating the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated at June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by us effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We are evaluating the impact of the adoption of SFAS No. 142 and have completed the first step of the goodwill impairment test during the quarter ended June 30, 2002, which has indicated a possible impairment of the goodwill. We will perform the second step of the impairment test during the third quarter of 2002 to determine whether any adjustment is necessary.

The following table presents the impact of SFAS No. 142 as if it had been in effect for the six months ended June 30, 2001 and the three months ended June 30, 2001 (in thousands, except per share amounts):

                                                            Six Months Ended        Three Months Ended
                                                                 June 30,                  June 30,
                                                         -----------------------   --------------------
                                                            2002          2001         2002       2001
                                                         ---------     ----------  --------   ---------
                                                                      Restated (1)

Net loss applicable to common stockholders .............  $ (8,673)    $ (49,375)  $(4,157)   $ (9,690)
Plus: Goodwill amortization ............................        --         2,406        --       1,203
                                                          --------     ---------   -------   ---------
Adjusted net loss applicable to common stockholders ....  $ (8,673)    $ (46,969)  $(4,157)   $ (8,487)

Basic and diluted earnings per share
  Net loss applicable to common stockholders ...........  $  (0.14)    $   (1.28)  $ (0.07)   $  (0.24)
  Plus: Goodwill amortization ..........................        --          0.06        --        0.03
                                                          --------     ---------   --------   ---------
  Adjusted net loss applicable to common stockholders ..  $  (0.14)    $   (1.22)  $ (0.07)   $  (0.21)

(1) See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We do not expect the adoption of the Statement to have a material impact on our results of operations.

In October, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the impairment testing methodology used in SFAS No.
121. The accounting and reporting provisions of Accounting Principals Board Opinion ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, we will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. We do not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the provisions of SFAS No. 146 to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of June 30, 2002, we had borrowed $96.0 million under our credit facility. We are subject to fluctuations in interest rates on the entire portion of our outstanding balance, with a current weighted average interest rate of 6.6%.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2002, we granted options under our Equity Incentive Plan to purchase 80,000 shares of common stock to employees with an exercise price of $0.12 per share. These option grants were made in reliance upon an exemption from the Securities Act of 1933 set forth in Section 4(2) relating to sales by an issuer not involving any public offering. No underwriter was involved with this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

         99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) The following report was filed on Form 8-K, under Item 5, during the quarter ended June 30, 2002:

         1. A report was filed on April 17, 2002, regarding an extension of the due date of an interest payment under our credit facility.

         2. A report was filed on May 28, 2002, regarding an extension of the due date of an interest payment under our credit facility.

         3. A report was filed on June 17, 2002, regarding an extension of the due date of two interest payments under our credit facility and an extension of our $2.0 million promissory note's term.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 14, 2002               FiberNet Telecom Group, Inc.


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

                          FIBERNET TELECOM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                                      June 30,           December 31,
                                                                                        2002                 2001
                                                                                   --------------        ------------
                                                                                    (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................      $   1,157           $   3,338
  Accounts receivable, net of allowance of $2,309 and $2,245 at
      June 30, 2002 and December 31, 2001, respectively ........................          2,627               2,659
  Prepaid expenses and other ...................................................            776                 700
                                                                                      ---------           ---------
    Total current assets .......................................................          4,560               6,697
Property, plant and equipment, net .............................................        104,723             109,837
Goodwill, net of accumulated amortization of $1,159 at December 31, 2001 .......          7,509               7,509
Deferred charges, net of accumulated amortization of $2,716 and $1,937 at
 June 30, 2002 and December 31, 2001, respectively .............................         11,831              12,099
Other assets ...................................................................            406                 445
                                                                                      ---------           ---------
    Total other assets .........................................................         19,746              20,053
                                                                                      ---------           ---------
TOTAL ASSETS ...................................................................      $ 129,029           $ 136,587
                                                                                      =========           =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................      $   4,930           $   6,742
  Accrued expenses .............................................................          8,522               7,452
  Deferred revenues ............................................................          5,126               6,071
  Capital lease obligation--current portion ....................................            247                 250
  Subordinated note payable ....................................................          2,000                  --
  Note payable, affiliate ......................................................            935               2,321
  Notes payable, less original issue discount of $5,476 ........................         90,524                  --
                                                                                      ---------           ---------
    Total current liabilities ..................................................        112,284              22,836
Notes payable, less original issue discount of $6,071 ..........................             --              88,929
Capital lease obligation .......................................................            348                 474
                                                                                      ---------           ---------
    Total liabilities ..........................................................        112,632             112,239

Stockholders' equity:
  Series H Preferred Stock $.001 par value, 104,578 and 100,556 shares issued and outstanding, respectively. (Preference in involuntary liquidation value,
   $100.00 per share) ..........................................................         17,127              17,096
  Series J preferred stock $.001 par value, 303 and 356 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively
   (Preference in involuntary liquidation value, $10,000.00 per share) .........            912               7,063
  Common Stock, $.001 par value, 150,000,000 shares authorized and 64,331,722
   and 61,572,613 shares issued and outstanding, respectively ..................             64                  62
  Subscription receivable from series J preferred stock ........................             --              (5,700)
  Additional paid in capital ...................................................        296,790             295,649
  Accumulated deficit ..........................................................       (298,496)           (289,822)
                                                                                      ---------           ---------
    Total stockholders' equity .................................................         16,397              24,348
                                                                                      ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................      $ 129,029           $ 136,587
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

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      ------------------------------
                                                                                          2002              2001
                                                                                      ------------      ------------
                                                                                                        As Restated-
                                                                                                         See Note 5
Revenues ........................................................................     $     13,441      $     15,530
Operating expenses:
  Cost of services (exclusive of items shown
   separately below) ............................................................            3,474             6,778
  Selling, general and administrative expense
   excluding stock related expense ..............................................            8,272            19,689
  Stock related expense for selling, general,
   and administrative matters ...................................................              148            (1,282)
  Write-off of property, plant and equipment ....................................              685                --
  Depreciation and amortization .................................................            5,228             6,480
                                                                                      ------------      ------------
Total operating expenses ........................................................           17,807            31,665
                                                                                      ------------      ------------
Loss from operations ............................................................           (4,366)          (16,135)
Interest expense, net ...........................................................           (4,276)           (4,209)
                                                                                      ------------      ------------
Net loss before extraordinary item ..............................................           (8,642)          (20,344)
Extraordinary loss on early extinguishment of debt ..............................               --            (7,398)
                                                                                      ------------      ------------
Net loss ........................................................................           (8,642)          (27,742)
Preferred stock dividends .......................................................              (31)             (614)
Preferred stock - beneficial conversion .........................................               --           (21,019)
                                                                                      ------------      ------------
Net loss applicable to common stockholders ......................................     $     (8,673)     $    (49,375)
                                                                                      ============      ============
Net loss applicable to common stockholders per share--basic and diluted .........     $      (0.14)     $      (1.28)
Weighted average shares outstanding .............................................       62,844,551        38,581,411



The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                                                    Three Months Ended
                                                                                        June 30,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
Revenues .................................................................    $      6,427    $      8,156
Operating expenses:
  Cost of services (exclusive of items shown separately below) ...........           1,072           3,858
  Selling, general and administrative expense
   excluding stock related expense .......................................           4,046           9,793
  Stock related expense for selling, general,
   and administrative matters ............................................              74          (1,146)
  Write-off of property, plant and equipment .............................             685              --
  Depreciation and amortization ..........................................           2,585           3,375
                                                                              ------------    ------------
Total operating expenses .................................................           8,462          15,880
                                                                              ------------    ------------
Loss from operations .....................................................          (2,035)         (7,724)
Interest expense, net ....................................................          (2,119)         (2,083)
                                                                              ------------    ------------
Net loss .................................................................          (4,154)         (9,807)
Preferred stock dividends ................................................              (3)            117
                                                                              ------------    ------------
Net loss applicable to common stockholders ...............................    $     (4,157)   $     (9,690)
                                                                              ============    ============
Net loss applicable to common stockholders per share--basic and diluted ..    $      (0.07)   $      (0.24)
Weighted average shares outstanding ......................................      63,475,767      39,697,604



The accompanying notes are an integral part of these consolidated statements.

                          FIBERNET TELECOM GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                               (DOLLARS IN 000'S)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           ------------------------------
                                                                                              2002                2001
                                                                                           ------------        ----------
                                                                                                             As Restated-
                                                                                                              See Note 5
Cash flows from operating activities:
  Net loss applicable to common stockholders ..........................................      $ (8,673)         $(49,375)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Extraordinary item ................................................................            --             7,398
    Depreciation and amortization .....................................................         5,228             6,480
    Preferred stock dividends .........................................................            31               614
    Preferred stock - beneficial conversion ...........................................            --            21,019
    Stock related expense .............................................................           148            (1,282)
    Write-down of property plant and equipment ........................................           685                --
    Other non-cash expense ............................................................         1,316             2,666
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable, prepaid expenses and other
        assets ........................................................................          (455)            3,474
      Decrease in accounts payable, accrued expenses and deferred
        revenues ......................................................................        (1,094)           (3,551)
                                                                                             --------          --------
Cash used in operating activities .....................................................        (2,814)          (12,557)
Cash flows from investing activities:
  Capital expenditures ................................................................        (1,810)          (31,449)
                                                                                             --------          --------
Cash used in investing activities .....................................................        (1,810)          (31,449)
Cash flows from financing activities:
  Net proceeds from debt financings ...................................................           572            17,571
  Net proceeds from issuance of equity securities .....................................            --            26,011
  Net proceeds from subordinated note payable .........................................         2,000                --
  Repayment of capital lease obligation ...............................................          (129)             (112)
                                                                                             --------          --------
Cash provided by financing activities .................................................         2,443            43,470
                                                                                             --------          --------
Net Decrease in cash and cash equivalents .............................................        (2,181)             (536)
Cash and cash equivalents at beginning of period ......................................         3,338             1,582
                                                                                             --------          --------
Cash and cash equivalents at end of period ............................................      $  1,157          $  1,046
                                                                                             ========          ========
Supplemental disclosures of cash flow information:
  Interest paid .......................................................................      $    203          $  2,678
  Income taxes paid ...................................................................            --                --



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Equal Access and Local Fiber. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

        Computer software ..........................    3-5 Years
        Computer equipment .........................    3-5 Years
        Office equipment and fixtures ..............   5-10 Years
        Leasehold improvements .....................   9-15 Years
        Network equipment ..........................   5-10 Years
        Network infrastructure .....................   5-20 Years

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

Revenues are derived from three general types of services:

Transport services. FiberNet's transport services include the offering of broadband circuits on its metropolitan transport networks and vertically on its in-building networks. The Company also offers vertical dark fiber in certain of its carrier hotel facilities and on-net and off-net buildings. In addition, the Company operates a meet-me-room facility that offers customers a single location within the carrier hotel to facilitate network cross connections.

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

As of June 30, 2002 the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and is included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.5 million and $2.6 million for the six months ended June 30, 2002 and June 30,

2001, respectively, and approximately $0.1 million and $1.4 million for the three months ended June 30, 2002 and June 30, 2001, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the six months ended June 30, 2002 and June 30, 2001 were approximately $0.6 million and $2.6 million, respectively, and for the three months ended June 30, 2002 and June 30, 2001 were approximately $0.1 million and $1.3 million, respectively.

Goodwill

Cost in excess of net assets of acquired business, principally goodwill, is accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets". In June 2001, the FASB issued SFAS No. 142, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

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

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers' financial condition. As of June 30, 2002, one customer accounted for 27.0% of the Company's total accounts receivable, and as of December 31, 2001 one customer accounted for 19.4% of the Company's total accounts receivable.

For the six months ended June 30, 2002, two customers in the aggregate accounted for 30.0% of the Company's total revenue, and for the six months ended June 30, 2001, three customers in the aggregate accounted for 60.3% of the Company's total revenue. For the three months ended June 30, 2002, two customers in the aggregate accounted for 28.5% of the Company's total revenue, and for the three months ended June 30, 2001, three customers in the aggregate accounted for 60.2% of the Company's total revenue.

As of December 31, 2001, the Company had an allowance for doubtful accounts of $2.2 million. During the six months ended June 30, 2002, FiberNet wrote off $0.4 million of this allowance and recorded $0.5 million of bad debt expense, resulting in an allowance for doubtful accounts of $2.3 million, as of June 30, 2002. For the six months ended June 30, 2001, the Company recorded $2.1 million of bad debt expense.

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

Accounting for Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements for the six months ended June 30, 2002 and June 30, 2001.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations, eliminating the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated at June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. The Company is evaluating the impact of the adoption of SFAS No. 142 and has completed the first step of the goodwill impairment test during the quarter ended June 30, 2002, which has indicated a possible impairment of the goodwill. The Company will perform the second step of the impairment test during the third quarter of 2002 to determine whether any adjustment is necessary.

The following table presents the impact of SFAS No. 142 as if it had been in effect for the six months ended June 30, 2001 and the three months ended June 30, 2001 (in thousands, except per share amounts):

                                                             Six Months Ended        Three Months Ended
                                                                  June 30,                  June 30,
                                                          -----------------------   --------------------
                                                             2002          2001         2002       2001
                                                          ---------     ----------  --------   ---------
                                                                       As Restated -
                                                                        See Note 5

Net loss applicable to common stockholders .............   $ (8,673)     $ (49,375)  $(4,157)  $ (9,690)
Plus: Goodwill amortization ............................         --          2,406        --      1,203
                                                           --------      ---------   --------   ---------
Adjusted net loss applicable to common stockholders. ...   $ (8,673)     $ (46,969)  $(4,157)  $   (8,487)

Basic and diluted earnings per share"
  Net loss applicable to common stockholders ...........   $  (0.14)     $   (1.28)  $ (0.07)  $   (0.24)
  Plus: Goodwill amortization ..........................         --           0.06        --        0.03
                                                           --------      ---------   --------   ---------
  Adjusted net loss applicable to common stockholders ..   $  (0.14)     $   (1.22)  $ (0.07)  $   (0.21)

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

Principals Board Opinion ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                     June 30,       December 31,
                                                       2002            2001
                                                     ---------      -----------
Computer software ................................   $     175       $     178
Computer equipment ...............................         278             293
Leasehold improvements ...........................          31              30
Office equipment and furniture ...................         146             146
Network equipment and infrastructure .............     124,667         120,523
                                                     ---------       ---------
Total ............................................     125,297         121,170
Accumulated depreciation .........................     (20,574)        (15,758)
                                                     ---------       ---------
 .................................................     104,723         105,412
Construction in progress .........................          --           4,425
                                                     ---------       ---------
Property, plant and equipment, net ...............   $ 104,723       $ 109,837
                                                     =========       =========

During the three months ended June 30, 2002, the Company recorded a write-off of property, plant and equipment of $0.7 million. FiberNet recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to FiberNet to abandon these assets, nor does it expect to receive any proceeds or other consideration from the abandonment of these assets. Management had the authority to write-off these assets, in the ordinary course of business, and recorded no other reserves, accruals or other liabilities related to this write-off.

4. SIGNIFICANT EVENTS

On March 15, 2002, the lenders under the Company's credit facility agreed to extend the due date of the quarterly interest payment due on March 14, 2002 to April 15, 2002, as part of the initiation of the Company's proposed recapitalization. Subsequently as the ongoing negotiations continued, FiberNet's lenders have periodically agreed to extend the due dates of its interest payments. Most recently on August 13, 2002, the lenders agreed to extend the due dates to August 30, 2002. During these negotiations, the Company was not in default with respect to its credit facility (see Note 6).

On June 14, 2002, the holder of the Company's $2.0 million promissory note that was issued on March 15, 2002, also as part of the initiation of the Company's proposed recapitalization, agreed to amend certain terms of the note, resulting in an extension of the note's term to June 28, 2002, and possibly, depending on the satisfaction of certain conditions, to July 12, 2002. The Company has also received subsequent periodic extensions of the note's term, most recently extending the note's term to August 30, 2002 on August 13, 2002, and was not in default with respect to the promissory note (see Note 6).

During the second quarter of 2002, the Company negotiated non-recurring concessions of $1.3 million related to amounts owed to certain vendors, and as a result the Company reduced accounts payable by such an amount. This reduction corresponded to a $0.6 million reduction in property, plant, and equipment and a $0.7 million reduction in cost of services. These amounts were capitalized or expensed, respectively, in prior periods. In addition, the Company reached a similar concession with a related party that resulted in forgiveness of a portion of a note payable in the amount of $0.6 million that was recorded as additional paid in capital, in accordance with APB No. 26, "Early Extinguishment of Debt".

5. RESTATEMENT

The Company restated its consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on series H and series I preferred stock on February 9, 2001. The conversion price of the series H and series I preferred stock was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I preferred stock include provisions requiring the conversion prices to be lowered to the per share price at which the Company issues any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, the Company issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. The amount of the charge assumes the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio."

Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on the Company's assets or total stockholders' equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss applicable to common stockholders by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the six months ended June 30, 2001. The change has no impact on the Company's cash flows. This change was previously reflected in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

6. SUBSEQUENT EVENTS

On August 1, 2002, the Company entered into a non-binding letter of intent with its lenders to convert $66 million of outstanding borrowings under the credit facility into shares of common stock at an effective conversion price of approximately $0.15 per share. The availability under the credit facility will be reduced from $105 million to $37 million, which will consist of $23 million in outstanding term loans, $7 million in outstanding revolving loans and $7 million of outstanding letters of credit. This agreement represents an expansion of, and supersedes, the Company's understanding with its lenders that had previously been announced on May 6, 2002, which provided for the conversion of $25 million of indebtedness.

As a condition to the debt conversion, the Company has executed a non-binding term sheet with prospective investors pursuant to which the investors will purchase shares of common stock with net proceeds to the Company of at least $3.5 million at approximately $0.10 to $0.15 per share. It is anticipated that the closing with respect to these transactions will occur prior to September 30, 2002; provided, however, there can be no assurance that the Company will be able to successfully effectuate any debt conversion or any equity financing. Should the Company succeed in doing so, these transactions will be substantially dilutive to its existing stockholders.

FiberNet has agreed to register the shares of common stock issued in connection with the debt conversion and the concurrent equity financing under the Securities Act of 1933. There are a number of conditions to closing each of these transactions, including receipt of credit approval from each lender; negotiating definitive documentation; receipt of stockholder approval; completion of the equity financing, with respect to the debt conversion; completion of the debt conversion, with respect to the equity financing; and conversion of all currently outstanding convertible preferred securities and notes into common stock. The conversion of senior secured debt into equity would also involve certain amendments to the provisions of the senior secured credit facility.

On August 13, 2002, FiberNet received a waiver from its lenders for the non-compliance of the minimum cumulative revenue requirement as of June 30, 2002. The Company evaluated the impact of this waiver under EITF 86-30, "Classification of Obligations When a Violation Is Waived by the Creditor." The Company made the determination the related debt should be classified as a current liability because although FiberNet obtained a waiver for the covenant violation and the Company has a financing agreement to refinance the debt on a long-term basis, the non-binding letter of intent with its lenders is cancelable in the event of a material adverse change in the business or operations of the Company.

In July 2002 the Company negotiated a revised pricing structure with a significant customer for the services that the Company provides to it, although the Company previously was not obligated to do so. In addition, this customer subsequently terminated certain services that the Company was providing. The anticipated quarterly decrease in revenues attributable to these two events is equal to approximately 12.5% of revenues for the three months ended June 30, 2002. The impact of these events does not put the Company in a loss position with respect to the remaining services with this customer.

In August 2002 the Company defaulted on product orders for dark fiber laterals to certain on-net buildings. As a result, FiberNet lost inter-building connectivity to certain of its facilities. The Company believes this event will not have a material impact on its business operations or financial results.