Form 10-Q/A
period 2002-03-31
FIBERNET TELECOM GROUP INC\
filed 2002-08-30
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission file number 000-24661

FiberNet Telecom Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2255974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

570 Lexington Avenue, New York, NY 10022
(Address of Principal Executive Offices)

(212) 405-6200
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☐        No  ☐

The number of shares outstanding of the issuer’s common stock, as of August 28, 2002, was 64,331,722 shares of Common Stock, $.001 par value.

EXPLANATORY NOTE

The purpose of this amendment is to amend Item 1 of Part I of our Form 10-Q, which was originally filed on May 15, 2002. We amended the notes to our consolidated financial statements to include additional disclosure in footnote “2. Summary of Significant Accounting Policies”. The amended disclosure now includes a table that presents the impact of SFAS No. 142 as if it had been in effect for the three months ended March 31, 2001.

PART I

FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

See attached.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; our history of operating losses and accumulated deficit; our limited financial resources and uncertainty as to the availability of additional capital to fund our operations on acceptable terms, if at all; our success in obtaining additional carrier hotel lease agreements and license agreements with building owners; growth in demand for our services; the frequency of service interruptions on our networks; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward- looking statement, whether as a result of new information, future events or otherwise.

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

•
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

•
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

•
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

The growth of our revenues is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenues is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers. However, we believe the number of companies that are potential customers is decreasing, due to the industry environment. In addition, we currently do not anticipate expanding our network infrastructure to other carrier point facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

Stock Related Expense.    Stock related expense relates to the granting of certain stock options to our employees. We grant stock options to our employees as a form of equity-based compensation to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s option agreement. Certain options granted to employees are accounted for using variable plan accounting. Under variable plan accounting, the stock related expense is adjusted for changes in the market price of the underlying common stock.

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

During the third quarter of 2001, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from our acquisition of Devnet. Pursuant to APB Opinion No. 16, “Business Combinations”, the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, due to the negative industry and economic trends affecting certain of our current operations and expected future revenues, as well as the general decline in the valuations of telecommunications companies. The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the related goodwill primarily to those agreements. We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from business activities in the commercial office properties underlying the license agreements and used a discounted cash flow model to measure the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of the asset exceeded its fair value. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We are evaluating the impact of the adoption of SFAS No. 142 and expect to complete our analysis by June 30, 2002.

Restatement of Financial Statements

We restated our consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on our series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on our assets or total stockholders’ equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on our cash flows. This change was already reflected in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

Preferred Stock—Beneficial Conversion.    In February 2001, the conversion price of the Series H and Series I was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the Series H and Series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the Series H and Series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. The Company recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Additionally, in connection with the conversion of the Series H and I preferred stock, the conversion price of the remaining 100,000 shares of Series H preferred stock was reduced to $1.31. However, as all of the proceeds from the issuances of the Series H and Series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the Series H preferred stock to $1.31. No additional beneficial conversion feature was recorded during the first quarter of 2002 on our Series J preferred stock based upon our evaluation of changes in the conversion price of the Series J preferred stock and the public market price of our common stock.

Net Loss Applicable to Common Stockholders.    We reported a net loss applicable to common stockholders of $4.5 million for the three months ended March 31, 2002, compared to a loss of $39.7 million for the three months ended March 31, 2001. The decrease is a result of the aforementioned changes in our operations and two non-recurring charges recorded in the first quarter of 2001: a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001 and the preferred stock—beneficial conversion of $21.0 million recorded in February 2001.

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

Consolidated Financial Data
(in thousands) (unaudited)

	Quarter Ended March 31,
	2002	2001
		restated(1)
Calculation of EBITDA (as defined):
Net loss	$(4,488)	$(17,934)

Plus:
Operating expenses:
Stock related expense for selling, general, and administrative matters	74	(137)
Depreciation and amortization	2,642	3,105
Extraordinary loss on early extinguishments of debt	—	7,398
Interest expense, net	2,157	2,126

EBITDA (as defined)	$385	$(5,442)

(1)	See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

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

Date: August 30, 2002
FIBERNET TELECOM GROUP, INC.

By:	/s/ JON A. DELUCA
	Name:	Jon A. DeLuca
	Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN 000’S)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,119	$3,338
Accounts receivable, net of allowance of $1,909 and $2,245 at March 31, 2002 and December 31, 2001, respectively	3,109	2,659
Prepaid expenses and other	453	700

Total current assets	5,681	6,697
Property, plant and equipment, net	107,630	109,837

Other Assets:
Goodwill, net of accumulated amortization of $1,159 and $1,159 at March 31, 2002 and December 31, 2001, respectively	7,509	7,509
Deferred charges, net of accumulated amortization of $2,269 and $1,937 at March 31, 2002 and December 31, 2001, respectively	11,940	12,099
Other assets	456	445

Total other assets	19,905	20,053

TOTAL ASSETS	$133,216	$136,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,185	$6,742
Accrued expenses	7,889	7,452
Deferred revenues	5,608	6,071
Capital lease obligation—current portion	248	250
Subordinated note payable	2,000	—
Note payable, affiliate	1,793	2,321

Total current liabilities	22,723	22,836

Long-Term Liabilities:
Notes payable, less original issue discount of $5,773 and $6,071 at March 31, 2002 and December 31, 2001, respectively	90,227	88,929
Capital lease obligation	412	474

Total liabilities	113,362	112,239

Stockholders’ Equity:
Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized and 62,400,351 and 61,572,613 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	62	62
Series H preferred stock $.001 par value, 100,556 and 100,556 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively (Preference in involuntary liquidation value, $100. 00 per share)	17,096	17,096
Series J preferred stock $.001 par value, 334 and 356 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively (Preference in involuntary liquidation value, $10,000.00 per share)	1,147	7,063
Subscription receivable from Series J preferred stock	—	(5,700)
Additional paid-in-capital and other	295,889	295,649
Accumulated deficit	(294,340)	(289,822)

Total stockholders’ equity	19,854	24,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,216	$136,587

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2002	2001
		As restated— see Note 5
Revenues	$7,014	$7,374
Operating expenses:

Cost of services (exclusive of items shown separately below)	2,403	2,921
Selling, general and administrative expense excluding stock related expense	4,226	9,895
Stock related expense for selling, general, and administrative matters	74	(137)
Depreciation and amortization	2,642	3,105

Total operating expenses	9,345	15,784

Loss from operations	(2,331)	(8,410)
Interest expense, net	(2,157)	(2,126)

Loss from operations before income taxes	(4,488)	(10,536)
Income Taxes	—	—

Loss before extraordinary item	(4,488)	(10,536)
Extraordinary loss on early extinguishment of debt	—	(7,398)

Net loss	(4,488)	(17,934)
Preferred stock dividends	(28)	(731)
Preferred stock—beneficial conversion	—	(21,019)

Net loss applicable to common stockholders	$(4,516)	$(39,684)

Net loss applicable to common stockholders per share—basic and diluted	$(0.07)	$(1.06)
Weighted average common shares outstanding—basic and diluted	62,212	37,461

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN 000’S)

	Three Months Ended March 31,
	2002	2001
		As restated— see Note 5
Cash flows from operating activities:
Net loss applicable to common stockholders	$(4,516)	$(39,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item	—	7,398
Depreciation and amortization	2,642	3,105
Preferred stock dividends	28	731
Preferred stock—beneficial conversion	—	21,019
Stock related expense	74	(137)
Other non-cash items	477	744
Change in assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other Assets	(263)	3,218
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	(2,113)	(3,292)

Cash used in operating activities	(3,671)	(6,898)

Cash flows from investing activities:
Capital expenditures	(254)	(18,005)

Cash used in investing activities	(254)	(18,005)

Cash flows from financing activities:
Net proceeds/(repayments) of debt financings	2,819	(1,404)
Net proceed from issuance of equity securities	(50)	26,011
Repayment of capital lease obligation	(63)	(55)

Cash provided by financing activities	2,706	24,552

Net decrease in cash	(1,219)	(351)
Cash at beginning of period	3,338	1,582

Cash at end of period	$2,119	$1,231

Supplemental disclosures of cash flow information:
Interest paid	$165	1,160
Income taxes paid	—	—

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    ORGANIZATION AND OPERATIONS

FiberNet Telecom, Inc. (“Original FiberNet”) was organized under the laws of the State of Delaware on August 10, 1994. On November 24, 1997, an existing public company, Desert Native Design, Inc. (“DND”), acquired Original FiberNet, pursuant to an agreement and plan of merger dated that date (the “Original Merger”). To effect the Original Merger, DND effectuated a 3.5 for 1 forward stock split, which entitled DND shareholders to 3.5 shares of DND stock for every one share held by them and issued 11,500,000 shares of common stock and 80,000 Series B Preferred Stock in exchange for all of the outstanding shares of Original FiberNet. Upon consummation of the Original Merger, Original FiberNet became a wholly-owned subsidiary of DND, which subsequently changed its name to FiberNet Telecom Group, Inc., a Nevada corporation (“FiberNet Nevada”). For accounting purposes, the acquisition was treated as a recapitalization of DND with Original FiberNet as the acquirer (reverse acquisition). On December 9, 1999, FiberNet Nevada changed its state of incorporation to Delaware (hereinafter referred to as “FiberNet” or the “Company”).

FiberNet deploys, owns and operates fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to service providers in major metropolitan areas. These networks provide an advanced, high bandwidth fiber-optic solution to support the demand for network capacity in the local loop. The Company provides optical transport within and between carrier hotels, which are facilities where service providers exchange and route communications traffic, as well as optical transport from carrier hotels to tenants in commercial office buildings. FiberNet’s networks support multiple transmission protocols including synchronous optical network, or SONET, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP. The Company currently operates in the three gateway markets of New York, Chicago and Los Angeles.

FiberNet is holding a company that owns all of the outstanding common stock of FiberNet Operations Inc., a Delaware corporation and an intermediate level holding company, and Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Telecom Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, L.L.C. (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

The Company has agreements with other entities, including telecommunications license agreements with on-net building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company’s ability to execute its business strategy and operating plan.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Company’s operations and ability to grow may be affected by numerous factors, including the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and accumulated deficit; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in obtaining additional carrier hotel lease agreements and license agreements with building owners; growth in demand for its services; the frequency of service interruptions on its networks; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

Computer software	3-5 Years
Computer equipment	3-5 Years
Office equipment and fixtures	5-10 Years
Leasehold improvements	9-15 Years
Network equipment	5-10 Years
Network infrastructure	5-20 Years

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to five years. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

Revenues are derived from three general types of services:

Transport services.    FiberNet’s transport services include the offering of broadband circuits on its metropolitan transport networks and vertically on its in-building networks. The Company also offers vertical dark fiber in certain of its carrier hotel facilities and on-net and off-net buildings. The meet-me-room facility offers customers a single location within the carrier hotel to facilitate network cross connections.

Colocation services.    FiberNet’s colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier point facilities in a secure technical operating environment. The Company also can provide its customers with colocation services in the central equipment rooms of certain of its on-net buildings. If a customer purchases colocation services, the Company may require the customer to make a minimum commitment for transport services, as well.

Communications access management services.    FiberNet’s access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to end-user tenants, if such networking infrastructure is available.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Goodwill and Intangibles

Cost in excess of net assets of acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets”. Other intangible assets include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

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

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of March 31, 2002, two customers in the aggregate accounted for 27.6% of the Company’s total accounts receivable, and as of December 31, 2001 one customer accounted for 19.4% of the Company’s total accounts receivable.

For the quarter ended March 31, 2002, two customers in the aggregate accounted for 31.4% of the Company’s total revenue, and for the quarter ended March 31, 2001, three customers in the aggregate accounted for 60.5% of the Company’s total revenue.

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

Stock Option Plan

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and, accordingly, recognizes expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Stock option grants to non-employees are accounted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The resulting expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements, as the Company has did not have any derivative instrument contracts for the quarters ended March 31, 2002 and 2001.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations, eliminating the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated at June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. The Company is evaluating the impact of the adoption of SFAS No. 142 and expects to be completed with its analysis by June 30, 2002.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the impact of SFAS No. 142 as if it had been in effect for the three months ended March 31, 2001 (in thousands, except per share data).

	Three Months Ended March 31,
	2002	2001
		As restated— see Note 5
Reported net loss	$(4,516)	$(39,684)
Plus: amortization of goodwill	—	1,203

Adjusted net loss	$(4,516)	$(38,481)

Basic and diluted earnings per share:
Reported net loss	$(0.07)	$(1.06)
Plus: amortization of goodwill	—	0.03

Adjusted net loss	$(0.07)	$(1.03)

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

In October, 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (APB) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2002	December 31, 2001
Computer software	$175	$178
Computer equipment	278	293
Leasehold improvements	30	30
Office equipment and furniture	146	146
Construction in progress	—	4,425
Network equipment and infrastructure	125,220	120,523

	125,849	125,595
Accumulated depreciation	(18,219)	(15,758)

Property, plant and equipment, net	$107,630	$109,837

4.    SIGNIFICANT EVENTS

On March 15, 2002, the Company received gross proceeds of $2.0 million from the issuance of a subordinated note to an existing investor. The issuance of the note was in lieu of a second closing on our series J convertible preferred stock, as was previously contemplated. The subordinated note has a maturity date of June 14, 2002 and bears interest, which is due and payable on the maturity date, at an annual rate of 8%. The subordinated note may be converted into equity, on terms to be determined, upon the occurrence of certain events. Additionally, in connection with this financing, the lenders under the Company’s credit facility agreed to extend the due date of the current quarterly interest payment to April 15, 2002.

5.    RESTATEMENT

The Company restated its consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on Series H and I preferred stock on February 9, 2001. Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on the Company’s assets or total stockholders’ equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss by $21.0 million and increased net loss applicable to common stockholders per share by $0.56. The change has no impact on the Company’s cash flows.

6.    SUBSEQUENT EVENTS

On April 15, 2002, in connection with the Company’s ongoing efforts to seek additional financing and to undertake a recapitalization, the lenders under the Company’s credit facility agreed to further extend the due date of the current quarterly interest payment to May 6, 2002, and, depending on the satisfaction of certain conditions, to May 27, 2002.

On May 6, 2002 the lenders again agreed to extend the due date of the current quarterly interest payment to May 28, 2002, and the Company reached a conditional agreement with the lenders to convert $25 million of indebtedness into convertible preferred stock with a conversion price of $0.40 per share. Under the arrangement the lenders would convert $25 million of indebtedness into a minimum of 2,500 shares of new series K preferred

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

stock. The closing of this transaction is subject to a number of conditions, including, but not limited to final credit approval of each of the lenders, the completion of an acceptable equity financing and the conversion of all of the Company’s currently outstanding convertible securities, excluding certain options and warrants. Each share of series K preferred stock would have a stated value of $10,000 per share and would convert into 25,000 shares of common stock.

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

It is anticipated that, if these conditions are met, the closing of these transactions will occur as soon as practicable. However, there can be no assurance that the Company will be able to successfully effectuate any or all of the transactions described above. In addition, any financing or broader recapitalization the Company undertakes will be substantially dilutive to the Company’s existing stockholders.