Form 10-Q
period 2002-09-30
FIBERNET TELECOM GROUP INC\
filed 2002-11-15
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________to ____________.

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

Yes	☒	No	☐

The number of shares outstanding of the issuer’s common stock, as of November 13, 2002, was 788,515,187 shares of common stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

i

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

See attached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to service providers in major metropolitan areas.  These networks provide an advanced, high bandwidth fiber-optic solution to support the demand for network capacity in the local loop.  We provide optical transport within and between carrier hotels, which are facilities where service providers exchange and route communications traffic, as well as optical transport from carrier hotels to tenants in commercial office buildings.  Our networks support multiple transmission protocols including synchronous optical network, or SONET, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP.  We have lit multiple strands of fiber on a redundant and diversely routed SONET ring and IP architecture throughout New York City.  In addition, we also provide services in Chicago and Los Angeles.

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

Our revenues are generated on a monthly recurring basis under contracts with our customers.  The terms of these contracts typically range from month-to-month to five years in length. During the past year, we experienced a trend of entering into shorter-term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to-month basis or for a contracted period of only one year.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 116 as of September 30, 2001 to 76 as of September 30, 2002, and our personnel costs have decreased significantly. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately.

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

Depreciation and Amortization.  Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairment to fixed assets that we recorded during 2001, depreciation and amortization expense has decreased in 2002 as compared to 2001.

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

During the third quarter of 2001, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from our acquisition of Devnet, LLC. Pursuant to APB Opinion No. 16, “Business Combinations”, the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, due to the negative industry and economic trends affecting certain of our current operations and expected future revenues, as well as the general decline in the valuations of telecommunications companies. The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the related goodwill primarily to those agreements. We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from business activities in the commercial office properties underlying the license agreements and used a discounted cash flow model to measure the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of the asset exceeded its fair value. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We are evaluating the impact of the adoption of SFAS No. 142 and have completed the first step of the goodwill impairment test during the quarter ended June 30, 2002, which has indicated an impairment of the goodwill. We will perform the second step of the impairment test during the fourth quarter of 2002 to determine whether any adjustment is necessary.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim consolidated financial statements. The critical accounting polices and related adjustments underlying our unaudited interim consolidated financial statements are summarized below. In applying these policies, which are common in the telecommunications industry, management makes subjective complex judgments that frequently require estimates about matters that are inherently uncertain.

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

Impairment of Goodwill.  We are in the process of adopting SFAS No. 142, “Goodwill and Intangible Assets.” In accordance with SFAS No. 142, we evaluate goodwill for potential impairment by comparing the fair value of the lowest determinable reporting unit to the net book value of that reporting unit. The financial statement risks entail the determination of the reporting unit and the determination of the fair value of that unit.

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

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues for the nine months ended September 30, 2002 were $19.3 million compared to $23.2 million for the nine months ended September 30, 2001, a decrease of $3.9 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the nine months ended September 30, 2002 and 2001, we recognized $12.0 million and $15.1 million in transport services, $4.1 million and $3.1 million in colocation services and $3.2 million and $5.0 million in communications access management and other services, respectively. During this nine-month period ending September 30, 2002, two of our customers, Qwest and 360networks, accounted for approximately 27.3% of our revenues, and for the nine months ended September 30, 2001, three of our customers, Qwest, 360networks and Network Plus, accounted for approximately 57.1% of our revenues.

The decrease in revenues was partially due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. Reciprocal agreements accounted for $0.7 million, or 3.4%, of our revenues in the first nine months of 2002, down from $3.9 million, or 16.6%, of our revenues for the same period in 2001.

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

In July 2002 we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The impact to revenues attributable to these two events was equal to approximately a $0.5 million reduction in revenues for the nine months ended September 30, 2002.  We anticipate that the impact to revenues attributable to these two events for the full year of fiscal 2002 will be equal to approximately a $1.4 million reduction in revenues.  The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

In September 2002, we amended our services agreement with a significant customer, which amendment provided for, among other things, the reduction of services to that customer at our option.  We exercised that option in October 2002 and immediately began providing those same services to another customer.  As a result, this transfer in services did not entail any reduction in revenues.

Cost of Services. Cost of services for the nine months ended September 30, 2002 were $5.4 million compared to $10.5 million for the nine months ended September 30, 2001. The decrease of $5.1 million was due to reduction in expenses associated with our network facilities and the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. In addition, cost of services for the nine months ended September 30, 2002 was reduced by $0.7 million due to certain, non-recurring concessions that we negotiated from vendors, thereby reducing accounts payable. These items were expensed in prior periods and included in our cost of services.

Cost of services included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.7 million of our cost of services in the first nine months of 2002 and $4.0 million of our cost of services for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $12.0 million compared to $27.9 million for the nine months ended September 30, 2001. This decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 116 employees as of September 30, 2001 to 76, as of September 30, 2002.

Stock Related Expense. Stock related expense for the nine months ended September 30, 2002 was approximately $0.2 million compared to $(1.3) million for the same period ending September 30, 2001. This non-cash expense relates to the granting of stock options to our employees. The amount recorded for the nine months ended September 30, 2001 was a reversal of an expense incurred during 2000 due to a decline in the public market price of our common stock during the first nine months of 2001.

Write-off of Property, Plant and Equipment. During the nine months ended September 30, 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to this write-off. During the nine months ended September 30, 2001, we did not record a write-off of property, plant and equipment.

Impairment of Goodwill. During the nine months ended September 30, 2001, we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in July 2000, in the amount of $56.5 million. We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” No impairment of goodwill was recorded during the nine months ended September 30, 2002

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2002 was $7.8 million compared to $11.4 million for the nine months ended September 30, 2001. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2001 and the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2002 was $6.6 million compared to $6.5 million of interest expense, net for the nine months ended September 30, 2001. Interest expense was generated as a result of borrowings under our senior secured credit facility, outstanding capital lease obligations and other notes payable.

Preferred Stock Dividends. For the nine months ended September 30, 2002, we paid and accrued approximately $44,000 in non-cash dividends on our preferred stock in the form of additional shares of series H preferred stock, based on the closing price per share of our common stock at the end of the period. For the nine months ended September 30, 2001, we paid and accrued $0.7 million in non-cash dividends on our preferred stock in the form of additional shares of series D, E, F, H and I preferred stock, based on the closing price per share of our common stock at the end of the period. The liquidation value of all of the dividends paid and accrued on September 30, 2002 was $0.6 million. Our series J preferred stock does not pay a dividend. Both the series H and J preferred stock are convertible into shares of common stock.

Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of our series H and series I preferred stock was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I include provisions requiring the conversion prices to be lowered to the per share price at which we issue any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. We recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Additionally, in connection with the conversion of the series H and series I, the conversion price of the remaining 100,000 shares of series H was reduced to $1.31. However, as all of the proceeds from the issuances of the series H and series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the series H to $1.31. No additional beneficial conversion feature was recorded during the first nine months of 2002 on our series J preferred stock based upon our evaluation of changes in the conversion price of the series J and the public market price of our common stock.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $13.4 million for the nine months ended September 30, 2002 compared to a net loss of $117.4 million for the nine months ended September 30, 2001. The decrease is a result of the aforementioned changes in our operations, including $0.7 million in non-recurring concessions from vendors recorded in the second quarter of 2002 and three non-recurring charges recorded in the first nine months of 2001: a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001, a $56.5 million impairment of goodwill, and the preferred stock-beneficial conversion of $21.0 million recorded in February 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Revenues for the three months ended September 30, 2002 were $5.9 million compared to $7.7 million for the three months ended September 30, 2001, a decrease of $1.8 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended September 30, 2002 and September 30, 2001, we recognized $3.7 million and $4.7 million in transport services, $1.4 million and $1.4 million in colocation services and $0.8 million and $1.6 million in communications access management and other services, respectively. During the three-month period ending September 30, 2002, two of our customers, Qwest and 360networks, accounted for approximately 21.1% of our revenues, and for the three months ended September 30, 2001, three of our customers, Qwest, 360networks and Network Plus, accounted for approximately 50.6% of our revenues.

The decrease in revenues was partially due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002 and the cancellation of services from certain of our customers. Reciprocal agreements accounted for $0.1 million, or 2.0%, of our revenues in the third quarter of 2002, down from $1.3 million, or 16.5%, of our revenues for the third quarter of 2001.

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

In July 2002 we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The impact to revenues attributable to these two events was equal to approximately a $0.5 million reduction in revenues for the three months ended September 30, 2002.  We anticipate that the impact to revenues attributable to these two events for the full year of fiscal 2002 will be equal to approximately a $1.4 million reduction in revenues.  The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

In September 2002, we amended our services agreement with a significant customer, which amendment provided for, among other things, the reduction of services to that customer at our option.  We exercised that option in October 2002 and immediately began providing those same services to another customer.  As a result, this transfer in services did not entail any reduction in revenues.

Cost of Services. Cost of services for the three months ended September 30, 2002 were $2.0 million compared to $3.7 million for the three months ended September 30, 2001. The decrease of $1.7 million was due to reduction in expenses associated with our network facilities and the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002.  Cost of services included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.1 million of our cost of services in the third quarter of 2002 and $1.4 million of our cost of services for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 were $3.7 million compared to $8.2 million for the three months ended September 30, 2001. This decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 116 employees as of September 30, 2001 to 76, as of September 30, 2002.

Stock Related Expense. Stock related expense for the three months ended September 30, 2002 was approximately $46,000 compared to $7,000 for the three months ended September 30, 2001. This non-cash expense relates to the granting of stock options to our employees

Impairment of Goodwill. During the three months ended September 30, 2001, we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in July 2000, in the amount of $56.5 million. We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” No impairment of goodwill was recorded during the three months ended September 30, 2002

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2002 was $2.6 million compared to $4.9 million of depreciation and amortization expense for the three months ended September 30, 2001. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2001 and the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2002 was $2.3 million compared to $2.3 million of interest expense, net for the three months ended September 30, 2001. Interest expense was generated as a result of borrowings under our senior secured credit facility, outstanding capital lease obligations and other notes payable.

Preferred Stock Dividends. For the three months ended September 30, 2002, we recorded an accrual in the amount of approximately $13,000 in non-cash dividends on our series H preferred stock based on the closing price per share at the end of the period.  For the three months ended September 30, 2001, we recorded an accrual in the amount of $0.1 million, based on the closing price per share of our common stock at the end of the period. For the period ending September 30, 2002 the liquidation value of all of the dividends accrued was $0.2 million. Our series J preferred stock does not pay a dividend. Both the series H and J preferred stock are convertible into shares of common stock.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $4.7 million for the three months ended September 30, 2002 compared to a net loss of $68.0 million for the three months ended September 30, 2001. The decrease is a result of the aforementioned changes in our operations and due to the recording of a $56.5 million impairment of goodwill in the three months ended September 30, 2001.

Liquidity and Capital Resources

As a result of our developmental activities and the deployment of our networks and facilities, we have incurred significant losses from inception to date. We expect such losses to continue, as we further execute our business plan and expand our operations. Consequently, we have been dependent upon external sources of capital to fund our operations. Prospectively, we will continue to incur losses and may not be able to fund our operations with internally generated funds. Therefore we may require additional, external capital. Additionally, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to unforeseen capital requirements, failure to achieve market acceptance, failure to establish and maintain business relationships, and competitive disadvantages against larger and more established companies.

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We recorded an EBITDA (as defined) profit and a net loss applicable to common stockholders for the nine months ended September 30, 2002 of $1.9 million and $13.4 million, respectively, compared to an EBITDA (as defined) loss of $15.2 million and net loss applicable to common stockholders of $117.4 million, respectively, for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, cash used to fund operating activities was $2.4 million, and cash purchases of property, plant and equipment were $2.1 million, compared to $16.1 million and $43.7 million, respectively, for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we received $2.4 million in net cash proceeds from financing activities, primarily representing $2.0 million in gross proceeds from the issuance of a promissory note.

On March 15, 2002, we received gross proceeds of $2.0 million from the issuance of a promissory note to an existing investor. The issuance of the note was in lieu of a second and third closing on our series J preferred stock, as was previously contemplated. The promissory note had an original maturity date of June 14, 2002 and bore interest, which was due and payable on the maturity date, at an annual rate of 8%. Additionally, in connection with this note issuance, the lenders under our credit facility agreed to extend the due date of the quarterly interest payment due on March 14, 2002 to April 15, 2002.

Subsequently, our lenders have periodically agreed to extend the due dates of our interest payments. Most recently on October 18, 2002, our lenders agreed to extend the due dates of our interest payments to November 1, 2002, and on October 30, 2002 our lenders further agreed to extend the due dates of certain interest payments to November 8, 2002.  The holder of our $2.0 million promissory note also subsequently agreed to amend certain terms of the note, resulting in periodic extensions of the note’s term, most recently to November 8, 2002.

On October 30, 2002 we completed a series of transactions with the lenders under our senior credit facility as well as certain investors to undertake the recapitalization of our company. These transactions are described below.

Pursuant to the terms of a common stock purchase agreement dated as of October 30, 2002 by and among us and our lenders under our credit facility, we issued 440,000,000 shares of our common stock to the lenders at a price of $0.15 per share, as prepayment of an aggregate of $66.0 million of outstanding indebtedness under our credit facility. We also issued warrants to purchase 110,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years to the lenders. These warrants are immediately exercisable and contain standard anti-dilution protection. As of October 30, 2002, the 440,000,000 shares issued to the lenders constituted approximately 61% of the total number of outstanding shares of common stock. Such shares, together with shares issuable upon exercise of the warrants, also constituted approximately 61% of the shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

In connection with this transaction, we and certain of our lenders also entered into a stockholders agreement dated as of October 30, 2002. Under the terms of this stockholders agreement, such lenders have the right to designate two independent persons to be members of our board of directors, along with other certain rights and privileges. Together with the lenders, we also executed a seventh amendment to our credit agreement which, among other things, amends certain terms of the credit agreement in conjunction with the transactions that were consummated on October 30, 2002.

As part of the seventh amendment, the term loan commitments and revolving loan commitments available under the credit facility were reduced to a total of $40.5 million from a total of $105.0 million.  The term loan commitments were reduced to $26.2 million, all of which was drawn and outstanding, and the revolving loan commitments were reduced to $14.4 million.  All of our revolving loan commitments were utilized with drawn, outstanding borrowings of $7.3 million and outstanding letter of credit issued in the amount of $7.1 million.  As of October 30, 2002, we had no additional availability under our credit facility.

In addition, the effective applicable margin on our borrowings was reduced from LIBOR+450 basis points to LIBOR+375 basis points until December 31, 2003.  Furthermore, the payment of all accrued interest on borrowings during the period beginning on October 30, 2002 and ending on June 30, 2003 will be capitalized and added to the outstanding principal amount of the term loan indebtedness. Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the credit facility.  As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness, included above. Subsequently on November 11, 2002, we issued to our lenders in exchange for the remaining $2.0 million of accrued interest 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years. These warrants are immediately exercisable and contain standard anti-dilution protection.

Other amendments to our credit facility include modifications to the automatic reduction of commitments and to financial covenants.  Previously the first automatic reduction in the availability under our credit facility was to have occurred on June 30, 2003.  However as amended, the automatic reduction of commitments begin on a quarterly basis on March 31, 2004.  We are also now subject to amended financial covenants.  Beginning with the quarter ended September 30, 2002, we must now comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined) and maximum cumulative capital expenditures.  Beginning on December 31, 2003 in addition to those requirements, our financial covenants will also include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio.  The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended.

Pursuant to the terms of an investors’ rights agreement entered into on October 30, 2002 by and among us and our lenders, we have also agreed to file a resale registration statement with respect to all of the shares issued to our lenders, including shares issuable upon exercise of the warrants. We expect that this registration statement will also include shares issued in the other recapitalization transactions described below.

On October 30, 2002, we also entered into a common stock purchase agreement with certain investors, pursuant to which we issued to the investors in a private offering an aggregate of 38,000,000 shares of common stock for a price of $0.10 per share, or an aggregate cash consideration of $3.8 million. Pursuant to the terms of this purchase agreement, we also issued to such investors warrants to purchase an additional 38,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years. These warrants are also immediately exercisable and contain standard anti-dilution protection.

Immediately prior to the private offering of common stock and warrants, we consummated certain related transactions with the investors.  In one such transaction, we issued to one of the investors, SDS Merchant Partners, L.P. (“SDS”), 9,002,040 shares of common stock in exchange for the surrender by SDS of a promissory note originally issued on December 7, 2001 by us to a related party, which promissory note had been assigned by such related party to SDS immediately prior to such exchange for $150,000 in cash. This exchange was consummated pursuant to the terms of a note exchange agreement dated as of October 30, 2002 by and among us and SDS. Such promissory note, at the time of surrender, had an outstanding principal amount of $450,102 owing thereon.

In a second related transaction, we issued an aggregate of 104,581,425 shares of common stock to the investors pursuant to the terms of a share exchange agreement dated as of October 30, 2002 by and among us and the investors. Such shares were issued upon the conversion of all 104,578 outstanding shares of our Series H convertible preferred stock. Such investors had, immediately prior to such exchange and conversion, acquired these Series H preferred shares, along with shares of common stock, from a related party for cash consideration of $735,000. The shares of Series H preferred stock so surrendered had an aggregate liquidation preference, including accrued dividends thereon, of $10.7 million.

In a third related transaction, the holders of all 303 outstanding shares of our Series J-1 convertible preferred stock surrendered such shares to us in exchange for 60,600,000 shares of common stock. This transaction was effected pursuant to a Series J-1 exchange agreement dated as of October 30, 2002 by and among us and the Series J-1 holders. The Series J-1 preferred stock so surrendered had an aggregate liquidation preference of $3.0 million.

We entered into a registration rights agreement dated as of October 30, 2002 with these investors which requires us to file a resale registration statement with the Securities and Exchange Commission no later than 30 days after such date, with respect to the registration of all of the shares of common stock issued on October 30, 2002 and all shares issuable upon the exercise of the warrants issued to investors.  As described above, we expect that this registration statement will also include shares issued to our lenders.

In total, 652,183,465 shares of common stock and warrants to purchase an aggregate of 148,000,000 shares of common stock were issued on October 30, 2002, as part of these transactions.

On November 11, 2002 in addition to the issuance of common stock and warrants to our lenders in satisfaction of $2.0 million of accrued interest as discussed above, we issued to SDS 52,000,000 shares of common stock in exchange for the surrender by SDS of the promissory note issued by us on March 14, 2002 in the initial principal amount of $2.0 million, pursuant to the terms of a note exchange agreement.  Such promissory note, at the time of surrender, had outstanding principal and accrued interest of $2.1 million owing thereon.  Furthermore, we also agreed to include such shares issued to our lenders and SDS within the terms of agreements previously entered into on October 30, 2002, including the registration rights agreement. Other than the inclusion of such additional shares, the terms of such amended and restated agreements are unchanged from those of their respective predecessors.   We, together with our lenders, also executed an eighth amendment to the credit agreement dated as of November 11, 2002 to amend certain terms in conjunction with the transactions occurring on such day.

A total of 72,000,000 shares of common stock and warrants to purchase an aggregate of 20,000,000 shares of common stock were issued on November 11, 2002, representing the issuance of approximately 10% of the common stock outstanding, on a fully diluted basis, as of that day.  As a result, we had 788,515,187 shares of common stock outstanding, or approximately 1,000,000,000 shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

In connection with the transactions consummated on October 30, 2002 and November 11, 2002, we paid a fee of $0.4 million to a financial advisory firm and issued to that firm warrants to purchase an additional 6,200,000 shares of common stock at an exercise price of $0.001 per share with a term of one year. In addition, Michael Liss, our Chief Executive Officer, was compensated in the amount of $0.4 million for his efforts in negotiating and completing the transactions described above.

As of September 30, 2002, the outstanding borrowings under our credit facility were $96.2 million, and the weighted average interest rate on our outstanding borrowings under the facility was 6.4%.  However as of November 13, 2002, the outstanding borrowings under our credit facility were $33.4 million, and there were no events of default under our credit agreement.  We have evaluated the transactions of our recapitalization under Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and determined that the related debt should be classified as a long-term liability as of September 30, 2002 because, subsequent to the balance sheet date of September 30, 2002 but prior to the issuance of this Form 10-Q, we refinanced the debt on a long-term basis.  In addition, under Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” we determined that the subordinated note payable of $2.0 million and note payable to an affiliate of $0.4 million should be classified as a long-term liability as of September 30, 2002 because, subsequent to the balance sheet date of September 30, 2002 but prior to the issuance of this Form 10-Q, we converted these notes into equity.

We anticipate spending $2.0 million to $3.0 million during fiscal year 2002 on capital expenditures for the implementation of customer orders and the maintenance of our networks.  We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks.  We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

Our planned operations continue to require additional capital to fund equipment purchases, engineering and construction costs, marketing costs, administrative expenses and other operating activities. Although we reported that we generated positive EBITDA (as defined) for the nine months ended September 30, 2002, there can be no assurance that we will be able to achieve such a result prospectively. We may not be able to fund our operating and investing activities with internally generated cash flows. We may continue to require external sources of capital.  Despite the completion of the transactions comprising our recapitalization, as discussed above, we continue to be subject to restrictive provisions and covenants under our credit facility, and the failure to comply with any of the restrictive provisions or covenants could have a material adverse effect on our liquidity and business operations. In addition, the issuances of equity securities as a result of the transactions comprising our recapitalization were substantially dilutive to our stockholders.

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

EBITDA (as defined), as discussed above, is defined as net loss before income taxes, interest expense, interest income, depreciation and amortization, stock related expense and other non-cash, non-recurring charges. EBITDA (as defined) is commonly used in the communications industry and by financial analysts, and others who follow the industry, to measure operating performance. EBITDA (as defined) should not be construed as an alternative to operating income or cash flows from operating activities, both of which are determined in accordance with accounting principles generally accepted in the United States of America, or as a measure of liquidity. Because it is not calculated under accounting principles generally accepted in the United States of America, our EBITDA (as defined) may not be comparable to similarly titled measures used by other companies.

	Consolidated Financial Data (in thousands) (unaudited) Nine months Ended September 30,		Consolidated Financial Data (in thousands) (unaudited) Three months Ended September 30,

	2002	2001	2002	2001

		Restated (1)
Calculation of EBITDA (as defined):
Net loss	$(13,378)	$(95,648)	$(4,736)	$(67,905)
Plus:
Operating expenses:
Stock related expense for selling,general, and administrative matters	194	(1,275)	46	7
Write-off of property, plant and equipment	685	—	—	—
Depreciation and amortization	7,795	11,387	2,567	4,907
Impairment of Goodwill	—	56,467	—	56,467
Extraordinary loss on early extinguishments of debt	—	7,398	—	—
Interest expense, net	6,611	6,498	2,335	2,289

EBITDA (as defined)	$1,907	$(15,173)	$212	$(4,235)

(1)  See Footnote 5 to the notes of the consolidated financial statements for a discussion of the restatement of our financial results for the quarter ended March 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations, eliminating the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated at June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by us effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We are evaluating the impact of the adoption of SFAS No. 142 and have completed the first step of the goodwill impairment test during the quarter ended June 30, 2002, which has indicated a possible impairment of the goodwill. We will perform the second step of the impairment test during the fourth quarter of 2002 to determine whether any adjustment is necessary.

The following table presents the impact of SFAS No. 142 as if it had been in effect for the nine months ended September 30, 2001 and the three months ended September 30, 2001 (in thousands, except per share amounts):

	Nine Months Ended September 30		Three Months Ended September 30

	2002	2001	2002	2001

		Restated (1)
Net loss applicable to common stockholders	$(13,422)	$(117,351)	$(4,749)	$(67,976)
Plus: Goodwill amortization	—	3,609	—	1,203

Adjusted net loss applicable to common stockholders	$(13,422)	$(113,742)	$(4,749)	$(66,773)
Basic and diluted earnings per share
Net loss applicable to common stockholders	$(0.21)	$(3.00)	$(0.07)	$(1.70)
Plus: Goodwill amortization	—	0.09	—	0.03

Adjusted net loss applicable to common stockholders	$(0.21)	$(2.91)	$(0.07)	$(1.67)

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (“APB”) 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, we will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such.  The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.  We are currently evaluating the impact of the provisions of SFAS No. 145 on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3,“ Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the provisions of SFAS No. 146 to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of September 30, 2002, we had borrowed $96.2 million under our credit facility, with a weighted average interest rate of 6.4%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 12, 2002, have concluded that, based on such evaluation, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls.  There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the company’s internal controls.  Accordingly, no corrective actions were required or undertaken.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

None.

(b)  The following reports were filed on Form 8-K during the quarter ended September 30, 2002:

1.  A report was filed on July 1, 2002, under Item 5, regarding an extension of the due date of interest payments under our credit facility and an extension of our $2.0 million promissory note’s term.

2.  A report was filed on July 16, 2002, under Item 5, regarding an extension of the due date of interest payments under our credit facility and an extension of our $2.0 million promissory note’s term.

3.  A report was filed on Aug 1, 2002, under Item 4, regarding the effective termination of Arthur Andersen LLP as the Company’s external auditor.

4.  A report was filed on Aug 9, 2002, under Item 4, regarding our appointment of Deloitte & Touche LLP as our company’s new external auditor.

5.  A report was filed on Aug 14, 2002, under Item 5, regarding an extension of the due date of interest payments under our credit facility and an extension of our $2.0 million promissory note’s term.

6.  A report was filed on Aug 20, 2002, under Item 4, amending the report filed on Aug 1, 2002.

7.  A report was filed on Sept 4, 2002, under Item 5, regarding an extension of the due date of interest payments under our credit facility and an extension of our $2.0 million promissory note’s term.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DELUCA

Name:	Jon A. DeLuca
Title:	Senior Vice President--Finance Chief Financial Officer *

* The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

CERTIFICATIONS

I, Michael S. Liss, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of FiberNet Telecom Group, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL S. LISS

Michael S. Liss Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Jon A. DeLuca, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of FiberNet Telecom Group, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JON A. DELUCA

Jon A. DeLuca Senior Vice President and Chief Financial Officer (Principal Financial Officer)

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,305	$3,338
Accounts receivable, net of allowance of $2,309 and $2,245 at September 30, 2002 and December 31, 2001, respectively	2,222	2,659
Prepaid expenses and other	766	700

Total current assets	4,293	6,697
Property, plant and equipment, net	102,451	109,837
Goodwill, net of accumulated amortization of $1,159 at September 30, 2002 and December 31, 2001	7,509	7,509
Deferred charges, net of accumulated amortization of $3,066 and $1,937 at September 30, 2002 and December 31, 2001, respectively	11,707	12,099
Other assets	408	445

Total other assets	19,624	20,053

TOTAL ASSETS	$126,368	$136,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,165	$6,742
Accrued expenses	9,267	7,452
Deferred revenues	4,854	6,071
Capital lease obligation--current portion	253	250
Note payable, affiliate	—	2,321

Total current liabilities	20,539	22,836
Subordinated note payable	2,000	—
Note payable, affiliate	450	—
Notes payable, less original issue discount of $5,178 and $6,071 at September 30, 2002 and December 31, 2001, respectively	91,070	88,929
Capital lease obligation	281	474

Total liabilities	114,340	112,239
Stockholders’ equity:
Series H Preferred Stock $.001 par value, 104,578 and 100,556 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively (Preference in involuntary liquidation value, $100.00 per share)	17,127	17,096
Series J preferred stock $.001 par value, 303 and 356 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively (Preference in involuntary liquidation value, $10,000.00 per share)	912	7,063
Common Stock, $.001 par value, 150,000,000 shares authorized and 64,331,722 and 61,572,613 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	64	62
Subscription receivable from series J preferred stock	—	(5,700)
Additional paid in capital	297,172	295,649
Accumulated deficit	(303,247)	(289,822)

Total stockholders’ equity	12,028	24,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,368	$136,587

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 30,

	2002	2001

		As Restated- See Note 5
Revenues	$19,316	$23,203
Operating expenses:
Cost of services (exclusive of items shown separately below)	5,437	10,495
Selling, general and administrative expense excluding stock related expense	11,972	27,881
Stock related expense for selling, general, and administrative matters	194	(1,275)
Write-off of property, plant and equipment	685	—
Impairment of Goodwill	—	56,467
Depreciation and amortization	7,795	11,387

Total operating expenses	26,083	104,955

Loss from operations	(6,767)	(81,752)
Interest expense, net	(6,611)	(6,498)

Net loss before extraordinary item	(13,378)	(88,250)
Extraordinary loss on early extinguishment of debt	—	(7,398)

Net loss	(13,378)	(95,648)
Preferred stock dividends	(44)	(684)
Preferred stock - beneficial conversion	—	(21,019)

Net loss applicable to common stockholders	$(13,422)	$(117,351)

Net loss applicable to common stockholders per share--basic and diluted	$(0.21)	$(3.00)
Weighted average shares outstanding	63,345,723	39,179,999

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,

	2002	2001

Revenues	$5,875	$7,674
Operating expenses:
Cost of services (exclusive of items shown separately below)	1,963	3,717
Selling, general and administrative expense excluding stock related expense	3,700	8,192
Stock related expense for selling, general, and administrative matters	46	7
Impairment of Goodwill	—	56,467
Depreciation and amortization	2,567	4,907

Total operating expenses	8,276	73,290

Loss from operations	(2,401)	(65,616)
Interest expense, net	(2,335)	(2,289)

Net loss	(4,736)	(67,905)
Preferred stock dividends	(13)	(71)

Net loss applicable to common stockholders	$(4,749)	$(67,976)

Net loss applicable to common stockholders per share--basic and diluted	$(0.07)	$(1.70)
Weighted average shares outstanding	64,331,722	39,891,975

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN 000’S)

	Nine Months Ended September 30,

	2002	2001

		As Restated- See Note 5
Cash flows from operating activities:
Net loss applicable to common stockholders	$(13,422)	$(117,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item	—	7,398
Depreciation and amortization	7,795	11,387
Preferred stock dividends	44	684
Preferred stock - beneficial conversion	—	21,019
Stock related expense	194	(1,275)
Write-down of property plant and equipment	685	—
Impairment of property, plant and equipment	—	56,467
Other non-cash expense	1,781	3,627
Change in assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(42)	9,290
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	601	(7,342)

Cash used in operating activities	(2,364)	(16,096)
Cash flows from investing activities:
Capital expenditures	(2,073)	(43,678)

Cash used in investing activities	(2,073)	(43,678)
Cash flows from financing activities:
Net proceeds from debt financings	594	41,572
Net proceeds from issuance of equity securities	—	26,011
Net proceeds from subordinated note payable	2,000	—
Repayment of capital lease obligation	(190)	(171)

Cash provided by financing activities	2,404	67,412

Net (decrease) increase in cash and cash equivalents	(2,033)	7,638
Cash and cash equivalents at beginning of period	3,338	1,582

Cash and cash equivalents at end of period	$1,305	$9,220

Supplemental disclosures of cash flow information:
Interest paid	$239	$4,189
Income taxes paid	—	—

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

FiberNet is a facilities-based communications provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber-optic solution to support the growing demand for network capacity in the intra-city market, or local loop. The Company has lit multiple strands of fiber on a redundant and diversely routed SONET ring and IP architecture throughout New York City.  In addition, the Company also provides services in Chicago and Los Angeles.

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations Inc., a Delaware corporation and an intermediate level holding company, and Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

As of September 30, 2002 the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and is included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.7 million and $3.9 million for the nine months ended September 30, 2002 and September 30, 2001, respectively, and approximately $0.1 million and $1.3 million for the three months ended September 30, 2002 and September 30, 2001, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the nine months ended September 30, 2002 and September 30, 2001 were approximately $0.7 million and $4.0 million, respectively, and for the three months ended September 30, 2002 and September 30, 2001 were approximately $0.1 million and $1.4 million, respectively.

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

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of September 30, 2002, one customer accounted for 11.0% of the Company’s total accounts receivable, and as of December 31, 2001 one customer accounted for 19.4% of the Company’s total accounts receivable.

For the nine months ended September 30, 2002, two customers in the aggregate accounted for 27.3% of the Company’s total revenue, and for the nine months ended September 30, 2001, three customers in the aggregate accounted for 57.1% of the Company’s total revenue. For the three months ended September 30, 2002, two customers in the aggregate accounted for 21.1% of the Company’s total revenue, and for the three months ended September 30, 2001, three customers in the aggregate accounted for 50.6% of the Company’s total revenue.

As of December 31, 2001, the Company had an allowance for doubtful accounts of $2.2 million. During the nine months ended September 30, 2002, FiberNet wrote off $0.4 million of this allowance and recorded $0.5 million of bad debt expense, resulting in an allowance for doubtful accounts of $2.3 million, as of September 30, 2002. For the nine months ended September 30, 2001, the Company recorded $2.1 million of bad debt expense.

Stock Option Plan

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. Stock option grants to non-employees are accounted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The compensation expense is charged against operations ratably over the vesting period of the options.

Accounting for Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2002 and September 30, 2001.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 141 establishes new standards of accounting for business combinations, eliminating the use of the pooling-of-interests method and requires that the purchase method be used for business combinations initiated at June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as accumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. The Company is evaluating the impact of the adoption of SFAS No. 142 and has completed the first step of the goodwill impairment test during the quarter ended June 30, 2002, which has indicated a possible impairment of the goodwill. The Company will perform the second step of the impairment test during the fourth quarter of 2002 to determine whether any adjustment is necessary.

The following table presents the impact of SFAS No. 142 as if it had been in effect for the nine months ended September 30, 2001 and the three months ended September 30, 2001 (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

		As Restated - See Note 5
Net loss applicable to common stockholders	$(13,422)	$(117,351)	$(4,749)	$(67,976)
Plus: Goodwill amortization	—	3,609	—	1,203

Adjusted net loss applicable to common stockholders	$(13,422)	$(113,742)	$(4,749)	$(66,773)
Basic and diluted earnings per share
Net loss applicable to common stockholders	$(0.21)	$(3.00)	$(0.07)	$(1.70)
Plus: Goodwill amortization	—	0.09	—	0.03

Adjusted net loss applicable to common stockholders	$(0.21)	$(2.91)	$(0.07)	$(1.67)

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (“APB”) 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are superceded by SFAS No. 144, except that the Statement preserves the requirement of APB 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.  The Company is currently evaluating the impact of the provisions of SFAS No. 145 on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Computer software	$137	$178
Computer equipment	293	293
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	124,803	120,523

Total	125,409	121,170
Accumulated depreciation	(22,958)	(15,758)

	102,451	105,412
Construction in progress	—	4,425

Property, plant and equipment, net	$102,451	$109,837

During the nine months ended September 30, 2002, the Company recorded a write-off of property, plant and equipment of $0.7 million. FiberNet recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to FiberNet to abandon these assets, nor does it expect to receive any proceeds or other consideration from the abandonment of these assets. Management had the authority to write-off these assets, in the ordinary course of business, and recorded no other reserves, accruals or other liabilities related to this write-off.

4. SIGNIFICANT EVENTS

On March 15, 2002, the lenders under the Company’s senior secured credit facility agreed to extend the due date of the quarterly interest payment due on March 14, 2002 to April 15, 2002, as part of the initiation of the Company’s proposed recapitalization. Subsequently, as the ongoing negotiations continued, FiberNet’s lenders periodically agreed to extend the due dates of their interest payments. Most recently on October 18, 2002, the lenders agreed to extend the due dates to November 1, 2002.  Concurrently with the closing of the restructuring transactions on October 30, 2002, the lenders agreed to extend the due dates of certain of their interest payments to November 8, 2002 (see Note 6).  During this period, the Company was not in default with respect to its senior secured credit facility (see Note 6).

On June 14, 2002, the holder of the Company’s $2.0 million promissory note that was issued on March 15, 2002, also as part of the initiation of the Company’s proposed recapitalization, agreed to amend certain terms of the note, resulting in an extension of the note’s term to June 28, 2002. The Company has also received subsequent periodic extensions of the note’s term, most recently extending the note’s term to November 8, 2002 on October 30, 2002.  During this period, the Company was not in default with respect to the promissory note (see Note 6).

During the second quarter of 2002, the Company negotiated non-recurring concessions of $1.3 million related to amounts owed to certain vendors, and as a result the Company reduced accounts payable by such an amount. This reduction corresponded to a $0.6 million reduction in property, plant, and equipment and a $0.7 million reduction in cost of services, as these amounts were capitalized and expensed, respectively, in prior periods. The concessions included the termination of a master services agreement with a significant vendor governing telecommunications licenses for 121 commercial office properties. In addition, during the nine months ended September 30, 2002 the Company reached a similar concession with a related party that resulted in forgiveness of a portion of a note payable in the amount of $0.6 million that was recorded as additional paid in capital, in accordance with APB No. 26, “Early Extinguishment of Debt”.

In July 2002 the Company negotiated a revised pricing structure with a significant customer for the services that the Company provides to it, although the Company previously was not obligated to do so. In addition, this customer subsequently terminated certain services that the Company was providing. The impact to revenues attributable to these two events was equal to approximately a $0.5 million reduction in revenues for the three and nine months ended September 30, 2002.  We anticipate that the impact to revenues attributable to these two events for the full year of fiscal 2002 will be equal to approximately a $1.4 million reduction in revenues.  The impact of these events does not put the Company in a loss position with respect to the remaining services with this customer.

In August 2002 the Company defaulted on product orders for dark fiber laterals to certain facilities. As a result, FiberNet lost inter-building connectivity to certain of its facilities, thereby limiting the services that it is able to provide. The Company believes this event will not have a material impact on its business operations or financial results.

In September 2002, we amended our services agreement with a significant customer, which amendment provided for, among other things, the reduction of services to that customer at our option.  We exercised that option in October 2002 and immediately began providing those same services to another customer.  As a result, this transfer in services did not entail any reduction in revenues.

5. RESTATEMENT

The Company restated its consolidated financial statements for the quarter ended March 31, 2001 to record a beneficial conversion feature of $21.0 million in connection with the reduction of the conversion price on series H and series I preferred stock on February 9, 2001. The conversion price of the series H and series I preferred stock was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I preferred stock include provisions requiring the conversion prices to be lowered to the per share price at which the Company issues any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, the Company issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. The amount of the charge assumes the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.”

Other than with respect to the consolidated financial statements for the quarter ended March 31, 2001, this restatement has no impact on the Company’s assets or total stockholders’ equity, and it resulted in an increase in additional paid-in-capital and an increase in net loss. The change increased net loss applicable to common stockholders by $21.0 million and increased net loss applicable to common stockholders per share by $0.54 for the nine months ended September 30, 2001. The change has no impact on the Company’s cash flows. This change was previously reflected in the Company’s annual report on Form 10-K for the fiscal year ended December 31,

2001, as amended.

6. SUBSEQUENT EVENTS

On October 30, 2002 the Company completed a series of transactions with the lenders under its senior credit facility as well as certain investors to undertake the recapitalization of the Company.  These transactions are described below.

Pursuant to the terms of a common stock purchase agreement dated as of October 30, 2002 by and among FiberNet and the lenders under the Company’s credit facility, FiberNet issued 440,000,000 shares of its common stock to the lenders at a price of $0.15 per share, as prepayment of an aggregate of $66.0 million of outstanding indebtedness under the Company’s credit facility. The Company also issued warrants to purchase 110,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years to the lenders. These warrants are immediately exercisable and contain standard anti-dilution protection. As of October 30, 2002, the 440,000,000 shares issued to the lenders constituted approximately 61% of the total number of outstanding shares of common stock. Such shares, together with shares issuable upon exercise of the warrants, also constituted approximately 61% of the shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

In connection with this transaction, FiberNet and certain of its lenders also entered into a stockholders agreement dated as of October 30, 2002. Under the terms of this stockholders agreement, such lenders have the right to designate two independent persons to be members of the Company’s board of directors, along with other certain rights and privileges. Together with the lenders, the Company also executed a seventh amendment to its credit agreement which, among other things, amends certain terms of the credit agreement in conjunction with the transactions that were consummated on October 30, 2002.

As part of the seventh amendment, the term loan commitments and revolving loan commitments available under the credit facility were reduced to a total of $40.5 million from a total of $105.0 million.  The term loan commitments were reduced to $26.2 million, all of which was drawn and outstanding, and the revolving loan commitments were reduced to $14.4 million.  All of the Company’s revolving loan commitments were utilized with drawn, outstanding borrowings of $7.3 million and outstanding letter of credit issued in the amount of $7.1 million.  As of October 30, 2002, the Company had no additional availability under its credit facility.

In addition, the effective applicable margin on FiberNet’s borrowings was reduced from LIBOR+450 basis points to LIBOR+375 basis points until December 31, 2003.  Furthermore, the payment of all accrued interest on borrowings during the period beginning on October 30, 2002 and ending on June 30, 2003 will be capitalized and added to the outstanding principal amount of the term loan indebtedness. Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the credit facility.  As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness, included above. Subsequently on November 11, 2002, the Company issued to its lenders in exchange for the remaining $2.0 million of accrued interest 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years. These warrants are immediately exercisable and contain standard anti-dilution protection.

Other amendments to the Company’s credit facility include modifications to the automatic reduction of commitments and to financial covenants.  Previously the first automatic reduction in the availability under the credit facility was to have occurred on June 30, 2003.  However as amended, the automatic reduction of commitments begin on a quarterly basis on March 31, 2004.  The Company is also now subject to amended financial covenants.  Beginning with the quarter ended September 30, 2002, the Company must now comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA and maximum cumulative capital expenditures.  Beginning on December 31, 2003 in addition to those requirements, the Company’s financial covenants will also include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio.  The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying the Company’s credit facility, as amended.

Pursuant to the terms of an investors’ rights agreement entered into on October 30, 2002 by and among FiberNet and its lenders, the Company has also agreed to file a resale registration statement with respect to all of the shares issued to its lenders, including shares issuable upon exercise of the warrants. The Company expects that this registration statement will also include shares issued in the other recapitalization transactions described below.

On October 30, 2002, the Company also entered into a common stock purchase agreement with certain investors, pursuant to which the Company issued to the investors in a private offering an aggregate of 38,000,000 shares of common stock for a price of $0.10 per share, or an aggregate cash consideration of $3.8 million. Pursuant to the terms of this purchase agreement, the Company also issued to such investors warrants to purchase an additional 38,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years. These warrants are also immediately exercisable and contain standard anti-dilution protection.

Immediately prior to the private offering of common stock and warrants, FiberNet consummated certain related transactions with the investors.  In one such transaction, the Company issued to one of the investors, SDS Merchant Partners, L.P. (“SDS”), 9,002,040 shares of common stock in exchange for the surrender by SDS of a promissory note originally issued on December 7, 2001 by the Company to a related party, which promissory note had been assigned by such related party to SDS immediately prior to such exchange for $150,000 in cash. This exchange was consummated pursuant to the terms of a note exchange agreement dated as of October 30, 2002 by and among the Company and SDS. Such promissory note, at the time of surrender, had an outstanding principal amount of $450,102 owing thereon.

In a second related transaction, the Company issued an aggregate of 104,581,425 shares of common stock to the investors pursuant to the terms of a share exchange agreement dated as of October 30, 2002 by and among the Company and the investors. Such shares were issued upon the conversion of all 104,578 outstanding shares of the Company’s Series H convertible preferred stock. Such investors had, immediately prior to such exchange and conversion, acquired these Series H preferred shares, along with shares of common stock, from a related party for cash consideration of $735,000. The shares of Series H preferred stock so surrendered had an aggregate liquidation preference, including accrued dividends thereon, of $10.7 million.

In a third related transaction, the holders of all 303 outstanding shares of the Company’s Series J-1 convertible preferred stock surrendered such shares to the Company in exchange for 60,600,000 shares of common stock. This transaction was effected pursuant to a Series J-1 exchange agreement dated as of October 30, 2002 by and among the Company and the Series J-1 holders. The Series J-1 preferred stock so surrendered had an aggregate liquidation preference of $3.0 million.

The Company entered into a registration rights agreement dated as of October 30, 2002 with these investors which requires the Company to file a resale registration statement with the Securities and Exchange Commission no later than 30 days after such date, with respect to the registration of all of the shares of common stock issued on October 30, 2002 and all shares issuable upon the exercise of the warrants issued to investors.  As described above, FiberNet expects that this registration statement will also include shares issued to its lenders.

In total, 652,183,465 shares of common stock and warrants to purchase an aggregate of 148,000,000 shares of common stock were issued on October 30, 2002, as part of these transactions.

On November 11, 2002 in addition to the issuance of common stock and warrants to the Company’s lenders in satisfaction of $2.0 million of accrued interest as discussed above, FiberNet issued to SDS 52,000,000 shares of common stock in exchange for the surrender by SDS of the promissory note issued by the Company on March 14, 2002 in the initial principal amount of $2.0 million, pursuant to the terms of a note exchange agreement.  Such promissory note, at the time of surrender, had outstanding principal and accrued interest of $2.1 million owing thereon.  Furthermore, the Company also agreed to include such shares issued to its lenders and SDS within the terms of agreements previously entered into on October 30, 2002, including the registration rights agreement. Other than the inclusion of such additional shares, the terms of such amended and restated agreements are unchanged from those of their respective predecessors.  The Company, together with its lenders, also executed an eighth amendment to the credit agreement dated as of November 11, 2002 to amend certain terms in conjunction with the transactions occurring on such day.

A total of 72,000,000 shares of common stock and warrants to purchase an aggregate of 20,000,000 shares of common stock were issued on November 11, 2002, representing the issuance of approximately 10% of the common stock outstanding, on a fully diluted basis, as of that day.  As a result, the Company had 788,515,187 shares of common stock outstanding, or approximately 1,000,000,000 shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

In connection with the transactions consummated on October 30, 2002 and November 11, 2002, the Company paid a fee of $0.4 million to a financial advisory firm and issued to that firm warrants to purchase an additional 6,200,000 shares of common stock at an exercise price of $0.001 per share with a term of one year. In addition, Michael Liss, the Company’s Chief Executive Officer, was compensated in the amount of $0.4 million for his efforts in negotiating and completing the transactions described above.

As of September 30, 2002, the outstanding borrowings under the Company’s credit facility were $96.2 million, and the weighted average interest rate on its outstanding borrowings under the facility was 6.4%.  However as of November 13, 2002, the outstanding borrowings under the Company’s credit facility were $33.4 million, and there were no events of default under its credit agreement.  The Company has evaluated the transactions of its recapitalization under Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and determined that the related debt should be classified as a long-term liability as of September 30, 2002 because, subsequent to the balance sheet date of September 30, 2002 but prior to the issuance of this Form 10-Q, the Company refinanced the debt on a long-term basis.  In addition, under Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” the Company determined that the subordinated note payable of $2.0 million and note payable to an affiliate of $0.4 million should be classified as a long-term liability as of September 30, 2002 because, subsequent to the balance sheet date of September 30, 2002 but prior to the issuance of this Form 10-Q, the Company converted these notes into equity.