Form 10-K
period 2002-12-31
FIBERNET TELECOM GROUP INC\
filed 2003-03-31
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-24661

FiberNet Telecom Group, Inc.
 (Name of Registrant in Its Charter)

Delaware	52-2255974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Lexington Avenue, New York, NY	10022

(Address of Principal Executive Offices)	(Zip Code)

(212) 405-6200
 (Issuer’s Telephone Number, Including Area Code)

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

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on June 30, 2002, was $2,961,374, based on the last sale price as reported by the Nasdaq National Market System.

     The number of shares outstanding of the registrant’s common stock, as of March 20, 2003, was 1,048,712,926 shares of Common Stock, $.001 par value.

     Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity to other telecommunications service providers for their data, voice and video transmissions.  Our networks provide an advanced, high bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ networks.  Our primary business is to provide optical and electrical broadband circuits within and between carrier hotels, which are industrial buildings where service providers house their communications equipment to exchange and route communications traffic.  Our networks support multiple domestic and international transmission protocols including synchronous optical network, or SONET, synchronous digital hierarchy, or SDH, Ethernet, and Internet Protocol, or IP, and can deliver broadband connections with bandwidth ranging from 1.5 megabits per second to 10.0 gigabits per second, as well as optical wavelengths. We are currently operating primarily in the two gateway markets of New York and Los Angeles, focusing our services in the local loop of major metropolitan areas.

Industry Background

Over the past several years, there has been significant growth in the use of communications services, including Internet access, electronic commerce, streaming video and virtual private networks. As a result of the deregulation of the communications industry, these broadband applications are being provided by a number of new service providers. This increase in bandwidth intensive data applications and providers of these services has resulted in additional demand for transmission capacity on communications networks and additional capacity to the national and international telecom infrastructure. In addition, more businesses are relying on communications services to conduct mission critical operations, increasing the need for greater network reliability, security and speed.

In the past two years, however, general economic weakness has severely impacted the telecommunications industry in particular. The expected demand for broadband connectivity has not been realized in many segments of the market.  Although applications for additional telecommunications network capacity have been developed, the actual demand for capacity from those applications has not met industry expectations, and significant excess capacity has depressed the market for communications services.  As a result there has been an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings, which have contributed to the financial distress that many companies in the telecommunications industry are currently experiencing.

The deployment of communications network infrastructure consists of two separate segments.

Long-Haul Networks. Expected demand for transmission capacity was initially focused between metropolitan areas. As a result, long-haul fiber-optic networks were built to function as transport links for vast amounts of traffic between metropolitan locations worldwide. Communications traffic is aggregated at the core of metropolitan networks and transferred onto long-haul networks for transmission to other metropolitan points. These long-haul networks typically terminate at carrier hotels in metropolitan locations, where traffic is routed onto local metropolitan networks.  This segment of the market has been subject to the most severe downturn in the industry.

Local Loop Networks. The role of networks in metropolitan areas is to transport large volumes of traffic delivered by long-haul networks, as well as traffic generated in the local loop, between carrier interconnection points and end-user locations. Existing metropolitan networks mainly consist of copper infrastructure installed by incumbent local exchange carriers, or ILECs, and regional Bell operating companies, or RBOCs. These legacy networks were built for voice traffic and cannot support the volumes of data intensive traffic being generated in the local loop. In contrast to this legacy infrastructure, many sophisticated end-users of communications services, like tenants within commercial offices, have deployed high-capacity local area networks, or LANs, which have abundant network capacity.

There are numerous technically complex issues involved in building out local loop networks to increase capacity and extend connectivity in metropolitan areas:

•

Diverse traffic. Data on local loop networks is generated by a large number of end-users served by a variety of service providers. As a result, metropolitan traffic is transmitted in multiple protocols using different technology platforms.

•

Complex architecture. The infrastructure of local loop networks must reach a multitude of locations to access end-users in dense urban areas and to interconnect the networks of their service providers so that they may exchange communications traffic.

•

Rights of way. Installing new, broadband networks requires the use of numerous rights of way, which are controlled by many different public and private entities in each metropolitan area.  Securing access to riser systems in carrier hotels and office buildings to install vertical infrastructure between floors is particularly difficult.

These complexities have impeded the deployment of additional bandwidth capacity in the local loop. As a result, an opportunity arose in many major metropolitan areas to provide sufficient network capacity starting at the carrier interconnection point, which is the entry point to the local loop, and extending all the way to the tenants’ LANs in office buildings.

Needs of Telecommunications Service Providers in Major Metropolitan Areas

Service providers are seeking a local loop network that allows them to rapidly and cost-effectively interconnect their networks with each other and to provide their communications services to end-users. In particular, they seek:

End-to-End Connectivity to Multiple Locations. Service providers establish points of presence for their networking equipment in carrier hotels in metropolitan areas.  Because of the myriad of national and international telecommunications networks, the number of points of presence in major gateway markets is extensive.  Network connectivity must extend directly to a significant number of these points of presence so that service providers may efficiently exchange communications traffic.  In addition, service providers need to connect directly to the end-users of their communications services.

Carrier Neutral Transport Services. Traditionally, service providers have relied on ILECs and RBOCs for metropolitan connectivity, also known as transport. However, in addition to providing network transport, both the ILECs and RBOCs provide communications services directly to end-users. This puts service providers at a competitive disadvantage. Unless these service providers undertake the time-consuming and costly construction of their own proprietary networks, they are dependent on their competitors’ networks for transport.

Reliable, High-Capacity Network. Service providers desire a broadband network with the robust transmission capacity to maximize the speed of their services and with a reliable quality of service to ensure the delivery of their traffic. Further, in order to offer a full range of services, providers are seeking a network that can incorporate multiple transmission protocols and new technologies.

Rapid Provisioning of Services. Service providers need a network provider that has deployed an extensive, ubiquitous network and the necessary advanced network management systems to rapidly provision circuits.  One alternative for connectivity in metropolitan areas is dark fiber, which is inoperative until lit by installing optical networking equipment. Lighting dark fiber can be expensive and time consuming. Service providers can significantly decrease the time and cost to provision interconnections and services to end-users by obtaining capacity from a network provider that offers lit network capacity.

Our Solution

We are focused on owning and operating advanced, broadband networks that provide superior carrier neutral capacity to service providers in metropolitan areas. We design, install and operate local loop networks to provide wholesale end-to-end, broadband connectivity that is scalable, reliable and secure. We also enter into strategic agreements with building owners and managers pursuant to which we manage the communications access and infrastructure in their buildings. The following are key elements of our solution:

Full Range of Services. In our markets, our carrier point facilities, metropolitan transport networks and FiberNet in-building networks, or FINs, will offer service providers cost-effective access to complete optical and electrical local loop networks. Our carrier-to-carrier transport services provide fiber-optic connectivity to carriers between and within carrier hotels. Our carrier-to-customer transport services provide fiber-optic transport between carrier points and on-net buildings in which we have deployed our FINs. By offering both of these transport services, we believe that we can meet a service providers’ end-to-end connectivity needs.

We also offer colocation services at certain of our carrier point facilities and on-net and off-net buildings. Colocation refers to the ability of a carrier to locate its networking equipment in another carrier’s facilities. These colocation facilities provide service providers with a network interconnection point where they can terminate their traffic and transfer it onto our high-capacity networks.

In addition, we provide access management services to certain property owners and managers of buildings that are not on our metropolitan transport network, which we refer to as our off-net buildings. In these buildings we deploy network infrastructure and coordinate service providers’ access to that infrastructure.

Extensive Network Reach.  We have deployed significant network infrastructure in our gateway markets to establish connectivity to an extensive number of service providers, enabling us to exchange traffic between many other carriers.  The reach of our network, particularly our vertical infrastructure in carrier hotels, is a competitive advantage in that our carrier customers are able to interconnect with many other carriers’ networks through a single interconnection with our network.

Network Architecture. In order to provide high quality local loop network services to our customers, we have deployed what we believe to be an advanced optical and electrical local loop network architecture. Features of this network architecture include:

•	the use of optical networking equipment that can transmit data at the speeds up to 10.0 gigabits per second or can provide multiple optical wavelengths for data transmission;

•	dense wave division multiplexing equipment that is capable of increasing the transmission capacities of each fiber-optic strand in our networks;

•

an open architecture that supports new broadband technologies and multiple domestic and international transmission protocols, including SONET, SDH, Ethernet, Frame Relay, ATM and IP, to meet our service provider customers’ evolving demands; and

•

multiple fibers laid in interconnecting circles, or ring architectures, over which traffic can be routed in a different direction or to a different fiber if there is a break in one of the rings, creating networks that are fully redundant and self-healing.

Rapid Provisioning of Services. Our optical local loop network gives us the ability to provision new circuits in as little as eight business days through our centralized network operations center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers’ growing bandwidth requirements. Our customers can order capacity with minimal lead time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers’ decisions to order our services.

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

Establish our position as a leading provider of connectivity to carrier hotels. We have deployed fiber optic transport infrastructure in seven major carrier hotels in New York City, two major carrier hotels in New Jersey, one major carrier hotel on Long Island, and five major carrier hotels in Los Angeles. By establishing our presence in multiple carrier hotels, we hope to expand the geographic reach of our networks and increase the size of our addressable market. In addition, this presence increases our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

Strengthen and expand upon our relationships with customers. We believe that our local loop end-to-end fiber-optic connectivity is a compelling service offering to our carrier customers. We intend to promote:

•	our carrier-neutral position;
•	our open architecture that supports multiple transmission protocols;
•	our ability to provide services to multiple broadband carriers,;
•	our rapid provisioning time;
•	our ability to increase transport capacity rapidly to meet our customers’ needs; and
•	the carrier-class reliability of our networks.

We believe that due to our wholesale strategy we have a broader potential customer base than our competitors. Our potential customers include ILECs, RBOCs, competitive local exchange carriers, or CLECs, BLECs, inter-exchange carriers, or IXCs, Internet service providers, or ISPs, application service providers, or ASPs, post telephone & telegraph administrators, or PTTs, and integrated communications providers, or ICPs. We intend to strengthen our relationships with our existing customers and actively market our service offerings to this broad range of customers. As of December 31, 2002, we had 104 customers, including 360networks, AT&T, Bell Nexxia, BellSouth, British Telecom, Entel Chile, Equant, FLAG Telecom, France Telecom, Hanaro Telecom, NTT America, Qwest, Sprint, SwissFone, T-Systems (formerly Deutsche Telekom), Universal Access, Verizon, Winstar, and Wiltel Communications.

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

Our Services

Our services are designed to provide communications transport and colocation within our markets, and communications access management and infrastructure in markets nationwide:

 Transport

Our transport services consist of T-1 through OC-192 circuits, E-1 through STM-64 circuits, 10 Base-T, 100 Base-T and gigabit Ethernet connections and optical wavelengths. We also offer vertical dark fiber in certain of our carrier hotel facilities and our on-net and off-net buildings.

Carrier-to-Carrier Transport. We provide carrier-to-carrier transport by building optical transport facilities within and between carrier hotels. We offer carrier-to-carrier connectivity ranging from transport between floors of a carrier hotel, to comprehensive connectivity between carrier hotels within a metropolitan area.

Carrier-to-Customer Transport. Our carrier-to-customer transport services provide our customers with connectivity from the carrier hotels where their communications traffic is aggregated to their end-user customers in our on-net commercial buildings. We transport their data from carrier hotels, via our metropolitan transport networks, to the central equipment rooms that we establish in the basements of our on-net buildings. Once in the central equipment room, the data is transferred from our metropolitan transport network onto our FIN and routed to the appropriate floor of the on-net building, where the end-user is located.

Meet-Me-Room Cross Connections. At 60 Hudson Street in New York City, one of the premier carrier hotels in the world, we operate the meet-me-room, a centralized, carrier-class cross connection facility. This facility enables us to offer our customers a single room within the carrier hotel where they can cross connect with one another in a secure, rapid and cost-effective manner.

Network Solutions Transport. In 2003, we initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own.  We intend to sell this connectivity to our customers and purchase the underlying circuits from other wholesale, telecommunications carriers.  With this new initiative, we believe that we can serve the broader network capacity needs of our customers than we are currently able to on our own networks.  We intend to offer network solutions transport in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas.

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

Carrier Point Facilities

Carrier point facilities are environmentally controlled, secure sites within a carrier hotel, designed to house carrier transmission and networking equipment. At these facilities we establish the interconnection of our metropolitan transport networks with other service providers’ networks. This interconnection of networks enables us to transfer other carriers’ traffic onto our local loop networks and provide transport services to them. In addition to utilizing our carrier point facilities to interconnect with service providers, we also offer colocation and other ancillary services at certain of these facilities.

Our primary carrier point facilities in New York City are located in 60 Hudson Street and 111 8th Avenue. We have established eight other secondary carrier point facilities in New York City, Long Island and New Jersey, which we have connected to both 60 Hudson Street and 111 8th Avenue via our metropolitan transport networks. Our primary carrier point facility in Los Angeles is located at 707 Wilshire Boulevard. Until recently, we had five secondary carrier point facilities in Los Angeles. Due to the economic slowdown and a rationalization of our facilities and network infrastructure, we have recently closed one of these facilities. By establishing our presence in multiple carrier hotels we increased our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers. Although we currently have no plans to add additional carrier point facilities, we continually monitor and evaluate each of our markets to assess the viability of our existing facilities and to determine if the development of additional facilities is warranted.  At our primary sites we offer colocation facilities in addition to transport and interconnection services. In certain of our secondary carrier point facilities, we have colocated in other carriers’ facilities.

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

Our existing metropolitan transport networks consists of OC-48 SONET and protocol independent rings deployed in midtown Manhattan, downtown Manhattan, New York/Long Island, New York/New Jersey, and Los Angeles. In the future, we may establish additional metropolitan transport networks in additional markets, if we determine that there is a need for additional capacity.

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

Our in-building fiber-optic network infrastructure consists of:

•

Direct and diverse routing to metropolitan transport network. Our metropolitan transport network enters an on-net building at one or two discrete points and interconnects with the FIN in our central equipment room in the basement of the building. Diverse routing and interconnection in the building basement enables the seamless transfer of traffic between the FIN and our high-bandwidth metropolitan transport network. We offer dedicated bandwidth without over-subscription directly between the tenants’ premises and the carrier point facilities, so that our customers avoid congestion or a bottleneck, as traffic is transmitted from our FINs to our out-of-building metropolitan transport networks.

•

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

•

Redundant, vertical riser system. We configure, install, own and manage a fiber-optic network in the building’s vertical riser system. We believe our FINs are designed to ensure reliability and scalability. By deploying over one hundred strands of fiber in dual risers, our FINs allow for redundant fiber paths in a ring architecture. Our FINs generally extend from the central equipment room in the basement of the building throughout the building.

Network Operations Center

We monitor and manage traffic on our networks from our NOC located in Newark, New Jersey using Preside and MetaSolv TBS software. Our NOC enables us to provision circuits to any point on our networks and to provide timely customer support and maintenance from a centralized location. Our networks are monitored and maintained 24 hours a day, 7 days a week.

Real Estate

On-net buildings. In buildings that we have identified as on-net buildings, we sign a license agreement with the building owner or manager for the installation of a FIN. Our typical on-net license agreement has an initial term of 15 years, with renewal options of up to 10 years. We have installed FINs in 20 on-net buildings, and we do not presently plan on installing any additional FINs.

Off-net buildings. In buildings that we select as off-net buildings, we enter into license agreements with the owners or managers typically for an initial term of five years, with renewal options of up to 15 years. Once the license agreement has been executed, we enter into agreements with communications service providers, giving them non-exclusive access to provide services in the building. We currently have contracts to manage the communications infrastructure in approximately 75 off-net buildings, after recently terminating our agreements for approximately 30 other off-net buildings that we determined were no longer economically viable.

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

Marketing. Our marketing strategy is focused on building relationships with our customers and our real estate partners. We believe that all segments benefit from targeted advertising, public relations efforts, promotional materials, event marketing and personal selling techniques. In addition, we have marketing activities directed specifically to each of our constituent markets. These activities include supporting industry organizations, participating in conferences, tradeshows and seminars, preparing personalized presentations and engaging in direct marketing.

Customers

We have a broad target customer base that includes ILECs, RBOCs, CLECs, IXCs, ISPs, ASPs, PTTs and ICPs. Our technologically advanced fiber-optic infrastructure meets the needs not just of small- and medium-sized business end-users, but also large corporate end-users. This expands the size of our addressable market beyond that of traditional CLECs, which are generally focused on the small- and medium-sized business market opportunity. The flexibility of our network also allows us to interconnect with internationally based customers as well. We enter into contracts with our customers with terms ranging from one month to fifteen years.

During the recent downturn in the telecommunications industry, a large number of our customers have experienced significant financial distress. Customers that have filed for bankruptcy include Cambrian Communications, Enron Broadband Services, FLAG Telecom, Genuity Solutions, Global Crossing, Metromedia Fiber Networks, NorthEast Optical Networks (NEON) and Williams Communications. In addition, we believe that other customers may file for bankruptcy in the future.

Transport and Colocation Customers

We target service providers seeking cost-effective, flexible, reliable, broadband network connectivity in the local loop. The increase in communications traffic and data intensive applications and the deregulation of the telecommunications industry has resulted in rapid growth in the number of service providers operating in the local loop market. Many of these providers do not have their own metropolitan networks and rely on us for transport in the local loop. Our customer base also includes providers that have their own local networks, but do not have sufficient bandwidth to meet their customers’ needs or are seeking shorter installation intervals and will benefit from our faster provisioning times. We also generate transport-traffic through agreements with our colocation customers.

Our transport and colocation customers are typically:

•

service providers that have significant bandwidth demands between carrier points for the aggregation of their network traffic. These customers need to interconnect high-capacity circuits with other service providers’ networks. These carriers typically include national and international long-haul carriers;

•	service providers requiring connectivity to their retail customers in our on-net buildings; and

•	service providers requiring a secure technical operating environment in which to locate their communications and networking equipment.

As of December 31, 2002, our transport and colocation customers included 360networks, AT&T, Bell Nexxia, BellSouth, British Telecom, Entel Chile, Equant, FLAG Telecom, France Telecom, Hanaro Telecom, NTT America, Qwest, Sprint, SwissFone, T-Systems (formerly Deutsche Telekom), Universal Access, Verizon, Winstar, and Wiltel Communications.

Access Management Customers

Our access management customers include facilities-based providers that want access to our on-net and off-net buildings to provide communications services to tenants in the building. As of December 31, 2002, our access customers included AT&T, Cogent Communications, Winstar, Con Edison Communications, XO Communications, IntelliSpace, Yipes, and QwestLink.

Competition

The market for our services is very competitive. Our competitors include established and new communications companies.

Local Telephone Companies. In New York City and Los Angeles, we face significant competition from ILECs and RBOCs, which currently dominate local communications markets, and CLECs, which are increasing their market penetration for local communications services. ILECs, including Verizon Communications, have several competitive advantages over us, which include established brand names, reputation and significant capital. As a result of the Telecommunications Act of 1996, ILECs are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to our services. Moreover, ILECs also sell wholesale connectivity in the local loop, which competes with our local loop transport services. Various other competitive communications providers also own communications infrastructure in the local loop. Some of these carriers currently compete with us in the market for providing broadband transmission capacity in the local loop, and such competition may increase in the future.

Other In-Building Communications Providers. Certain integrated communications providers are deploying their own network infrastructure in commercial office properties in our markets to provide communications services to tenants. These include, but are not limited to, AT&T, WorldCom and XO Communications. These companies build out networks on which they offer only their own services. Consequently, they could indirectly compete against us by not utilizing our FIN to gain connectivity to tenants. in their buildings. We have competed and will continue to compete with some of these companies for in-building communications services and license agreements.

Metropolitan Network Providers. Many of the leading communications companies, including AT&T, WorldCom, Sprint, Level 3, Qwest and Time Warner Telecom, have constructed or are constructing fiber-optic networks within metropolitan areas. These companies utilize their networks for their own transmission requirements and in certain circumstances provide excess network capacity to other carriers. Other communications companies, such as Con Edison Communications, Metromedia Fiber Network, Looking Glass Networks and OnFiber Communications, build metropolitan fiber networks that are leased or sold to other carriers and large corporate users. In addition, these companies could begin to build their own in-building networks. We compete directly and indirectly with these companies in New York City and Los Angeles.

Fixed Wireless Service Providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high- speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized business customers and have business strategies that are similar to ours. These providers include Winstar, Sprint, WorldCom and XO Communications.

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

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last seven years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934 (“Act”).

Our services are provided through our operating subsidiaries, Local Fiber, Equal Access and Devnet. The services offered by our subsidiaries fall into one of two categories:

•	telecommunications services or common carriage; and

•	non-telecommunications services.

Certain regulations associated with each type of offering are described below. Although the law establishing regulatory requirements is often unclear, our telecommunications services generally are subject to a lower degree of federal and state regulation than those of dominant carriers such as the RBOCs.

Telecommunications Services

One of our subsidiaries, Local Fiber, is regulated as a telecommunications carrier because it provides telecommunications services directly to the public for a fee, or to such class of users as to be effectively available to the public. Telecommunications carriers are subject to extensive federal, state and local telecommunications regulation that may impose substantial administrative and other burdens on our operations.

As a competitive provider of local and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to the contribution to numerous funds to the extent we provide interstate services or obtain numbers for end user customers. These funds include the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 7.2805% of gross interstate end-user telecommunications revenues for the first quarter of 2003, and may be higher in subsequent quarters and years.  The FCC is reviewing its current universal service assessment, contribution, and recovery rules.  Changes to the universal service rules could affect our revenues.  FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross interstate end-user telecommunications revenues.  Our contribution obligations historically have been minimal or none because our customer base has been predominately carriers rather than end users and the services local or intrastate.  Our contribution obligations could increase should we provide more services to end users.

Local Fiber is also required to comply with a number of other federal regulatory requirements. Third parties may file complaints against us at the FCC for violations of the Act or the FCC’s regulations. Certain statistical reporting requirements may also apply. Although compliance with these regulatory requirements imposes certain administrative burdens, similarly situated competitors are subject to comparable regulatory obligations.

Local Exchange Carrier Regulation. The Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, and imposes additional requirements on ILECs. CLECs compete with the ILECs for local subscribers of telecommunications services. As discussed under our state regulation section, Local Fiber provides local transport services and has obtained authorization as a CLEC to provide telecommunications services in the states of New York, Illinois, New Jersey, and California. However, because of the nature of Local Fiber’s service offerings, not all CLEC obligations will apply to us. As a CLEC, Local Fiber is subject to any requirement imposed by the FCC that is generally applicable to local exchange carriers or LECs. In addition, LEC regulations affect us to the extent that they have a direct affect on our carrier customers.

Under the Act, all telecommunications carriers must interconnect directly or indirectly with the facilities of other telecommunications carriers, offer certain services for resale, provide number portability and dialing parity, provide access to rights-of-way, and establish reciprocal compensation arrangements for the transport and termination of traffic.  In addition to these general duties, ILECs have additional obligations to provide cost-based interconnection at any technically feasible point, access to certain portions of their network at cost-based rates, and collocation to requesting carriers.

The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the Act. In order to foster competition in the local exchange market, the FCC requires ILECs to offer access to certain portions of their communications networks (known as network elements) to CLECs at cost-based rates. The FCC’s decision implementing the interconnection and local competition provisions of the Act has been appealed, reconsidered, and modified several times.  In January 1999, the United States Supreme Court upheld the FCC’s authority to require ILECs to offer portions of their network to CLECs at cost-based rates.  Similarly, in May 2002, the Supreme Court upheld the FCC’s pricing methodology for developing cost-based rates.

Most recently, in February 2003, the FCC modified the list of unbundled network elements to reduce the number of elements ILECs must offer to competitors.  In addition, the FCC has established a three-year transition period for the elimination of line sharing, which permitted competing carriers to offer digital subscriber line services over the same copper loop facilities used by the ILECs to provide voice telephone service.  The FCC has also indicated that it plans to undertake a comprehensive review of its pricing regime in 2003.  It is likely that the FCC’s February 2003 action will be appealed, and the outcome of that appeal and any subsequent FCC action could adversely affect our ability to obtain the elements of the ILECs’ networks we require to provide service to our customers.  In addition, to the extent our customers buy unbundled network elements from the ILEC, any court or FCC revisions of the interconnection and local competition provisions of the Act, including access to unbundled network elements or pricing, could affect the growth opportunities for some of our customers and thus demand for our services.

The FCC has also adopted rules regarding how telecommunications carriers compensate each other for the transport and termination of telecommunications traffic.  In April 2001, the FCC issued an order limiting the amount of compensation to be paid to terminate some traffic bound for Internet Service Providers (“ISP-bound traffic”) and eliminating compensation for other ISP-bound traffic.  On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and  remanded the FCC’s order back to the FCC for further consideration.  In addition, several parties have asked the FCC to reconsider its decision.  The FCC has taken no action on either the remand from the federal court or on the petitions for reconsideration. This matter is also now on appeal to the Supreme Court of the United States.  In addition, the FCC is exploring methods to unify intercarrier compensation and access charges, and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as other alternative modifications to the existing intercarrier compensation regimes.  Our revenues may be negatively affected by FCC and court decisions on compensation matters.

As part of its ongoing examination of the competitive marketplace, the FCC is currently examining several other competition-related issues. First, the FCC is considering whether to adopt a set of performance measures and standards that could improve enforcement of ILECs’ wholesale obligations under the Act. Second, the FCC is considering how to regulate broadband services provisioned by ILECs. Finally, the FCC is looking at the appropriate regulatory treatment under the Act for a wireline carrier’s offering of broadband telecommunications services bundled with information services. The outcome of these proceedings may affect the rates, terms or conditions of our service offerings, and result in increased competition from ILECs with respect to some of our services.

In addition to the numerous decisions to implement the Act, in August 1999, the FCC issued an Order that provided substantial new pricing flexibility to ILECs. The pricing flexibility applies primarily to special access and dedicated transport. An appeals court recently upheld the FCC’s decision. This ruling will ultimately permit ILECs to utilize contract arrangements for the provision of dedicated services similar to the way in which we offer these same types of services. As a result of this new pricing flexibility for ILECs, we could face greater competition with respect to the services we provide. The FCC, however, is currently considering the adoption of performance measures and standards for ILEC-provisioned special access services, and thus, the ILECs’ special access services may face greater regulation.

All of these FCC regulations and pending proceedings may affect the growth opportunities for some of our customers and thus the demand for our services.  In addition, the outcome of these proceedings may affect the rates, terms or conditions of our service offerings as well as our revenues.

State Regulation

The Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

Local Fiber must obtain and maintain certificates of authority from regulatory bodies in states where it offers intrastate telecommunications services on a common carrier basis. In most states, telecommunications providers must also file and obtain prior regulatory approval of tariffs for its regulated intrastate services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state law or regulations. Fines and other penalties also may be imposed for such violations. Local Fiber is currently authorized as a CLEC to provide intrastate services in New York, New Jersey, Illinois, and California, and may seek additional authority in other states. Delays in receiving required regulatory approvals in other states could also have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

State regulatory commissions generally regulate the rates RBOCs charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. Intrastate access rates affect the costs of carriers providing intrastate long distance services and demand for our services and those that other carriers provide. Under the Act, state commissions have jurisdiction to arbitrate and review negotiations between local telephone companies and CLECs regarding the prices local telephone companies charge CLECs for interconnection and resale. In setting these prices, state commissions must use a forward-looking cost methodology as required by the FCC, and later upheld by the Supreme Court. A state may also impose telecommunications taxes and fees for state-level universal service and other programs on providers of services within that state.

Local Regulation

In addition to federal and state laws, local governments exercise legal authority that may affect Local Fiber’s operations. For example, local governments retain the authority to license public rights-of-way, subject to the limitation that local governments may not prohibit the provision of telecommunications services. Local authorities affect the timing and costs associated with the use of public rights-of-way. These regulations may have an adverse effect on our business to the extent Local Fiber requires access to such public rights-of-way.

Non-Telecommunications Services

Our subsidiaries, Equal Access and Devnet are not subject to telecommunications carrier regulation. Unlike a telecommunications carrier, Equal Access and Devnet do not hold their offerings out to the public generally for a fee. Moreover, Equal Access and Devnet do not use public rights-of-way that may trigger local regulation. Equal Access and Devnet generally enter into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access and Devnet merely provide the in-building capacity over which telecommunications service providers may provide telecommunications services, including access to the public telephone system that enables a tenant to reach any point on the public telephone system. However, certain proposals have been made before Congress and the FCC that could have an adverse impact on Equal Access’ and Devnet’s exclusive contractual rights, in certain buildings, to provide such capacity.

Regulation of Equal Access and Devnet

Equal Access and Devnet are subject to numerous local regulations such as building and electrical codes, licensing requirements and construction requirements. These regulations vary on a city-by-city and county-by-county basis.

Equal Access and Devnet generally secure multi-year license agreements with real estate owners for the exclusive right to lease intra-building fiber capacity to third parties. Under current FCC regulations, commercial real estate owners have the right to control wiring within their premises, beyond the demarcation point at which telecommunications carriers terminate their facilities. The demarcation point is typically at a minimum point of entry to the building such as the basement. These rules allow the real estate owners or managers to install and maintain their own inside wiring, or to contract with companies, such as Equal Access or Devnet, to maintain wiring on their behalf. If laws or regulations are enacted that effectively require building owners to give inside wiring access to all requesting telecommunications providers on nondiscriminatory terms, Equal Access’ and Devnet’s ability to secure and maintain exclusive inside wiring contracts may be inhibited.

As of December 31, 2002, there was no federal legal requirement that owners or managers of privately owned commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, requirements in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi- tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s  rules  prohibit carriers  from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

Federal laws and regulations concerning building access have been considered in the past and may be adopted in the future. On June 10, 1999, the FCC initiated an inquiry into riser access in multiple tenant environments and requested comment on the following issues:

•

the FCC’s tentative conclusion that utilities must allow telecommunications and cable service providers access to rooftop and other rights-of-way and utility shaft conduits in multiple tenant environments on just, reasonable and nondiscriminatory rates, terms and conditions; and

•	whether incumbent local telephone companies should make available unbundled access to riser cable and wiring within multiple tenant environments.

On October 25, 2000, the FCC released  and Order promoting competition between telecommunication carriers by regulating access to multiple tenant buildings. The FCC’s decision  bars telecommunications carriers from entering into exclusive contracts with commercial building owners in the future. Because Equal Access and Devnet are not “telecommunications carriers,” the FCC’s decision does not apply to them or their dealings with building owners. The FCC’s decision  also requires local exchange carriers and other utilities within multiple tenant buildings to provide other telecommunications carriers and cable service providers reasonable and non-discriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility. This requirement will not apply directly to Equal Access or Devnet because they are not telecommunications carriers or utilities. However, this requirement may apply to telecommunications carriers and utilities holding separate access rights to those of Equal Access and Devnet in FiberNet buildings, and it may also apply to Equal Access’ and Devnet’s telecommunications carrier customers. Depending on how these rules are interpreted, these requirements may facilitate our competitors’ entry into buildings in which we offer our services by permitting our competitors to gain access through the separate access rights currently held by local exchange carriers or other utilities in the same buildings. We cannot predict how the FCC’s rules will be interpreted regarding this requirement or what, if any, effect such an interpretation would have on Equal Access or Devnet. The FCC also established procedures to enable building owners to request that the incumbent local exchange carrier move the demarcation point, the point at which the telecommunications network wiring under the incumbent local exchange carrier’s control ends and wiring under building owner/end-user control begins, to the minimum point of entry. The minimum point of entry is defined as either the closest practicable point to where the wiring crosses a property line or the closest practicable point to where the wiring enters a multi-tenant building or buildings. The FCC’s procedures to clarify the demarcation point in multi-tenant buildings do not place an obligation on Equal Access, Devnet or Local Fiber, because none of these entities are incumbent local exchange carriers. However, we cannot predict the FCC’s implementation of its demarcation point procedures or the consequences resulting from a building owner’s decision to locate the demarcation point at the minimum point of entry.

Many parties have petitioned the FCC for reconsideration of its building access order and the FCC is currently considering those requests. In addition, the FCC has also issued a further notice requesting comments on, among other things, whether:

•	the prohibition on exclusive access contracts in commercial buildings should be extended to residential buildings;

•	to apply retroactively the bar on exclusive contracts in commercial or residential buildings;

•	to prevent carriers from obtaining other preferential benefits from building owners, such as exclusive marketing; and

•

it has authority to prevent a local exchange carrier from providing service to a building, if the owner of the building unreasonably prevents competing carriers from gaining access to potential customers located in the building.

We cannot predict the outcome of the FCC’s proceeding or of any legislation, nor what effect, if any, it may have on our business.

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

Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2003.

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

Employees

As of December 31, 2002, we had 75 employees, including 43 in network operations, 19 in sales and marketing and 13 in finance and administration. During fiscal 2002, we significantly downsized the number of our employees from 108 to 75. The reduction in headcount impacted all departments of our company. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet, of which we are subleasing approximately 5,100 square feet. The term for these premises expires in 2008. We also lease additional office space in Garden City, New York consisting of 3,800 square feet under a lease that expires in 2005. In addition, we have office space in Rochester, New York, our former headquarters, which we are subleasing. We lease 15,000 square feet under a lease that expires in 2005. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. Our warehouse facility is located in Long Island City, New York. We lease 6,500 square feet under a lease that expires in 2005, which is also being subleased. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and at 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 30,039 square feet, both of which expire in 2015. The lease at 111 Eighth Avenue is for 11,912 square feet and expires in 2015. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of our on-net buildings for our central equipment rooms. We currently do not intend to lease additional space in the next 12 months.  However, we regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders which convened on October 3, 2002, the stockholders:

1.	Elected six nominees for directors to serve for a term ending in 2003;
2.	Ratified the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002;
3.

Approved, for purposes of NASD Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), the issuance of shares of our common stock, including shares underlying any related warrants or other rights to purchase additional shares of our common stock, in an amount greater than 20% of our outstanding shares of common stock as of the date of such issuance, to the lenders under our senior secured credit facility, in connection with the conversion of $66.0 million of our outstanding senior secured indebtedness into shares of our common stock, resulting in a change of control;

4.

Approved, for purposes of NASD Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), the issuance of shares of our common stock, including shares underlying any related warrants or other rights to purchase additional shares of our common stock, in an amount greater than 20% of our outstanding shares of common stock as of the date of such issuance, upon the closing of a contemplated private placement of up to $7.0 million of our common stock, as a condition to the consummation of the senior secured debt conversion described in Proposal 3, resulting in a change of control;

5.

Approved, for purposes of NASD Marketplace Rule 4350(i)(1)(D)(ii), the issuance of greater than 20% of our common stock outstanding as of February 1, 2001 in connection with our directed public offering which occurred on February 1, 2001;

6.

Approved, for purposes of NASD Marketplace Rule 4350(i)(1)(D)(ii), the issuance of greater than 20% of our common stock outstanding as of December 7, 2001, upon conversion of the series J preferred stock and the exercise of related series A warrants and series B warrants, sold to purchasers pursuant to a Purchase Agreement that we entered into on December 6, 2001 with the Purchasers named therein;

7.

Authorized the Board of Directors, in its discretion, to adjust the exercise prices of all of our outstanding warrants to $.001 per share, if such warrants are exercised during the 20 business day period following the date of the commencement of the repricing;

8.

Authorized the Board of Directors, in its discretion, to amend our certificate of incorporation to effect a 1-for-20 reverse stock split of our issued and outstanding shares of common stock without further approval or authorization of our stockholders at any time prior to June 30, 2003;

9.

Authorized the Board of Directors, in its discretion, to amend our certificate of incorporation to effect a 1-for-30 reverse stock split of our issued and outstanding shares of common stock without further approval or authorization of our stockholders at any time prior to June 30, 2003; and

10.

Authorized the Board of Directors, in its discretion, to amend our certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 2,000,000,000 at any time prior to June 30, 2003.

The following tables show the common stock votes cast with respect to the Proposals identified above:

Election of directors:	For	Withheld Authority

Timothy P. Bradley	52,505,485	1,679,434
Philip L. DiGennaro	52,504,105	1,680,634
Roy (Trey) D. Farmer III	52,504,285	1,680,634
Michael S. Liss	52,505,405	1,679,334
Charles J. Mahoney	52,494,235	1,690,684
Richard E. Sayers	52,504,435	1,680,484

With respect to Proposals 2 – 10	For	Against	Abstentions

Proposal 2.	53,984,326	187,798	12,795
Proposal 3.	40,132,107	913,055	16,195
Proposal 4.	40,018,907	993,055	49,395
Proposal 5.	40,015,007	1,005,355	40,985
Proposal 6.	39,731,873	1,285,489	43,995
Proposal 7.	38,470,018	2,487,812	103,527
Proposal 8.	52,904,985	1,182,539	97,395
Proposal 9	51,633,505	2,359,878	171,536
Proposal 10.	39,809,438	1,159,522	92,397

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Common Stock

On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol “FTGX”.  Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol.  On May 24, 2002, we received approval from The Nasdaq Stock Market to transfer our listing from the Nasdaq National Market System to the Nasdaq SmallCap Market System

     The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nasdaq National Market System and the Nadsdaq SmallCap Market System from January 1, 2001 through December 31, 2002:

	2002		2001

	High	Low	High	Low

Quarter ending March 31	$0.390	$0.150	$7.188	$2.375
Quarter ending June 30	$0.220	$0.100	$3.060	$0.960
Quarter ending September 30	$0.140	$0.080	$1.150	$0.150
Quarter ending December 31	$0.180	$0.050	$0.510	$0.110

     As of March 20, 2003, there were 212 holders of record of our common stock and, according to our estimates, approximately 4,000 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2002

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	14,061,209	$2.57	75,488,785
Equity compensation plans not approved by security holders	5,527,887	$0.56	—

     We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below.

•

Richard E. Sayers Stock Option Agreement, dated March 22, 1999: provided common stock purchase options to a director, to purchase 250,000 shares at $1.875 per share, with an expiration date of March 22, 2009.

•

Payables Warrants, dated June 30, 1999: provided common stock purchase warrants to certain creditors in connection with the payment of certain outstanding payables, to purchase an aggregate of 232,009 shares of our common stock at a purchase price of $0.67 and an aggregate of 390,000 shares of common stock at a purchase price of $1.50 per share, all with an expiration date of June 30, 2004.

•

Settlement Warrants, dated February 28, 2000: provided common stock purchase warrants to certain stockholders in settlement of certain litigation, to purchase an aggregate of 76,408 shares of our common stock at a purchase price of $0.67 per share, with an expiration date of May 7, 2004.

•

Credit Facility Warrants: on April 11, 2000, we issued common stock warrants to the lenders under our credit facility to purchase an aggregate of 1,513,842 shares of our common stock, and on July 31, 2000, we issued warrants to purchase 425,000 shares of our common stock, both with an exercise price of $18.062 per share, in connection with our $75.0 million senior secured credit facility.  On December 18, 2000, we issued an additional 504,614 warrants with an exercise price of $17.062 and re-priced the warrants issued on April 11, 2000 and July 31, 2000 from $18.062 to an exercise price of $17.062, per the terms of our credit facility.  On February 9, 2001, we amended this credit facility, increasing it to $105.0 million, and issued warrants to purchase an additional 574,794 shares of our common stock at an exercise price of $8.00 per share.  In addition, as part of the amendment of our credit facility all warrants previously issued to our lenders were replaced with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $8.00 per share.  On April 27, 2001, we repriced 500,000 warrants to an exercise price of $0.01.  On December 7, 2001, in connection with our sale of series J preferred stock, we replaced all warrants previously issued to our lenders to purchase shares of our common stock at an exercise price of $8.00 per share with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $0.50 per share.  All warrants issued to our lenders have an expiration date that is five years from their original date of issuance.

•

Preferred Conversion Warrants, dated December 6, 2001: provided common stock purchase warrants to holders of certain series of our preferred stock in connection with the conversion of those series of preferred stock, to purchase an aggregate of 985,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of December 6, 2006.

•

Settlement Warrants, dated December 20, 2002: provided common stock purchase warrants to a stockholder in settlement of certain litigation matters, to purchase an aggregate of 576,220 shares of our common stock at a purchase price of $0.001 per share, with an expiration date of December 20, 2007.

Recent Sales of Unregistered Securities

     On March 15, 2002, we received gross proceeds of $2.0 million from the issuance of a subordinated note payable to an existing investor. The promissory note had an original maturity date of June 14, 2002 and bore interest, which was due and payable on the maturity date, at an annual rate of 8%.

     On October 30, 2002 we completed a series of transactions with the lenders under our credit facility as well as certain investors to undertake the recapitalization of our company. These transactions are described below.

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

     On November 11, 2002, we issued to our lenders in exchange for $2.0 million of accrued interest under our credit facility 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years. These warrants are immediately exercisable and contain standard anti-dilution protection.

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

     Immediately prior to the private offering of common stock and warrants, we consummated certain related transactions with the investors.  In one such transaction, we issued to one of the investors, 9,002,040 shares of common stock in exchange for the surrender of a promissory note originally issued on December 7, 2001 by us to a related party, which promissory note had been assigned by such related party to this investor immediately prior to such exchange for $150,000 in cash. This exchange was consummated pursuant to the terms of a note exchange agreement dated as of October 30, 2002 by and among us and the investor. Such promissory note, at the time of surrender, had an outstanding principal amount of $450,102 owing thereon.

     In a second related transaction, we issued an aggregate of 104,581,425 shares of common stock to the investors pursuant to the terms of a share exchange agreement dated as of October 30, 2002 by and among us and the investors. Such shares were issued upon the conversion of all 104,578 outstanding shares of our series H preferred stock. Such investors had, immediately prior to such exchange and conversion, acquired these series H preferred shares, along with shares of common stock, from a related party for cash consideration of $735,000. The shares of series H preferred stock so surrendered had an aggregate liquidation preference, including accrued dividends thereon, of $10.7 million.

     In a third related transaction, the holders of all 303 outstanding shares of our series J preferred stock surrendered such shares to us in exchange for 60,600,000 shares of common stock. This transaction was effected pursuant to a series J exchange agreement dated as of October 30, 2002 by and among us and the series J preferred stockholders. The series J preferred stock so surrendered had an aggregate liquidation preference of $3.0 million.

     In total, 652,183,465 shares of common stock and warrants to purchase an aggregate of 148,000,000 shares of common stock were issued on October 30, 2002, as part of these transactions.

     On November 11, 2002 in addition to the issuance of common stock and warrants to our lenders in satisfaction of $2.0 million of accrued interest as discussed above, we issued to an investor 52,000,000 shares of common stock in exchange for the surrender by that investor of the subordinated note payable issued by us on March 15, 2002 in the initial principal amount of $2.0 million, pursuant to the terms of a note exchange agreement.  Such promissory note, at the time of surrender, had outstanding principal and accrued interest of $2.1 million owing thereon.

     In connection with the transactions consummated on October 30, 2002 and November 11, 2002, we issued to a financial advisory firm warrants to purchase an additional 6,200,000 shares of common stock at an exercise price of $0.001 per share with a term of one year.

     In December 2002, we issued 576,220 warrants to purchase common stock at $0.001 per share, with a term of five years, in connection with a settlement of certain litigation matters.

     During the year ended December 31, 2002, holders of warrants exercised warrants for 3,649,275 shares of common stock all with an exercise price of $0.001 per share.  During the year ended December 31, 2002, we granted options to purchase an aggregate of 111,000 shares of common stock to employees with exercise prices ranging from $0.12 to $0.37 and at a weighted average exercise price of $0.16 per share.

     The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 (“Securities Act”) registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act.  No underwriters were involved in the foregoing sales of securities.

ITEM 6.	SELECTED FINANCIAL DATA

     You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

     The consolidated statement of operations data for the years ended December 31, 2002, 2001, and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

     The consolidated financial statements as of and for the year ended December 31, 2002 have been audited by Deloitte & Touche LLP, independent public accountants.  The previous periods referred to above were audited by Arthur Andersen LLP, independent public accountants.

CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,

	1998	1999	2000	2001	2002

Statement of Operations Data:
Revenues	$—	$—	$13,117	$31,195	$25,334
Operating expenses:
Cost of services (exclusive of items shown separately below)	—	—	5,388	13,801	7,537
Selling, general and administrative expenses	2,817	7,355	27,072	32,917	18,151
Stock related expense for selling, general, and administrative matters	128	803	8,468	(1,172)	225
Non-recurring expenses	—	4,304	—	—	—
Impairment of property, plant and equipment	—	—	—	51,848	13,175
Impairment of goodwill	—	—	—	56,467	—
Depreciation and amortization	28	520	7,652	15,319	10,346

Total operating expenses	2,973	12,982	48,580	169,180	49,434

Loss from operations	(2,973)	(12,982)	(35,463)	(137,985)	(24,100)
Interest income (expense), net	156	(1,356)	(5,657)	(8,594)	(7,543)
Interest expense from beneficial conversion	—	(15,870)	—	—	—

Net loss before extraordinary item	(2,817)	(30,208)	(41,120)	(146,579)	(31,643)
Extraordinary loss on early extinguishment of debt	—	—	—	(7,398)	(5,761)

Net loss	(2,817)	(30,208)	(41,120)	(153,977)	(37,404)
Preferred stock dividends	—	(757)	(8,113)	(1,080)	(44)
Preferred stock—beneficial conversion	—	(100)	(27,766)	(23,109)	—

Net loss applicable to common stockholders	$(2,817)	$(31,065)	$(76,999)	$(178,166)	$(37,448)

Net loss applicable to common stockholders per share: basic and diluted	$(0.18)	$(1.85)	$(2.60)	$(4.34)	$(0.20)
Weighted average common shares outstanding: basic and diluted	15,847	16,798	29,651	41,065	186,455

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$257	$9,512	$1,582	$3,338	$3,788
Other current assets	309	160	14,990	3,359	3,505
Property, plant and equipment, net	5,397	55,177	126,114	109,837	95,122
Total assets	6,328	77,588	227,165	136,587	113,795
Long-term liabilities	—	956	46,559	89,403	30,558
Total stockholders’ equity	1,912	68,252	144,283	24,348	68,598

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to service providers in major metropolitan areas.  These networks provide an advanced, high bandwidth fiber-optic solution to support the demand for network capacity in the local loop.  We provide optical transport within and between carrier hotels, which are facilities where service providers exchange and route communications traffic, as well as optical transport from carrier hotels to tenants in commercial office buildings.  Our networks support multiple transmission protocols including synchronous optical network, or SONET, SDH, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP.  We have lit multiple strands of fiber on a redundant and diversely routed SONET ring and IP architecture throughout New York City.  In addition, we also provide services in Chicago and Los Angeles.

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

Factors Affecting Future Operations

     Revenues.  We generate revenues from selling network capacity and related services to other communications service providers.  Revenues are derived from three general types of services:

•

Transport services.  Our transport services include the offering of broadband circuits on our metropolitan transport networks and FINs.  Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building.  We can also provision circuits vertically between floors in a carrier point facility or an on-net building.  In 2003, we also initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own.  We intend to sell this connectivity to our customers and purchase the underlying circuits from other wholesale, telecommunications carriers.  With this new initiative, we believe that we can serve the broader network capacity needs of our customers than we are currently able to on our own networks.

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

     Our revenues are generated on a monthly recurring basis under contracts with our customers.  These terms of these contracts can range from month-to-month to fifteen years in length.  During 2002 we continued to experience a trend of entering into shorter term contracts with our customers.  Previously, our customers typically entered into contracts with terms of three to five years.  Increasingly, our customers are electing to purchase services on a month-to- month basis or for a contracted period of only one year.

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

     The growth of our revenues is dependent upon our ability to provide additional services in our existing facilities.  We also believe that the majority of the growth in our revenues will come from our existing customers.  Consequently, our growth in revenues is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate.  We continue to add additional customers, particularly internationally based carriers.  However, we believe the number of companies that are potential customers is decreasing, due to the industry environment.  In addition, we currently do not anticipate expanding our network infrastructure to other carrier point facilities or on-net buildings and off-net buildings.  Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

     During the past year, customers have primarily purchased services from us only on an as-needed basis, when their networks requirements mandate an immediate need for additional services.  They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis.  We have also experienced significant disconnections of services, as customers groom their networks to eliminate excess capacity.  This loss of revenues has had a significantly negative impact on our financial results and may continue.

     Currently our colocation and access services produce less than one-third of our revenues.  In the future we anticipate generating significantly more of our revenues from transport services than from colocation or access management services.  The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access services.

     Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. Other specific costs include maintenance and repair costs and utility costs. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our cost of services is generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues. Prospectively, our cost of services will include the costs that we will incur by purchasing connectivity from other wholesale, telecommunications carriers to provide our customers with transport services that are not on our networks.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses.  Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses.  We have reduced the number of our employees from 108 at the beginning of 2002 to 75 as of December 31, 2002, and our personnel costs have decreased significantly.  Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately.  Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

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

     Depreciation and Amortization.  Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges.  We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years.  As a result of the impairments of fixed assets that we recorded during 2002 and 2001, depreciation and amortization expense may decrease going forward.

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

     We recognize revenues when earned as services are provided throughout the life of each contract with a customer.  The majority of our revenues are invoiced on a monthly recurring basis under long-term contracts, typically one year in length.  Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract.  We record deferred revenue for the amount of an invoice that has not been recognized as revenue.  Deferred revenue is recorded for the full value of the contract at contract inception, only if we are contractually entitled to invoice the customer for the full value of the contract and the customer had paid such invoice.

     We have one reciprocal agreement, whereby we purchase services from one of our customers.  At the beginning of 2001 we had four such reciprocal agreements, two were cancelled during 2001 and one more was terminated in the beginning of 2002.  The services provided and obtained through these agreements were priced at fair value as of the date of the agreement.  We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations.  None of the expenses associated with our reciprocal agreements are capitalized.  All of the costs are expensed as incurred.  Reciprocal agreements accounted for $2.2 million, or 17%, of revenues in 2000 and $2.2 million of our cost of services.  In 2001, reciprocal agreements accounted for $5.2 million, or 17%, of revenues and $5.4 million of our cost of services.  For the year ended December 31, 2002, reciprocal agreements accounted for $0.8 million, or 3%, of revenues and $0.8 million of our cost of services.

     We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past.  A significant number of our customers have filed for bankruptcy or are otherwise in significant financial distress.  A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.  If we determine that collection of a receivable is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

     We assess the fair value and recoverability of our long-lived assets, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the telecommunications industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

     During 2001, we performed an assessment of the goodwill related to our acquisition of Devnet, LLC, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the goodwill resulting from the acquisition primarily to those agreements. We made the determination to perform an assessment based upon significant negative industry and economic trends. In 2001, a change in the business environment resulted in significantly less demand for telecommunications access to commercial office properties, and the number of potential customers seeking these services diminished greatly. Consequently, we revised our forecasted cash flows from Devnet and determined that the decline in the market conditions within this market segment was material and other than temporary. After using an undiscounted cash flow model of the future cash flows forecasted to be generated from business activities in the commercial office properties underlying the license agreements and determining there was an impairment, we used a discounted cash flow model to determine the size of the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of these assets exceeded their fair value. During 2001, we recorded approximately $3.1 million of amortization of goodwill relating to Devnet.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value.  During the fourth quarter of 2002, we considered current information, including an analysis of our market value as a result of our successful recapitalization as discussed in Note 6 of the financial statements, and determined that there is no additional impairment of goodwill.

     In 2001, we also determined that our forecasts for revenues for certain of our facilities would not be achieved due to the significant adverse change in the business climate. We further determined that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand for our services in these facilities. We believe that the decrease in demand was a result of the significant number of bankruptcies of telecommunications companies that were existing or potential customers of ours and the overall economic recession. We also determined that a rebound in demand for our services would not occur in the near term. As a result, we revised our business plan and conducted extensive reviews of our assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity. We also determined that certain financial covenants in our credit facility would need to reflect the revised business plan, including our reduced revenue forecasts. Consequently, we amended our credit facility in December 2001.

     We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to these facilities, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we have recorded an asset impairment of approximately $51.8 million in the fourth quarter of 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

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

     During 2002, we recovered approximately $0.3 million from the sale of assets previously written off as impaired.  The proceeds were recorded as a recovery of the impairment recorded during the year ended December 31, 2001.

     During 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets.

     During 2002, we again determined that our forecasts for revenues at certain facilities would not be achieved due to the ongoing difficulties in the overall business climate and the continued deterioration of the telecommunications industry. The dramatic change in the operating environment for our industry has resulted in significantly less demand for our services in these facilities, and we also determined that a rebound in demand for our services would not occur in the near term.  In fact we concluded that the prospects for the industry, and our business in particular, were worse than we had forecasted in 2001, because the economy had not rebounded as expected and many significant telecommunications business failures occurred in 2002.  As a result, we revised our business plan and conducted extensive reviews of our assets and operations. The revisions to the business plan primarily included further reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity.

     We again used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to these facilities, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we have recorded an asset impairment of approximately $12.7 million in the fourth quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their fair value.

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

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

     Revenues.  Revenues for the fiscal year ended December 31, 2002 were $25.3 million as compared to $31.2 million for the fiscal year ended December 31, 2001.  Revenues were generated by providing transport, colocation and communications access management services to our customers.  We recognized $15.8 million in transport services in 2002, down from $19.6 million in 2001.  This decrease was primarily the result of the termination of three of our reciprocal agreements and customer service disconnections.  These negative trends were partially offset by the provisioning of new services for new and existing customers.

     Revenues from colocation and other services increased to $5.6 million in 2002 from $5.5 million in 2001, and revenues from communications access management services declined to $3.9 million in 2002 from $6.1 million in 2001.  This decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of whom were our customers.  Prospectively, we expect transport services to grow at a faster rate than colocation and access management services.  Our network infrastructure has significant capacity to provide additional broadband transport connectivity.  However, our colocation facilities are approaching more stabilized utilization rates.  We do not expect revenue growth in our access management services revenues.

     For fiscal year 2002, two customers accounted for approximately 24.0% of our revenues.  During 2001, three customers accounted for approximately 53.3% of our revenues.  Two of those companies have filed for bankruptcy.  Once a customer has filed for bankruptcy, we recognize revenues from that customer only upon the receipt of payment.  Prospectively, we expect these customers to represent a significantly lower percentage of our revenues.

     Reciprocal agreements accounted for $0.8 million, or 3%, of revenues in 2002, down from $5.2 million, or 17%, of revenues in 2001.  In 2001, we terminated two of our reciprocal agreements, and in 2002 we terminated one additional reciprocal agreement.

     Revenues continue to be negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us.  Although losses in revenues have been partially offset by customer orders for new services, there can be no assurance that to the extent we continue to incur losses of revenues, they will be offset by orders for new services, if any.

     In July 2002 we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The impact to revenues attributable to these two events was approximately a $1.4 million reduction in revenues for the year ended December 31, 2002.  The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

     Cost of Services.  Cost of services, associated with the operation of our networks and facilities, were $7.5 million in 2002, compared to $13.8 million in 2001.  The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings.  Other cost of services includes license fees, maintenance and repair costs, and professional fees.  The decrease of $6.3 million was due to a reduction in expenses associated with the elimination of certain of our network facilities and the termination of certain reciprocal agreements. In addition, cost of services for the year ended December 31, 2002 was reduced by $0.7 million due to certain, non-recurring concessions that we negotiated from vendors, thereby reducing accounts payable. These items were expensed in prior periods and included in our cost of services.  Reciprocal agreements accounted for $0.8 million of our cost of services in 2002 and $5.4 million of our cost of services for 2001.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2002 were $18.2 million compared to $32.9 million for 2001.  The decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our outlook for business activity.  Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses.  The greatest decrease in overhead came in personnel costs, as we reduced headcount from 108 employees at the beginning of 2002 to 75, as of December 31, 2002.  Included in selling, general and administrative expenses for 2002 was a legal settlement expense of approximately $0.6 million, and $2.1 million of charges incurred for professional fees related to our recapitalization in October 2002.  We anticipate selling, general and administrative expenses to increase modestly in 2003 with the general growth of our business, as the significant majority of our cost savings initiatives have already been implemented.

     Stock Related Expense.  Stock related expense for 2002 was $0.2 million, compared to $(1.2) million for 2001.  This non-cash expense relates to the granting of stock options to employees.  The amount for the prior period reflects a reversal of a previously recorded expense, due to the decline in the price per share of our common stock.

     In December 2000, we repriced stock options for certain of our executive officers, resulting in variable plan accounting in accordance with FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, from the date of modification.  The additional intrinsic value was determined on the date of modification using the then market price of the common stock.  The additional compensation cost was recognized over the period from the date of modification to the date the awards vest.  The additional compensation cost has been adjusted in subsequent periods for changes in the market price.  After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately.  In subsequent periods, the market price declined, resulting in negative compensation cost being recognized.  In accordance with FIN 44, illustration 3(g), income (negative expense) has been recognized up to the amount of expense previously recognized in prior periods relating specifically to the modified awards.

     Impairment of property, plant and equipment.  In 2002, we recorded an asset impairment of $13.2 million to reflect our revised business plan and forecast of revenues due to the continued adverse business environment and industry conditions. Included in this charge is a recovery of $0.3 million due to the disposition of equipment that was impaired in 2001. We also recorded a write-off of property, plant and equipment of $0.7 million in April 2002. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to these write-offs.  In 2001, we recorded an asset impairment of $51.8 million to reflect our revised business plan and the state of the market at that time.

     Impairment of goodwill.  In 2001, we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in the amount of $56.5 million.  We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” No additional impairment of goodwill was recorded in 2002.

     Depreciation and Amortization.  Depreciation and amortization expense for 2002 was $10.3 million, compared to $15.3 million for 2001.  This decrease resulted from the impairment of property, plant and equipment that we recorded in 2001 and the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to December 31, 2001 no longer be amortized, but instead be reviewed for recoverability.

     Interest Expense, Net.  Interest expense, net for 2002 was $7.5 million, compared to $8.6 million in 2001.  Interest expense decreased due to lower effective interest rates on the indebtedness under our credit facility, and the conversion of debt into equity as part of our recapitalization that occurred in October 2002.

     Extraordinary loss on early extinguishment of debt.  In 2002, we recorded a non-cash charge of $5.8 million related to the extinguishment of our subordinated note payable on October 30, 2002, as part of our recapitalization.  In 2001, we recorded a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001.

     Preferred Stock Dividends.  For the year ended December 31, 2002, we paid approximately $44,000 in non-cash dividends on our series H preferred stock in the form of additional shares of series H preferred stock, which were convertible into shares of common stock.  In 2001, we paid non-cash dividends on our series D, E, F, H and I preferred stock of $1.1 million in the form of additional shares of each respective series of preferred stock, which were convertible into shares of common stock.  The amounts of the dividends assume the market price per share of the underlying common stock, as of the date the dividends are paid.  The decrease in preferred dividends was the result of a decline in the public market price of our common stock and the conversion of certain series of preferred stock.  The liquidation value of the dividends paid in 2002 was $0.6 million, compared to $5.3 million for dividends paid in 2001.

     Preferred Stock - Beneficial Conversion. In February 2001, the conversion price of our series H and series I preferred stock was reduced to $4.38, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I included provisions requiring the conversion prices to be lowered to the per share price at which we issued any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, we issued shares of common stock in a directed public offering at a price of $4.38 per share, resulting in the reduction of the conversion price. We recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price. Additionally, in connection with the conversion of the series H and series I, the conversion price of the remaining 100,000 shares of series H was reduced to $1.31. However, as all of the proceeds from the issuances of the series H and series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the series H to $1.31.

     On December 7, 2001, we consummated a directed public offering of 360 shares of a new series of preferred stock, designated series J preferred stock for an aggregate purchase price of $3.6 million.  Subject to certain adjustments, the series J preferred stock was convertible into the number of shares of common stock equal to 90% of the average of the five lowest volume weighted average prices for our common stock during the 15 trading days immediately prior to the date of conversion, provided that such average price shall not be less than $0.20 nor greater than $0.50.  In connection with this transaction, we recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of $2.1 million to reflect the market price of the common stock as of the date of the issuance.  The amounts of the beneficial conversion charges assume the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.”  There was no preferred stock - beneficial conversion recorded in 2002.

     Net Loss Applicable to Common Stockholders.  We reported a net loss applicable to common stockholders of $37.4 million in 2002 compared to a loss of $178.2 million in 2001.  The decrease in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations.

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

     During 2001, three customers accounted for approximately 53.3% of our revenues.  In 2000, these customers accounted for 70.8% of revenues.  Two of those companies have filed for bankruptcy.  Once a customer has filed for bankruptcy, we recognize revenues from that customer only upon the receipt of payment.  Our revenues for 2001 were not impacted by the bankruptcy of one of those customers because the customer filed for bankruptcy subsequent to year end.

     Reciprocal agreements accounted for $5.2 million, or 17%, of revenues in 2001, up from $2.2 million, or 17%, of revenues in 2000.  In 2001, we terminated two of our reciprocal agreements, and in 2002 we terminated one additional reciprocal agreement.

     Cost of Services.  Cost of services, associated with the operation of our networks and facilities, were $13.8 million in 2001, compared to $5.4 million in 2000.  The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings.  Other cost of services includes license fees, maintenance and repair costs, and professional fees.  The increase in cost of services was primarily the result of the addition of new facilities in 2001 and incorporating a full year’s expenses for facilities added in 2000.  Reciprocal agreements accounted for $5.4 million of our cost of services in 2001 and $2.2 million of our cost of services in 2000.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2001 were $32.9 million compared to $27.1 million for 2000.  The initial increase in expenses resulting from the expansion of our operations in the first half of 2001 was partially offset in the second half of the year by our aggressive cost savings initiatives to reduce corporate overhead in line with our outlook for business activity.  Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses.  The greatest decrease in overhead came in personnel costs, as we reduced headcount from 194 employees at the beginning of 2001 to 108, as of December 31, 2001.  In accordance with EITF Issue 94-03, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, an accrual of approximately $62,000 for severance benefits not yet paid at December 31, 2001 was recorded.

     Stock Related Expense.  Stock related expense for 2001 was $(1.2) million, compared to $8.5 million for 2000.  This non-cash expense relates to the granting of stock options to employees.  The amount for the current period reflects a reversal of a previously recorded expense.  This reversal is due to a decline in the price per share of our common stock during the reporting period.

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

     Impairment of property, plant and equipment.  In 2001 we recorded an asset impairment of $51.8 million to reflect our revised business plan and the state of the market at that time.  No impairment of property, plant and equipment was recorded in 2000.

     Impairment of goodwill.  In 2001 we recorded a non-cash, non-recurring charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in the amount of $56.5 million.  We recorded this write down of goodwill in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” No impairment of goodwill was recorded in 2000.

     Depreciation and Amortization.  Depreciation and amortization expense for 2001 was $15.3 million, compared to $7.7 million for 2000.  This increase resulted from the commencement of the depreciation of certain network related fixed assets that were placed into service, as well as amortization of goodwill from the purchase of Devnet.

     Interest Expense, Net.  Interest expense, net for 2001 was $8.6 million, compared to $5.7 million in 2000.  Interest expense increased due to additional borrowings under our credit facility to fund the buildout of our networks, operating losses and working capital.

     Extraordinary loss on early extinguishment of debt.  In 2001 we recorded a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001.  We did not record such a charge in 2000.

     Preferred Stock Dividends.  In 2001 we paid non-cash dividends on our series D, E, F, H and I preferred stock of $1.1 million in the form of additional shares of each respective series of preferred stock, which are convertible into shares of common stock, compared to $8.1 million of dividends in 2000.  The amounts of the dividends assume the market price per share of the underlying common stock, as of the date the dividends are paid.  The decrease in preferred dividends was the result of a decline in the public market price of our common stock.  The liquidation value of the dividends paid in 2001 was $5.3 million, compared to $3.0 million for dividends paid in 2000.

     Preferred Stock - Beneficial Conversion.  We recorded beneficial conversion charges of $23.1 million and $27.8 million upon the issuance of three new series of preferred stock issued during fiscal 2001 and 2000, respectively.  The amounts of the dividends and the beneficial conversion charge assume the market price per share of the underlying common stock, as of the date the charge is incurred, in accordance with EITF Issue 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio.”

     Net Loss Applicable to Common Stockholders.  We reported a net loss applicable to common stockholders of $178.2 million in 2001 compared to a loss of $77.0 million in 2000.  The increase in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

     To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders.  We incurred a loss from operations and a net loss applicable to common stockholders for 2002 of $24.1 million and $37.4 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders $138.0 million and $178.2 million, respectively, for 2001.  During 2002, cash used to fund operating activities was $4.5 million, and cash purchases of property, plant and equipment were $2.5 million, compared to $22.0 million and $46.7 million, respectively, for 2001.

     During 2002, we received $7.4 million in net cash proceeds from financing activities, primarily in connection with our recapitalization.  During 2001, we received $70.5 million in net cash proceeds from financing activities.  Net proceeds from the issuance of equity securities during 2001 were $25.8 million.  On February 2, 2001, we completed a $28.2 million directed public offering of our common stock under our existing shelf registration statement.  We issued 6,440,000 shares of common stock at a purchase price of $4.375 per share as well as warrants to purchase an additional 1,288,000 shares at an exercise price of $6.56 per share with a term of three years.

     On December 7, 2001, we completed another directed public offering under our shelf registration statement.  We issued 360 shares of our series J preferred stock at a purchase price of $10,000 per share, as well as warrants to purchase up to 10,212,701 shares of common stock at an exercise price of $0.30 per share with a term of five years.  The total proceeds to us from this offering were $3.6 million, before offering expenses.  In addition, subject to certain conditions, the stock purchase agreement for this offering of series J preferred stock contemplated two additional closings in which we could sell in the aggregate an additional $5.7 million of series J preferred stock to the initial purchasers.  We could opt out of one or both of these subsequent closings upon payment of cash consideration and upon approval of our lenders under our credit facility.

     On February 9, 2001, we increased our existing credit facility with Deutsche Bank AG New York Branch, Deutsche Banc Alex Brown Inc., First Union Investors, Inc., First Union Securities, Inc., Toronto Dominion (USA) Securities Inc. and other lenders from $75.0 million to $105.0 million.  In connection with this amended credit facility, we issued warrants to purchase an additional 454,409 shares of our common stock at a purchase price of $8.00 per share with a term expiring April 11, 2005.  In addition, as part of the amendment of our credit facility, all warrants issued under the original credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $8.00 per share.  On April 27, 2001, in connection with a waiver and agreement under our credit facility, warrants to purchase 300,000 shares of our common stock at a purchase price of $8.00 per share held by Deutsche Banc Alex Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.01 per share.  Also, on December 10, 2001 we amended the credit facility to reflect the issuance of the series J preferred stock and related matters.  In connection with this amendment, all warrants previously issued under the credit agreement were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.50 per share.

     On December 7, 2001 we issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services.  The note bore interest at an annual rate of 14% and was payable in eight monthly installments of approximately $300,000 beginning in January 2002.  We believe the terms of this transaction were no less favorable than could be received from an independent, third party.

     On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years.  Pursuant to this transaction, we were obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%, excluding the applicable margin that we paid on our credit facility.  As part of this agreement, Deutsche Bank AG was obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months.  On March 20, 2002, we terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.

     On March 15, 2002, we received gross proceeds of $2.0 million from the issuance of a subordinated note payable to an existing investor. The issuance of the note was in lieu of a second and third closing on our series J preferred stock, as was previously contemplated. The promissory note had an original maturity date of June 14, 2002 and bore interest, which was due and payable on the maturity date, at an annual rate of 8%.  The maturity of this subordinated note payable, as well as the due dates of certain interest payments under our credit facility, were extended as we pursued our recapitalization.

     On October 30, 2002 we completed a series of transactions with the lenders under our credit facility as well as certain investors to undertake the recapitalization of our company. These transactions are described below.

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

     As part of the seventh amendment, the term loan commitments and revolving loan commitments available under the credit facility were reduced to a total of $40.5 million from a total of $105.0 million.  The term loan commitments were reduced to $26.2 million, all of which was drawn and outstanding, and the revolving loan commitments were reduced to $14.4 million.  All of our revolving loan commitments were utilized with drawn, outstanding borrowings of $7.3 million and outstanding letter of credit issued in the amount of $7.1 million.  As a result of this amendment, we had no additional availability under our credit facility.

     In addition, the effective applicable margin on our borrowings was reduced from LIBOR+450 basis points to LIBOR+375 basis points until December 31, 2003.  Furthermore, the payment of all accrued interest on borrowings during the period beginning on October 30, 2002 and ending on June 30, 2003 is capitalized and added to the outstanding principal amount of the term loan indebtedness. Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the credit facility.  As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness, included above. Subsequently on November 11, 2002, we issued to our lenders in exchange for the remaining $2.0 million of accrued interest 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years. These warrants are immediately exercisable and contain standard anti-dilution protection.

     Other amendments to our credit facility include modifications to the automatic reduction of commitments and to financial covenants.  Previously the first automatic reduction in the availability under our credit facility was to have occurred on June 30, 2003.  However as amended, the automatic reduction of commitments begin on a quarterly basis on March 31, 2004.  We are also now subject to amended financial covenants.  Beginning with the quarter ended September 30, 2002, we must now comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility) and maximum cumulative capital expenditures.  Beginning on December 31, 2003 in addition to those requirements, our financial covenants will also include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio.  The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended.

     Pursuant to the terms of an investors’ rights agreement entered into on October 30, 2002 by and among us and our lenders, we agreed to file a resale registration statement with respect to all of the shares issued to our lenders, including shares issuable upon exercise of the warrants. This registration statement was declared effective on February 20, 2003 and also included shares issued in the other recapitalization transactions described below.

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

     Immediately prior to the private offering of common stock and warrants, we consummated certain related transactions with the investors.  In one such transaction, we issued to one of the investors, 9,002,040 shares of common stock in exchange for the surrender of a promissory note originally issued on December 7, 2001 by us to a related party, which promissory note had been assigned by such related party to this investor immediately prior to such exchange for $150,000 in cash. This exchange was consummated pursuant to the terms of a note exchange agreement dated as of October 30, 2002 by and among us and the investor. Such promissory note, at the time of surrender, had an outstanding principal amount of $450,102 owing thereon.

     In a second related transaction, we issued an aggregate of 104,581,425 shares of common stock to the investors pursuant to the terms of a share exchange agreement dated as of October 30, 2002 by and among us and the investors. Such shares were issued upon the conversion of all 104,578 outstanding shares of our series H preferred stock. Such investors had, immediately prior to such exchange and conversion, acquired these series H preferred shares, along with shares of common stock, from a related party for cash consideration of $735,000. The shares of series H preferred stock so surrendered had an aggregate liquidation preference, including accrued dividends thereon, of $10.7 million.

     In a third related transaction, the holders of all 303 outstanding shares of our series J preferred stock surrendered such shares to us in exchange for 60,600,000 shares of common stock. This transaction was effected pursuant to a series J exchange agreement dated as of October 30, 2002 by and among us and the series J preferred stockholders. The series J preferred stock so surrendered had an aggregate liquidation preference of $3.0 million.

     We entered into a registration rights agreement dated as of October 30, 2002 with these investors which required us to file a resale registration statement with the Securities and Exchange Commission no later than 30 days after such date, with respect to the registration of all of the shares of common stock issued on October 30, 2002 and all shares issuable upon the exercise of the warrants issued to investors.  As described above, this registration statement was declared effective on February 20, 2003 and included shares issued to our lenders.

     In total, 652,183,465 shares of common stock and warrants to purchase an aggregate of 148,000,000 shares of common stock were issued on October 30, 2002, as part of these transactions.

     On November 11, 2002 in addition to the issuance of common stock and warrants to our lenders in satisfaction of $2.0 million of accrued interest as discussed above, we issued to an investor 52,000,000 shares of common stock in exchange for the surrender by that investor of the subordinated note payable issued by us on March 15, 2002 in the initial principal amount of $2.0 million, pursuant to the terms of a note exchange agreement.  Such promissory note, at the time of surrender, had outstanding principal and accrued interest of $2.1 million owing thereon.  Furthermore, we also agreed to include such shares issued to our lenders and this investor within the terms of agreements previously entered into on October 30, 2002, including the registration rights agreement. Other than the inclusion of such additional shares, the terms of such amended and restated agreements are unchanged from those of their respective predecessors.   We, together with our lenders, also executed an eighth amendment to the credit agreement dated as of November 11, 2002 to amend certain terms in conjunction with the transactions occurring on such day.

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

     On January 10, 2003, we completed another series of transactions with the lenders under our credit facility. Pursuant to the terms of three debt exchange agreements between us and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., we issued 138,514,536 shares of our common stock to these lenders at a price of $0.10 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these lenders under our credit facility.

     We also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which we issued to the investors in a private offering an aggregate of 29,166,667 shares of common stock for a price of $0.12 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the purchase agreement, we also issued to such investors warrants to purchase an additional 56,869,574 shares of common stock at an exercise price of $0.12 per share with a term of five years. Concurrently with the other transactions occurring on January 10, 2003, the investors also purchased 294,601,838 shares of common stock from the three lenders, departing from the credit facility, in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

     In connection with the purchase agreement with the investors, we entered into a registration rights agreement, dated as of January 10, 2003, with the investors which required us to file a resale registration statement with the Securities and Exchange Commission with respect to the registration of all of the shares of common stock issued under the purchase agreement and the shares that the investors purchased from the departing lenders.  These shares were also included in the registration statement that was declared effective on February 20, 2003.

     In connection with the transactions contemplated by the debt exchange agreements, we executed a ninth amendment to our credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, we agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 76,349,206 shares of common stock from $0.12 per share to $0.001 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, we agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for our outstanding letters of credit, which totalled approximately $6.1 million.

     As a result of these transactions, we had $21.7 million of indebtedness outstanding under our credit facility, which reflects the total amount available under the credit facility as of January 10, 2003.  The weighted average interest rate on our outstanding borrowings under the facility were 5.17%, and we were in full compliance with all of the covenants contained in the credit agreement underlying the facility.  Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement, constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

     In addition, we have approximately 1.0 billion shares of common stock outstanding, or approximately 1.2 billion shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants. Currently, the three remaining lenders under the Company’s senior secured credit facility own approximately 30.1% of the outstanding shares of our common stock.

     We anticipate spending approximately $2.0 million in capital expenditures during 2003, primarily for the implementation of customer orders.  We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks.  We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

     Our obligations and commitments to make future payments under contracts primarily include scheduled reductions in the availability of our credit facility, principal payments on our capital lease obligations, and payments under our operating leases.

     The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2002.

	Payments Due by Period (in thousands)

Contractual Obligation	Total	2003	2004	2005	2006	2007	Thereafter

Mandatory Repayments and Reductions of Indebtedness (inclusive of capitalized interest)	$35,989	$—	$6,838	$12,956	$12,956	$3,239	$—
Capital Lease Obligations	535	323	212	—	—	—	—
Operating Leases	54,280	5,714	5,591	5,605	4,293	4,213	28,864

Total Contractual Obligations	$90,804	$6,037	$12,641	$18,561	$17,249	$7,452	$28,864

     We believe that the completion of the transactions that constituted our recapitalization significantly enhanced our liquidity and improved our financial position.  Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year.  However if actual results vary from the anticipated results of our operating plan, we may not be able to fund our operating and investing activities with internally generated cash flows, and we may require external sources of capital.  From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business.  There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all.  We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value.  During the fourth quarter of 2002, we considered current information, including an analysis of our market value as a result of our successful recapitalization as discussed in Note 6 of the financial statements, and determined that there is no additional impairment of goodwill.

     The following table presents the impact of SFAS No. 142 as if it had been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss applicable to common stockholders	$(37,448)	$(178,166)	$(76,999)
Plus: goodwill amortization	—	3,724	2,695
Adjusted net loss applicable to common stockholders	$(37,448)	$(174,442)	$(74,304)
Basic and diluted earnings per share:
Net loss applicable to common stockholders	$(0.20)	$(4.34)	$(2.60)
Plus: goodwill amortization	—	0.09	0.09
Adjusted net loss applicable to common stockholders	$(0.20)	$(4.25)	$(2.51)

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement replaces SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of,” although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are superceded by SFAS No. 144, except that the statement preserves the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In November 2002, the FASB issued Financial Interpretation Number (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We believe this statement will not have a material impact on our financial position or results of operations.

Certain Facts That May Affect Future Results of Operations

     This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed below.  As a result, our future operations involve a high degree of risk.  Except as required by law, we undertake no obligation to update any forward- looking statement, whether as a result of new information, future events or otherwise.

Factors Affecting our Business Condition

     In addition to the other information and factors included in this report, the following factors should be considered in evaluating our business and future prospects:

We are an early-stage company, and we expect to encounter risks and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets.

We did not begin to engage in our current business until 1999 and did not begin to offer our services until the first quarter of 2000. The market for our services is unproven, and our limited operating history makes the evaluation of our future prospects very difficult. We will encounter risks and difficulties frequently experienced by early stage companies in new and rapidly evolving markets. As an early-stage organization we are at a competitive disadvantage to larger, more established competitors. We anticipate that this competitive disadvantage may persist for the foreseeable future. If we do not successfully address these risks, our business may suffer.

We have and may continue to experience operating losses, net losses and a cash flow deficit.

We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We have not achieved profitability and expect to continue to incur operating losses and net losses in 2003, and we may not for the foreseeable future. In 2000, we had an operating loss of $35.5 million and a net loss applicable to common stockholders of $77.0 million, and in 2001, we had an operating loss of $138.0 million and a net loss applicable to common stockholders of $178.2 million. In 2002, we had an operating loss of $24.1 million and a net loss applicable to common stockholders of $37.4 million. In 2000, we had revenues of $13.1 million, and in 2001 we had revenues of $31.2 million. In 2002, we generated revenues of $25.3 million.

You should also be aware that our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

•	the economic and competitive conditions in the communications and networking industries;

•	any operating difficulties, increased operating costs or pricing pressures we may experience;

•	the passage of legislation or other regulatory developments that may adversely affect us;

•	changes in technologies creating alternative services to our services or making our services and networks obsolete;

•	any delays in implementing any strategic projects; and

•	our ability to operate our networks in a reliable and cost-effective manner.

We may require additional capital to fund the further development of our networks and operation of our business, and an inability to obtain such capital could harm our business.

Although we have substantially completed the build-out of our networks, we may selectively expand our networks in the future as market conditions and customer demand dictate. In addition, we may have to expand or adapt our networks to respond to the following:

•	an increasing number of customers;

•	demand for greater capacity;

•	the replacement of inadequate or malfunctioning network elements;

•	changes in our customers’ service requirements; and

•	technological advances

To do so, we may need to raise additional funds through public or private equity or debt financings. If we raise funds through the issuance of equity securities, the ownership percentage of our then-current stockholders will be diluted and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through another bank credit facility or the issuance of debt securities, the holders of such indebtedness would have rights senior to the rights of the holders of our common stock, and the terms of this indebtedness could impose restrictions on our ability to incur additional indebtedness and on our operations, which could impede the successful completion of our business plan.

There can be no assurance that additional funds will be available at the time needed, or on terms acceptable to us. Our inability to obtain additional financing, as needed, could have a material adverse effect on our business.

We must maintain our existing agreements for space in major carrier hotels or our business will be harmed.

Our business depends upon our ability to lease space in carrier hotels to establish carrier point facilities where we can locate our networking equipment and interconnect with our customers. At a minimum, to provide our services in a particular metropolitan area, we must obtain space in the major carrier hotels in that area. In addition, we need adequate space at our carrier point facilities in order to continue offering colocation services. There may be significant competition for space in major carrier hotels. Our inability to obtain additional space, or our inability to renew existing leases, would negatively impact our operations and have a material adverse effect on our business.

Many of our customers and vendors are experiencing financial difficulties and have filed or may file for bankruptcy protection.

The recent general economic weakness has severely impacted the telecommunications industry. The expected demand for broadband connectivity has not been realized in many segments of the market. As a result, there has been an industry-wide slowdown in capital spending and a large number of industry related bankruptcy filings. Many of our customers and vendors are currently experiencing financial distress, some of them have filed for bankruptcy protection.

We have contracts with communications providers that have filed for relief from creditors under the Bankruptcy Code, as well as contracts with other communications providers who may still yet file for bankruptcy protection. As a result, there is a significant doubt that some of our customers or vendors will perform their obligations under our contracts with them. In bankruptcy proceedings, the debtor, or trustee, as the case may be, has the right to, among other things, reject certain contracts.

In the past, bankruptcy courts have determined that certain our contracts with our customers constitute executory contracts, and the contracts were rejected. As a result, we received an unsecured claim for damages against the debtors, and all rights and privileges under the contracts were terminated, including payment for services rendered. There can be no assurance that additional customers or vendors will not seek bankruptcy protection and that additional contracts will be terminated.

We should increase the number of our significant customers and the volume of traffic on our networks or our business may suffer.

Our revenues continue to be negatively impacted by the general economic environment and by the difficulties that are affecting our industry. As a result, we should increase the current volume of traffic on our networks in order to realize anticipated revenues and cash flows. To do so, we must obtain long-term commitments from new large-volume customers, as well as expand our relationships with current customers. This need is more critical as a wholesale carrier because our potential customers are a limited number of service providers. Therefore, it is essential for us to succeed at establishing and expanding customer relationships; otherwise our business will suffer.

During the fiscal year ended December 31, 2002, two of our largest customers accounted for approximately 24.0% of our revenues. This concentration of revenues increases the risk of a substantial decrease in our revenues, resulting from a deterioration in our relationship with either of these customers.

If we cannot maintain the scalability, reliability and speed of our network, potential customers will not use our services.

Because of the limited deployment of our services, our ability to manage a substantial amount of traffic on our networks while maintaining superior service is unknown at this time. There is no assurance that our network will be able to maintain current levels of service as the number of our customers grows. Our failure to maintain such levels of service would significantly reduce customer demand for our services and have a material adverse effect on our business.

Service interruptions on our networks could expose us to liability or cause us to lose customers.

Our operations depend on our ability to avoid and mitigate any damages from power losses, network failures, transmission cable cuts or natural disasters. The failure of any equipment or facility on our networks could result in the interruption of service until we make the necessary repairs or install replacement equipment. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, which would reduce our revenues. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones. Many of our customers’ communications needs are extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our networks. Our networks may also contain undetected design faults and software “bugs” that, despite our testing, may be discovered only after our networks have been completed and are in use.

The occurrence of a natural disaster or act of terrorism in close proximity to our facilities would substantially harm our business.

The substantial majority of our facilities are located within the New York metropolitan area, with the remainder located in Chicago and Los Angeles. Given the concentration of our facilities, the loss of one of our facilities through the occurrence of a natural disaster, fire or flood, or an act of terrorism would have a material adverse effect on our business, results of operations and financial condition. We may not carry sufficient insurance to compensate us for losses caused by such an occurrence.

Our failure to manage the growth of our operations could harm our business.

We have rapidly and significantly expanded our operations. We anticipate that further expansion will be required to grow our customer base if we are to be successful in implementing our business strategy. Our future performance depends in part upon our senior management’s ability to manage our growth effectively. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage our growth effectively, our business will suffer.

Our business will be harmed if our information support systems are not further developed.

Sophisticated information processing systems, including provisioning, accounting and network management, are vital to our growth and our ability to achieve operating efficiencies. Our plans for the development and implementation of these systems rely largely upon acquiring products and services from third party vendors and integrating those products and services. We may be unable to implement these systems on a timely basis or at all, and these systems may not perform as expected. A failure of these systems could substantially impair our ability to provide services, send invoices and monitor our operations. We may also be unable to maintain and upgrade our operational support systems as necessary.

We license key software from third parties. If we are unable to obtain such software on commercially acceptable terms, our business could be adversely affected.

We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our services. Most notably, we license Portal, Preside and MetaSolv TBS. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our services. Although we believe that there are alternative suppliers for the software that we rely upon, it could take a significant period of time to establish relationships with alternative suppliers and integrate their software into our services. The loss of any of our relationships with these suppliers could have a material adverse affect on our business.

We depend on our key personnel, and the loss of their services may adversely affect our business.

We are highly dependent upon the efforts of our senior management team, none of whom currently have an employment agreement with us. The death or departure of any of our key personnel could have a material adverse effect on our business.

We may become the subject of litigation by our stockholders, which could adversely affect our business.

In addition to claims that may arise in the normal course of our business and financing activities, certain of our stockholders may sue us in an attempt to recover their losses as a result of the decline in our stock price. The resolution of such a claim would likely be costly and time-consuming. If any or all of such claims cannot be resolved through a negotiated settlement, we could become a party to the resulting litigation. Any litigation, even if we are successful, could result in substantial costs and diversion of resources and management attention. An adverse determination in any litigation could also subject us to significant liability, under the judgment of a court or by default.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. The entities that compete with us include cable modem, Internet, digital subscriber line, microwave, mobile and fixed wireless service providers, local telephone companies, long distance companies and competitive collocation providers. The numerous companies that may seek to enter our market may expose us to severe price competition for our services. We expect competition to intensify in the future. If these competitors successfully focus on our market opportunity, there may be intense price competition which could have a material adverse effect on our business.

We may face competition from various service providers in buildings for which we have exclusive license agreements.

We generally have exclusive license agreements for both our on-net and off-net buildings. Even though our competitors cannot install a central distribution system in any of our buildings covered by an exclusive agreement, they may still compete with us by installing infrastructure designed to directly service one or more specific tenants in the building as requested by such tenants. Consequently, they could indirectly compete against us by not utilizing our in-building networks to gain connectivity to tenants. In addition, incumbent local exchange carriers, or ILECs, and the regional bell operating companies, or RBOCs, currently own pre- existing, copper-based networks in many of our on-net and off-net buildings. These ILECs and RBOCs may be able to upgrade their existing networks to provide advanced broadband services which would place them in direct competition with us. Furthermore, service providers may have pre-existing license agreements in our buildings, which allow these providers to install, and possibly expand, their network infrastructure in our buildings. As a result, we may face competition in some of the buildings for which we have exclusive license agreements.

Alternative technologies pose competitive threats.

In addition to fiber-optic technology, there are other technologies that provide more capacity and speed than traditional copper wire transmission technology, such as digital subscriber lines, or DSL, and wireless technologies, and can be used instead of our network. Furthermore, these technologies may be improved and other new technologies may be developed that provide more capacity, reliability, scalability and speed than the fiber-optic technology we deploy. The development of new technologies or the significant penetration of alternative technologies into our target markets may reduce the demand for our services and consequently could have a material adverse effect on our business.

In the communications industry, continued pricing pressure from our competitors and an excess of network capacity continue to cause prices for our services to decline.

We anticipate that prices for broadband network services, in general, and for our services, in particular, will continue to decline over the next several years due primarily to the following:

•	price competition as various service providers continue to install networks that might compete with our networks;

•	recent technological advances that permit substantial increases in the transmission capacity of both new and existing fiber; and

•	strategic alliances or similar transactions that increase customers’ purchasing power.

We have outstanding debt that may limit our ability to borrow additional money, restrict the use of our cash flows and constrain our business strategy, and we may not be able to meet our debt obligations.

As of February 28, 2003, we had total debt of $21.7 million. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement, which governs our senior secured credit facility, that expose us to certain risks and limitations, including the following:

•	as the interest rate on our debt is variable, if interest rates rise, our debt service payments will increase;

•	we have made affirmative financial covenants that we will breach if our financial results do not meet our expectations; and

•	we have agreed to certain negative covenants that may cause us to make choices regarding the operation of our business that we would not otherwise make.

You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. We cannot assure you that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing. Further, our borrowings under our credit facility are secured by substantially all of our assets and our obligations under our facility are guaranteed by our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay the completion or expansion of our networks, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations or comply with our covenants, we would be in default under our existing debt agreements. To avoid a default, we may need waivers from third parties, which might not be granted.

Legislation and government regulation could adversely affect us.

We are subject to federal, state and local regulations that affect our services, competition, the taxation of our services and other aspects of our operations. The regulation of the communications industry is changing rapidly, and varies from state to state. Changes in the regulatory environment could affect our operating results by increasing competition, decreasing revenue, increasing costs or impairing our ability to offer services. Certain communications services are subject to significant regulation at the federal and state level. The Federal Communications Commission, or FCC, regulates communications carriers providing intrastate, interstate and international common carrier services. State public utility commissions exercise jurisdiction over intrastate communications services. The FCC and state public utility commissions do not regulate most enhanced services, which involve more than the pure transmission of customer provided information. Our subsidiary, Local Fiber, LLC, is regulated as a common carrier by virtue of its provision of communications services directly to the public for a fee. As a common carrier, Local Fiber, LLC is subject to extensive federal, state and local communications regulation, which includes the payment of all applicable regulatory assessments.

Many of our competitors and vendors, especially ILECs, are subject to federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict. Although we believe the services we provide today, other than those provided by Local Fiber, LLC, are not subject to regulation imposed on other telecommunications services by the FCC or the state public utility commissions, changes in regulation or new legislation may impose regulation on our non-regulated services.

Regulation of access to office buildings could negatively affect our business. Some states have adopted laws that require that commercial building owners provide non-discriminatory access to communications providers. Recently, the FCC released its decision relating to access to commercial multiple tenant buildings, and legislation was enacted that increases telecommunications access to buildings owned or used by the federal government. Among other decisions, the FCC prohibited telecommunications carriers from entering into exclusive agreements with commercial building owners on a prospective basis, and required utilities, including local exchange carriers, to provide access to other telecommunications carriers and cable service providers. Other building access issues remain to be addressed by the FCC. Depending on how these rules are interpreted, these requirements may facilitate our competitors’ entry into buildings in which we offer our services, which in turn will diminish the value of our access rights and adversely affect our competitive position.

As an access provider, we may incur liability for information disseminated through our networks. The law relating to the liability of access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. Although we have not been sued for information carried on our networks, it is possible that we could be. Federal and state statutes have been directed at imposing liability on Internet service providers for aspects of content carried on their networks. There may be new legislation and court decisions that may affect our services and expose us to potential liability.

As the law in this area develops, the potential imposition of liability for information carried on and disseminated through our networks could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or services offerings. Any significant costs that we incur as a result of such measures or the imposition of liability could have a material adverse effect on our business, including our operating expenses and our liquidity.

Our principal stockholders, directors and executive officers currently control a majority of the voting rights of our stock, and this may limit your ability to affect the outcome of any stockholder vote or exercise any influence over our business.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 63% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

Anti-takeover provisions could prevent or delay a change of control that stockholders may consider favorable.

Provisions in our certificate of incorporation, our by laws and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. The authorization of undesignated preferred stock, for example, gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change of control or change in management is delayed or prevented, this premium may not be realized, or the market price of our common stock could decline.

The liquidity of our common stock could be adversely affected by changes in our Nasdaq listing.

Our common stock is currently listed on the Nasdaq SmallCap Market. On February 13, 2002, we received notification from Nasdaq that our common stock failed to comply with Nasdaq’s minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq National Market. Pursuant to the notification from Nasdaq, our common stock was to be delisted from the Nasdaq National Market on May 14, 2002. We, however, successfully applied to Nasdaq to have our listing transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock began trading on the Nasdaq SmallCap Market on May 24, 2002. We then had until August 22, 2002, to regain compliance with Nasdaq’s minimum bid price requirement. Although we did not satisfy the minimum bid price requirement by August 22, 2002, Nasdaq granted us an additional 180 calendar day grace period to regain compliance with its minimum bid price requirement.

On March 19, 2003, we received notification from Nasdaq that we were granted another grace period until May 12, 2003 to regain compliance.  We have yet to satisfy this requirement, and we may be delisted from the Nasdaq

SmallCap Market, upon notification. Our stockholders have approved our effectuating a reverse stock split to bring us into compliance with Nasdaq’s minimum bid price requirement; however, our board of directors has yet to adopt such a reverse stock split.

If we are delisted from the Nasdaq SmallCap Market, our shares will continue to trade, if at all, on the OTC Bulletin Board, upon application by the requisite market makers. This will adversely impact our stock price, as well as the liquidity of the market for our shares which, as a result, will adversely affect the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

Effect of Reverse Split

We have received the approval of our stockholders to effect either a 1-for-20 or a 1-for-30 reverse stock split at any time prior to June 30, 2003.  Should we determine to effectuate either of the reverse splits, the number of shares of our common stock outstanding will be reduced proportionately and the value of our common stock could be negatively affected in a number of ways, including less liquidity by virtue of fewer shares being traded and that although initially the market price per share of our common stock will be increased proportionately with the reverse split, there is no guarantee that the common stock will maintain such increased market price.  Additionally, if after the reverse split is effectuated a stockholder owns less than 100 shares of our common stock, then such stockholder will be considered an odd-lot holder and sales by such holders usually involve higher transaction costs.

Holders of our common stock will not receive a return on their shares until they sell them because we do not  plan to pay cash dividends on our shares.

We have neither declared nor paid any dividends on our common stock and do not anticipate paying cash dividends in the future. We currently intend to retain any earnings to fund operations and future growth. Furthermore, our credit facility currently prohibits, and the terms of any future debt agreements or preferred stock will likely restrict, the payment of cash dividends on our common stock.

Our stock price is likely to be highly volatile, and you may lose all or part of your investment.

The trading price of our common stock is highly volatile. Failure to meet market expectations because of quarterly fluctuations in our financial results could cause our stock price to decline, and you could lose all or part of your investment. Moreover, factors that are not related to our operating performance could cause our stock price to decline. The stock market has periodically experienced significant price and volume fluctuations that have affected the market prices for securities of technology and communications companies. Consequently, you may experience a decrease in the market value of your common stock or lose all or part of your investment, regardless of our operating performance or prospects.

We must issue a substantial number of additional shares of common stock, which could adversely affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments.  Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin.  As a result, we are subject to fluctuations in interest rates.  A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year.  As of February 28, 2003, we had borrowed $21.7 million under our credit facility, with a current weighted average interest rate of 5.17%.

     On January 2, 2002 we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years.  Pursuant to this transaction, we were obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%.  Because such interest rate excluded the applicable margin of 4.5% that we paid on our credit facility at the time, the total interest rate for us on this swap transaction was 8.2%.  As part of this agreement, Deutsche Bank AG was obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months.  On March 20, 2002, we terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FiberNet Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheet of FiberNet Telecom Group, Inc. (“FiberNet”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of FiberNet Telecom Group, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 28, 2002 (except with respect to the matters discussed in Note 17, as to which the date is May 16, 2002).

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 2 to the consolidated financial statements, FiberNet adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
MARCH 12, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FiberNet Telecom Group, Inc.:

     We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999, as restated-See Note 16. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

New York, New York
February 28, 2002
(except with respect to the matters discussed in Note 17, as to which the date is May 16, 2002)

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$3,788	$3,338
Accounts receivable, net of allowance of $1,005 and $2,245 at December 31, 2002 and 2001, respectively	2,765	2,659
Prepaid expenses and other	740	700

Total current assets	7,293	6,697
Property, plant and equipment, net	95,122	109,837
Other Assets:
Goodwill	7,509	7,509
Deferred charges, net of accumulated amortization of $1,405 and $1,937 at December 31, 2002 and 2001, respectively	3,383	12,099
Other assets	488	445

Total other assets	11,380	20,053

TOTAL ASSETS	$113,795	$136,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,147	$6,742
Accrued expenses	5,608	7,452
Deferred revenues	4,613	6,071
Capital lease obligation—current portion	271	250
Note payable, affiliate	—	2,321

Total current liabilities	14,639	22,836
Long-Term Liabilities:
Notes payable, less original issue discount of $4,880 and $6,071 at December 31, 2002 and 2001, respectively	30,356	88,929
Capital lease obligation	202	474

Total liabilities	45,197	112,239
Stockholders’ Equity:
Common stock, $.001 par value, 2,000,000,000 and 150,000,000 shares authorized and 792,164,462 and 61,572,611 shares issued and outstanding at December 31, 2002 and 2001, respectively	792	62
Series H preferred stock $.001 par value, none and 100,556 shares issued and outstanding at December 31, 2002 and 2001, respectively (Preference in involuntary liquidation value, $100 per share)	—	17,096
Series J preferred stock $.001 par value, none and 356 shares issued and outstanding at December 31, 2002 and 2001, respectively (Preference in involuntary liquidation value, $10,000 per share)	—	7,063
Subscription receivable from Series J preferred stock	—	(5,700)
Additional paid-in-capital and other	400,532	295,649
Accumulated deficit	(332,726)	(289,822)

Total stockholders’ equity	68,598	24,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,795	$136,587

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$25,334	$31,195	$13,117
Operating expenses:
Cost of services (exclusive of items shown separately below)	7,537	13,801	5,388
Selling, general and administrative expense excluding stock related expense	18,151	32,917	27,072
Stock related expense for selling, general, and administrative matters	225	(1,172)	8,468
Impairment of property, plant and equipment	13,175	51,848	—
Impairment of goodwill	—	56,467	—
Depreciation and amortization	10,346	15,319	7,652

Total operating expenses	49,434	169,180	48,580

Loss from operations	(24,100)	(137,985)	(35,463)
Interest expense, net	(7,543)	(8,594)	(5,657)

Loss before extraordinary item	(31,643)	(146,579)	(41,120)
Extraordinary loss on early extinguishment of debt	(5,761)	(7,398)	—

Net loss	(37,404)	(153,977)	(41,120)
Preferred stock dividends	(44)	(1,080)	(8,113)
Preferred stock-beneficial conversion	—	(23,109)	(27,766)

Net loss applicable to common stockholders	$(37,448)	$(178,166)	$(76,999)

Net loss applicable to common stockholders per shared - basic and diluted	$(0.20)	$(4.34)	$(2.60)
Weighted average common shares outstanding - basic and diluted	186,455	41,065	29,651

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital and Other	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance at December 31, 1999	1,085,197	$20,275	25,932,464	$26	$82,608	$(34,657)	$68,252

Redemption of Series C preferred stock	(49,645)	(75)	49,645	—	75	—	—
Issuance of common stock, net	—	—	4,150,342	4	46,213	—	46,217
Issuance of Series H preferred stock, net	426,333	63,799	—	—	4,836	—	68,635
Issuance of Series I preferred stock, net	62,500	8,850	—	—	—	—	8,850
Series D preferred stock dividends	12,531	1,418	—	—	—	—	1,418
Series E preferred stock dividends	23,981	2,700	—	—	—	—	2,700
Series F preferred stock dividends	28,383	3,230	—	—	—	—	3,230
Series H preferred stock dividends	14,211	769	—	—	—	—	769
Series I preferred stock dividends	1,931	119	—	—	—	—	119
Exercise of options and warrants to purchase common stock	—	—	3,105,895	3	6,345	—	6,348
Issuance of warrants in connection with bank financing	—	—	—	—	6,139	—	6,139
Stock compensation to employees	—	—	—	—	4,040	—	4,040
Deferred compensation	—	—	—	—	2,732	—	2,732
Other	—	—	—	—	1,833	—	1,833
Net loss applicable to common stockholders	—	—	—	—	—	(76,999)	(76,999)

Balance at December 31, 2000	1,605,422	$101,085	33,238,346	$33	$154,821	$(111,656)	$144,283

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY––(Continued)
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital and Other	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Direct issuance of common stock, Feb 2001	—	$—	6,440,000	$6	$24,800	$—	$24,806
Issuance of warrants in connection with bank financing	—	—	—	—	7,148	—	7,148
Series D preferred stock dividends	12,123	96	—	—	—	—	96
Series E preferred stock dividends	22,802	184	—	—	—	—	184
Series F preferred stock dividends	27,445	219	—	—	—	—	219
Series H preferred stock dividends	33,959	264	—	—	—	—	264
Series I preferred stock dividends	4,885	38	—	—	—	—	38
Exercise of options and warrants to purchase common stock	—	—	110,580	1	—	—	1
Beneficial conversion on repricing of Series H	—	16,254	—	—	—	—	16,254
Beneficial conversion on repricing of Series I	—	4,766	—	—	—	—	4,766
Issuance of warrants in connection with conversions	—	—	—	—	279	—	279
Conversion of Series C preferred stock	(83,688)	(135)	83,688	—	135	—	—
Conversion of Series D preferred stock	(334,827)	(6,291)	3,348,268	3	6,288	—	—
Conversion of Series E preferred stock	(340,655)	(7,528)	3,406,563	3	7,525	—	—
Conversion of Series F preferred stock	(403,647)	(14,093)	4,036,477	4	14,089	—	—
Conversion of Series H preferred stock	(373,947)	(63,990)	8,547,360	9	63,982	—	—
Conversion of Series I preferred stock	(69,316)	(13,773)	1,901,253	2	13,771	—	—
Issuance of Series J preferred stock, net	360	7,094	327,273	1	1,861	—	8,956
subscription receivable on Series J preferred stock	—	(5,700)	—	—	—	—	(5,700)
Beneficial conversion on Series J preferred stock	—	—	—	—	2,091	—	2,091
Conversion of Series J preferred stock	(4)	(31)	132,803	—	31	—	—
Stock compensation to employees	—	—	—	—	(1,172)	—	(1,172)
Net loss applicable to common stockholders	—	—	—	—	—	(178,166)	(178,166)

Balance at December 31, 2001	100,912	$18,459	61,572,611	$62	$295,649	$(289,822)	$24,348

Issuance of common stock	—	$—	38,252,125	$38	$3,180	$—	$3,218
Issuance of warrants	—	—	—	—	2,165	—	2,165
Series H preferred stock dividends	4,022	31	—	—	—	—	31
Conversion of Series H preferred stock	(104,575)	(17,127)	104,581,425	104	17,023	—	—
Conversion of Series J preferred stock	(359)	(1,363)	63,106,986	63	1,250	—	(50)
Deemed dividend charge on conversion of Series J preferred stock	—	—	—	—	5,454	(5,454)	—
Exercise of options and warrants to purchase common stock	—	—	3,077,857	3	(3)	—	—
Stock compensation to employees	—	—	—	—	225	—	225
Conversion of note payable – affiliate to common stock	—	—	9,002,040	9	1,071	—	1,080
Forgiveness of note payable – affiliate	—	—	—	—	893	—	893
Conversion of notes payable to common stock	—	—	440,000,000	440	52,360	—	52,800
Conversion of notes payable to warrants	—	—	—	—	10,691	—	10,691
Conversion of subordinated note payable	—	—	52,000,000	52	6,188	—	6,240
Conversion of accrued interest to common stock	—	—	20,000,000	20	2,380	—	2,400
Conversion of accrued interest to warrants	—	—	—	—	1,944	—	1,944
Legal settlement	—	—	571,418	1	62	—	63
Net loss applicable to common stockholders	—	—	—	—	—	(37,448)	(37,448)

Balance at December 31, 2002	—	$—	792,164,462	$792	$400,532	$(332,726)	$68,598

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss applicable to common stockholders	$(37,448)	$(178,166)	$(76,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,346	15,319	7,652
Preferred stock dividends	44	1,080	8,113
Preferred stock - beneficial conversion	—	23,109	27,766
Stock related expense for selling, general and administrative matters	225	(1,172)	8,468
Impairment of property, plant and equipment	13,175	51,848	—
Impairment of goodwill	—	56,467	—
Extraordinary loss on early extinguishment of debt, non-cash portion	5,641	7,398	—
Capitalized accrued interest on notes payable	5,421	—	—
Other non-cash expenses	3,636	4,545	3,193
Change in assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(789)	9,686	(15,386)
Increase (decrease) in accounts payable and accrued expenses	(4,757)	(12,144)	24,630

Cash used in operating activities	(4,506)	(22,030)	(12,563)

Cash flows from investing activities:
Capital expenditures	(2,453)	(46,737)	(74,677)
Investment in Devnet, net of cash	—	—	(17,896)

Cash used in investing activities	(2,453)	(46,737)	(92,573)

Cash flows from financing activities:
Net proceeds from issuance of debt financing	2,188	45,000	45,016
Net proceeds from issuance of subordinated note payable	2,000	—	—
Net proceeds from issuance of equity securities	3,471	25,756	52,393
Repayment of capital lease obligation	(250)	(233)	(203)

Cash provided from financing activities:	7,409	70,523	97,206

Net increase (decrease) in cash and cash equivalents	450	1,756	(7,930)
Cash and cash equivalents at beginning of period	3,338	1,582	9,512

Cash and cash equivalents at end of period	$3,788	$3,338	$1,582

Supplemental disclosures of cash flow information:
Interest paid	$35	$6,732	$2,589
Income taxes paid	—	—	—
Non-cash financing activities:
Issuance of common stock and options to acquire Devnet	$—	$—	$39,842
Conversion of accrued interest into common stock	2,000	—	—
Conversion of accrued interest into notes payable	3,522	—	—
Conversion of notes payable into common stock	66,000	—	—
Conversion of subordinated note payable into common stock	2,080	—	—
Conversion of note payable - affiliate into common stock	450	—	—
Conversion of Series H preferred stock into common stock	17,127	—	—
Conversion of Series J preferred stock into common stock	1,363	—	—

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

     FiberNet is an optical, facilities-based communications service provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas.  The Company offers an advanced high bandwidth, fiber optic solution to support the demand for network capacity in the intra-city market, or local loop.  The Company has established its primary operations in the New York and Los Angeles metropolitan areas.

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

     The Company’s operations and ability to grow may be affected by numerous factors, including the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster of act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment.  The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

     As discussed in Notes 7 and 17, the Company believes that the completion of the transactions that constituted its recapitalization significantly enhanced its liquidity and improved its financial position.  Under FiberNet’s current

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

operating plan, it does not anticipate requiring any external sources of capital to fund its operations in the coming year.  However if actual results vary from the anticipated results of its operating plan, it may not be able to fund operating and investing activities with internally generated cash flows, and the Company may require external sources of capital.  From time to time, FiberNet may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business.  There can be no assurance that the Company will be able to successfully consummate any such financing on acceptable terms, or at all.  The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Equal Access and Local Fiber and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated.

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

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service.  The estimated lives are as follows:

Computer software	3-5 Years
Computer equipment	3-5 Years
Office and equipment and fixtures	5-10 Years
Leasehold improvements	9-15 Years
Network equipment	5-10 Years
Network infrastructure	5-20 Years

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

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

Revenue Recognition

     FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

     Revenues are derived from three general types of services:

     Transport services. FiberNet’s transport services include the offering of broadband circuits on its metropolitan transport networks and FINs.  Over the Company’s metropolitan transport networks, it can provision circuits from one of its carrier point facilities to another carrier point facility or to an on-net building via an interconnection with its FIN in that building.  The Company can also provision circuits vertically between floors in a carrier point facility or an on-net building.  In 2003, the Company also initiated a new type of transport service offering to provide its customers with circuits on networks that it does not own.  The Company intends to sell this connectivity to its customers and purchase the underlying circuits from other wholesale, telecommunications carriers.  With this new initiative, FiberNet believes that it can serve the broader network capacity needs of its customers than the Company is currently able to on its own networks.

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

     Communications access management services. FiberNet’s access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to end-user tenants, if such networking infrastructure is available.

     As of December 31, 2002 the Company has one reciprocal agreement.  The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.8 million, $5.2 million and $2.2 million for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the years ended December 31, 2002, December 31, 2001, and December 31, 2000 were approximately $0.8 million, $5.4 million and $2.2 million, respectively.

Fair Value of Financial Instruments

     The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates.

Goodwill

     Cost in excess of net assets of acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value.

Deferred Charges

     Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

     Basic earnings per share have been computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities.  Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share in 2002, 2001 and 2000, as they were anti-dilutive.

Concentration of Credit Risk

     The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of December 31, 2002, one customer accounted for 15.2% of the Company’s total accounts receivable, and as of December 31, 2001 one customer accounted for 19.4% of the Company’s total accounts receivable.

     For the year ended December 31, 2002, two customers in the aggregate accounted for 24.0% of the Company’s total revenue.  For the year ended December 31, 2001, three customers in the aggregate accounted for 53.3% of the Company’s total revenue.  For the year ended December 31, 2000, two customers in the aggregate accounted for 61.5% of the Company’s total revenue.

     As of December 31, 2001, the Company had an allowance for doubtful accounts of $2.2 million. During the year ended December 31, 2002, FiberNet wrote off $1.7 million of this allowance and recorded $0.5 million of bad debt expense, resulting in an allowance for doubtful accounts of $1.0 million, as of December 31, 2002. For the years ended December 31, 2001 and 2000, the Company recorded $2.6 million and $0.5 million of bad debt expense, respectively.

Stock Option Plan

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.  The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123.  The resulting expense is charged against operations ratably over the vesting period of the options.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,

(Amounts in thousands)	2002	2001	2000

Net loss attributable to common shareholders, as reported	$(37,448)	$(178,166)	$(76,999)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	225	(1,172)	8,468
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5,826)	(2,853)	(8,689)

Pro forma net loss	$(43,049)	$(182,191)	$(77,220)

Net loss per share attributable to common shareholders:
As reported: Basic and diluted	$(0.20)	$(4.34)	$(2.60)
Pro forma: Basic and diluted	$(0.23)	$(4.44)	$(2.60)

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 2002, 2001 and 2000:  risk-free interest rates of 3.375%, 4.875% and 5.2%, respectively, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 113%, 159% and 96%, respectively.

Accounting for Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes.  Under this method, deferred income taxes represent the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value.  Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings.  The adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements, as the Company had not entered into any derivative instrument contracts for the years ended December 31, 2002, 2001 and 2000.

Segment Reporting

     The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value.  During the fourth quarter of 2002, the Company considered current information, including an analysis of its market value as a result of the successful recapitalization as discussed in Note 6, and determined that there is no additional impairment of goodwill.

     The following table presents the impact of SFAS No. 142 as if it had been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss applicable to common stockholders	$(37,448)	$(178,166)	$(76,999)
Plus: goodwill amortization	—	3,724	2,695
Adjusted net loss applicable to common stockholders	$(37,448)	$(174,442)	$(74,304)
Basic and diluted earnings per share:
Net loss applicable to common stockholders	$(0.20)	$(4.34)	$(2.60)
Plus: goodwill amortization	—	0.09	0.09
Adjusted net loss applicable to common stockholders	$(0.20)	$(4.25)	$(2.51)

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are superceded by SFAS No. 144, except that the statement preserves the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

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

     In November 2002, the FASB issued Financial Interpretation Number (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Management believes this statement will not have a material impact on the Company’s financial position or results of operations.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.        PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2002	December 31, 2001

Computer software	$200	$178
Computer equipment	250	293
Leasehold improvements	30	30
Office and equipment and furniture	146	146
Network equipment and infrastructure	113,725	120,523

Total	114,351	121,170
Accumulated depreciation	(19,229)	(15,758)

Construction in progress	95,122	105,412
	—	4,425

Property, plant and equipment, net	$95,122	$109,837

          Depreciation expense on property, plant and equipment was $10.3 million, $10.9 million and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

4.       IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

          The Company reviews the carrying value of its assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

          Beginning in 2001 and continuing in 2002, the Company determined that its forecasts for revenues for certain of its facilities would not be achieved due to the significant adverse change in the business climate. The Company further determined that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand for its services in these facilities. The Company believes that the decrease in demand was a result of the significant number of bankruptcies of telecommunications companies that were existing or potential customers and the overall economic recession. The Company also determined that a rebound in demand for its services would not occur in the near term. As a result, the Company revised its business plan and conducted extensive reviews of its assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in its expected business activity.

          The Company used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to the facilities discussed above, and used a discounted cash flow model to measure the impairment.  As a result of this analysis during 2001, the Company recorded an asset impairment of approximately $51.8 million based on the amount by which the carrying amount of these assets exceeded their fair value.  Of this amount, $40.4 million relates to assets held for use, and $11.4 million represents assets to be disposed of.

          The assets that the Company identified for disposition were abandoned, as the Company determined that these assets had no value.  Consequently, there was no cost to the Company for this abandonment, nor did the Company expect to receive any proceeds or other consideration from this abandonment.  The Company recorded no reserves, accruals or other liabilities related to this abandonment.  These assets primarily related to engineering and network architecture design costs and general contracting and project management costs for facilities that the Company is no longer pursuing.

          The Company has recovered approximately $0.3 million from the sale of assets previously written off as impaired.  The proceeds were recorded as a recovery of the impairment recorded during the year ended December 31, 2001.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          As a result of an update to the forecast and analysis performed in 2002, the Company has recorded an additional asset impairment of approximately $12.7 million in 2002, based on the amount by which the carrying amount of these assets exceeded their fair value.  Also during 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets.

5.       ACQUISITION

          On April 2, 2000, FiberNet acquired approximately 3% of the Devnet membership interests for a purchase price of $3 million.  On July 31, 2000, FiberNet acquired the remaining 97% of the membership interests of Devnet not already beneficially owned by the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 2, 2000.  Devnet’s operations are included in FiberNet’s results of operations commencing July 31, 2000.  Devnet managed the communications access and infrastructure for approximately 40 million square feet of class A commercial real estate in major markets nationwide.  In connection with the acquisition, the Company issued 3,461,162 shares of its common stock and paid approximately $15 million in exchange for approximately 97% of the membership interests in Devnet.  The acquisition was accounted for under the purchase method of accounting.  The Company allocated the purchase price of approximately $60 million to the assets and liabilities of Devnet.  Initially, the amount allocated to goodwill was being amortized over 15 years using the straight-line method; however, see Note 6 for a discussion of the impairment of the goodwill associated with this acquisition.  In connection with the acquisition, the Company paid an aggregate of $500,000 to related parties for financial advisory services.

          FiberNet’s pro forma results of operations assuming the Devnet acquisition occurred on January 1, 2000, would have been as follows (dollars in thousands, except per share data):

Year Ended December 31, 2000

Revenues	$14,606
Net loss applicable to common shareholders	$(82,597)
Net loss applicable to common shareholders per share-basic and diluted	$(2.55)

6.       IMPAIRMENT OF GOODWILL

          During 2001, the Company evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from the Company’s acquisition of Devnet.  Pursuant to APB Opinion No. 16, “Business Combinations”, the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced.  The Company reviews the carrying value of long-lived assets including goodwill and property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

          An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, due to the negative industry and economic trends affecting certain of the Company’s current operations and expected future sales, as well as the general decline in the valuations of telecommunications companies.  The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

          Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and the company associated the related goodwill primarily to those agreements.  The Company used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from business activities in the commercial office properties underlying the license agreements and used a discounted cash flow model to measure the impairment.  As a result, the Company recorded a charge of $56.5 million during 2001 to reduce goodwill associated with the purchase of Devnet.  The charge was based on the amount by which the carrying amount of the asset exceeded its fair value.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.          NOTES PAYABLE AND NOTE PAYABLE-AFFILIATE

Note Payable-Affiliate

          On December 7, 2001 the Company issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services.  The note bore interest at an annual rate of 14% and was payable in eight monthly installments of approximately $300,000 beginning in January 2002.  The Company believes the terms of this transaction were no less favorable than could be received from an independent, third party.  During 2002 the Company repaid approximately $1.1 million of the note, and approximately $0.9 million was forgiven and recorded as an additional capital contribution to the Company.  On October 30, 2002 the remaining amount of the note was converted into common stock as part of the recapitalization of the Company, discussed below.

Senior Secured Credit Facility

          On April 11, 2000, the Company entered into a $75.0 million senior secured credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel.  In addition to the initial lenders, First Union National Bank, Bank One Capital Corporation and IBM Credit Corporation were lenders under the Credit Facility.  FiberNet used the funds available under the Credit Facility for the acquisition and construction of its network infrastructure and for general corporate purposes.  The Credit Facility had a term of four and one-half years, consisting of revolving credit availability for the first 18 months and a term loan for the remaining three years.  The Credit Facility is secured by the Company’s assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type.  As of December 31, 2002 and 2001, $35.2 and $95.0 million were outstanding under the Credit Facility, respectively.  This amount is included in notes payable in the accompanying balance sheet net of an original issue discount of $4.9 million and $6.1 million at December 31, 2002 and 2001, respectively.  This discount represents the fair value of warrants to purchase approximately 1.5 million shares of common stock of the Company at an exercise price of $18.062 per share, with an expiration date of April 11, 2005, issued to the lenders in connection with the Credit Facility.

          On December 18, 2000, the Company issued 504,614 additional warrants to its lending group at an exercise price of $17.062 and re-priced the warrants issued on April 11, 2000 from $18.062 to an exercise price of $17.062.  The discount is being amortized over the term of the Credit Facility.  The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model.  The transaction was evaluated in accordance with the guidance in EITF Issue 96-19, “Debtor’s Accounts for a Modification or Exchange of Debt Instruments.”  The value on December 18, 2000 of the cash flows under the terms of the revised debt instrument as compared to the cash flows under the original debt instrument resulted in a difference that was “not substantially” different.  An adjustment was made to the original issue discount, initially recorded in connection with the issuance of the warrants, and to additional paid-in-capital (APIC) to reflect the new exercise price of those warrants.

          On February 9, 2001, the Company amended the Credit Facility to increase the availability thereunder to $105.0 million and to the extend the maturity thereof to six years.  In connection with this amended credit facility, the Company issued warrants to purchase an additional 454,409 shares of its common stock, with an expiration date of April 11, 2005, at an exercise price of $8.00 per share.  In addition, all warrants issued under the original credit agreement were replaced with warrants to purchase an equivalent amount of the Company’s common stock, with an expiration date of April 11, 2005, at an exercise price of $8.00 per share.  The transaction was evaluated in accordance with EITF 96-19, and it was determined that a substantial modification of terms had been made.  As such, the transaction was accounted for, and reported in the same manner as, an extinguishment, and the Company recorded a $7.4 million charge for the extraordinary loss from extinguishment of debt, representing deferred financing fees and the original issue discount relating to the previous Credit Facility.

          Also, on April 27, 2001, in connection with a waiver and agreement under our credit facility, warrants to purchase 300,000 shares of our common stock at a purchase price of $8.00 per share held by Deutsche Banc Alex Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.01 per share.

          The Company valued the warrants at each issuance and pricing date using the Black-Scholes valuation model and recorded a debit to original issue discount with a credit to APIC for the warrant’s value.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          In connection with the Company’s sale of its Series J preferred stock, on December 7, 2001, it entered into an amendment of its Credit Facility with its lenders pursuant to which the lenders consented to the sale of the series J preferred stock and adjusted certain covenants contained in the credit agreement underlying the Credit Facility.  Additionally, all warrants outstanding issued to the lenders under the Credit Facility were replaced with warrants with identical terms other than with respect to a reduction of the exercise price to $0.50.

          On October 30, 2002 the Company completed a series of transactions with the lenders under its senior credit facility as well as certain investors to undertake the recapitalization of the Company.  These transactions are described below.

          Pursuant to the terms of a common stock purchase agreement dated as of October 30, 2002 by and among FiberNet and the lenders under the Company’s credit facility, FiberNet issued 440,000,000 shares of its common stock to the lenders with a fair market value of $.12 per share on the date of issuance, as prepayment of an aggregate of $66.0 million of outstanding indebtedness under the Company’s credit facility. The Company also issued warrants to purchase 110,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years to the lenders valued at $10.7 million using the Black-Scholes option pricing model on the date of issuance. These warrants are immediately exercisable and contain standard anti-dilution protection.  As of October 30, 2002, the 440,000,000 shares issued to the lenders constituted approximately 61% of the total number of outstanding shares of common stock. Such shares, together with shares issuable upon exercise of the warrants, also constituted approximately 61% of the shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.  Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the credit facility.  As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness, included above. Subsequently, on November 11, 2002, the Company issued to its lenders in exchange for the remaining $2.0 million of accrued interest 20,000,000 shares of common stock with a fair market value of $.12 per share on the date of issuance, and warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share with a term of five years valued at $1.9 million using the Black-Scholes option pricing model on the date of issuance. These warrants are immediately exercisable and contain standard anti-dilution protection.  The Company evaluated the accounting for this transaction under the guidance of EITF No. 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of Financial Accounting Standards Board Statement No. 15,” FASB No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and EITF No. 96-19 “Debtor’s Accounts for a Modification or Exchange of Debt Instruments.”  As a result of the above transaction, the Company deducted the fair value of the consideration given on the date of the transaction from the carrying value of the debt.  The Company then determined that the remaining modified debt was not substantially different from the original debt, and accordingly, no extinguishment gain or loss was recognized. The difference resulting from the modification and settlement of debt is being treated as an adjustment to yield and is being amortized as a charge to interest expense over the remaining life of the debt.

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

          In connection with this transaction, the Company executed the seventh amendment to the term loan agreement.  As part of the seventh amendment, the term loan commitments and revolving loan commitments available under the credit facility were reduced to a total of $40.5 million from a total of $105.0 million.  The term loan commitments were reduced to $26.2 million, all of which was drawn and outstanding, and the revolving loan commitments were reduced to $14.4 million.  All of the Company’s revolving loan commitments were utilized with drawn, outstanding borrowings of $7.3 million and outstanding letter of credit issued in the amount of $7.1 million. In addition, the effective applicable interest rate on FiberNet’s borrowings was reduced from LIBOR+450 basis points to LIBOR+375 basis points until December 31, 2003.  Furthermore, the payment of all accrued interest on borrowings during the period beginning on October 30, 2002 and ending on June 30, 2003 will be capitalized and added to the outstanding principal amount of the term loan indebtedness. Other amendments to the Company’s credit facility include modifications to the automatic reduction of commitments and to financial covenants.  Previously the first automatic reduction in the availability under the credit facility was to have occurred on June 30, 2003.  However as amended, the automatic reduction of commitments begin on a quarterly basis on March 31, 2004.  The Company is

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also now subject to amended financial covenants.  The Company must now comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility) and maximum cumulative capital expenditures.  Beginning on December 31, 2003 in addition to those requirements, the Company’s financial covenants will also include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio.  The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying the Company’s credit facility, as amended.

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

          On October 30, 2002, the Company also entered into a common stock purchase agreement with certain investors, pursuant to which the Company issued to the investors in a private offering an aggregate of 30,737,789 shares of common stock for a price of $0.10 per share, or an aggregate cash consideration of $3.01 million. Pursuant to the terms of this purchase agreement, the Company also issued to such investors warrants to purchase an additional 30,737,789 shares of common stock at an exercise price of $0.12 per share with a term of five years valued at $1.4 million using the Black-Scholes option pricing model on the date of issuance. These warrants are also immediately exercisable and contain standard anti-dilution protection.

          Immediately prior to the private offering of common stock and warrants, FiberNet consummated certain related transactions with the investors.  In one such transaction, the Company issued to one of the investors, SDS Merchant Partners, L.P. (“SDS”), 9,002,040 shares of common stock with a fair market value of $.12 on the date of issuance, in exchange for the surrender by SDS of a promissory note originally issued on December 7, 2001 by the Company to a related party, which promissory note had been assigned by such related party to SDS immediately prior to such exchange for $150,000 in cash. This exchange was consummated pursuant to the terms of a note exchange agreement dated as of October 30, 2002 by and among the Company and SDS. Such promissory note, at the time of surrender, had an outstanding principal amount of $450,102. In addition, the Company sold 7,262,211 shares of common stock to SDS in connection with the common stock purchase agreement discussed above, for a price of $0.10 per share, or an aggregate cash consideration of $0.7 million. Pursuant to the terms of this purchase agreement, the Company also issued to SDS, warrants to purchase an additional 7,262,211 shares of common stock at an exercise price of $0.12 per share with a term of five years valued at $0.7 million using the Black-Scholes option pricing model on the date of issuance. These warrants are also immediately exercisable and contain standard anti-dilution protection. On November 11, 2002 in addition to the sale and issuance of common stock and warrants FiberNet also issued to SDS 52,000,000 shares of common stock with a fair market value of $0.12 on the date of issuance in exchange for the surrender, by SDS, of the promissory note issued by the Company on March 14, 2002 in the initial principal amount of $2.0 million, pursuant to the terms of a note exchange agreement.  Such promissory note, at the time of surrender, had outstanding principal and accrued interest of $2.1 million owing thereon.  Furthermore, the Company also agreed to include such shares issued to its lenders and SDS within the terms of agreements previously entered into on October 30, 2002, including the registration rights agreement. Other than the inclusion of such additional shares, the terms of such amended and restated agreements are unchanged from those of their respective predecessors.  The Company evaluated the accounting for the above transaction in accordance with FASB Technical Bulletin (“FTB”) No. 80-1 “Early Extinguishment of Debt through Exchange for Common or Preferred Stock.” The Company recorded a charge of $5.8 million related to the early extinguishment of debt for the difference between the net carrying amount of both notes that were extinguished and the reacquisition price represented by the total fair market value of the common stock and warrants exchanged in the transaction.

          Related to the above transactions, the Company issued an aggregate of 104,581,425 shares of common stock with a fair market value of $0.12 on the date of issuance, to the investors pursuant to the terms of a share exchange agreement dated as of October 30, 2002 by and among the Company and the investors. Such shares were issued upon the conversion of all 104,578 outstanding shares of the Company’s Series H convertible preferred stock. Such investors had, immediately prior to such exchange and conversion, acquired these Series H preferred shares, along with shares of common stock, from a related party for cash consideration of $735,000. The Series H preferred stock had a carrying value of $17.1 million prior to conversion and an aggregate liquidation preference, including accrued dividends thereon, of $10.7 million. The Series H preferred stock was converted pursuant to its original terms. During 2001, the Company recorded charges related to the beneficial conversion feature of the preferred instrument which aggregated the total proceeds from the initial issuance This discount on the preferred stock resulting from the

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beneficial conversion feature was immediately recognized as a dividend to the preferred shareholders on the date of issuance as the Series H preferred stock was immediately convertible.

          In a third related transaction, the holders of all 303 outstanding shares of the Company’s Series J-1 convertible preferred stock surrendered such shares to the Company as a result of an inducement offer by the Company, in exchange for 60,600,000 shares of common stock with a fair market value of $0.12 on the date of issuance. This transaction was effected pursuant to a Series J-1 exchange agreement dated as of October 30, 2002 by and among the Company and the Series J-1 holders. The Series J-1 preferred stock so surrendered had an aggregate liquidation preference of $3.0 million.  The Company evaluated this transaction in accordance with EITF D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”  The Company recorded a charge to net earnings of $5.5 million to arrive at net earnings available to common shareholders in the calculation of earnings per share, which represents the excess of the fair value of the common stock issued in the transaction to the holders of the preferred stock over the fair value of the securities issuable pursuant to the original conversion terms.  The Company entered into a registration rights agreement dated as of October 30, 2002 with these investors which requires the Company to file a resale registration statement with the Securities and Exchange Commission no later than 30 days after such date, with respect to the registration of all of the shares of common stock issued on October 30, 2002 and all shares issuable upon the exercise of the warrants issued to investors.  As described above, FiberNet expects that this registration statement will also include shares issued to its lenders.

          In total, 652,183,465 shares of common stock and warrants to purchase an aggregate of 148,000,000 shares of common stock were issued on October 30, 2002, as part of these transactions and a total of 72,000,000 shares of common stock and warrants to purchase an aggregate of 20,000,000 shares of common stock were issued on November 11, 2002,

          In connection with the transactions consummated on October 30, 2002 and November 11, 2002, the Company paid a fee of $0.3 million to a financial advisory firm and issued to that firm warrants to purchase an additional 6,200,000 shares of common stock at an exercise price of $0.001 per share with a term of one year valued at $1 million using the Black-Scholes option pricing model on the date of issuance..   In addition, the Company paid professional fees of approximately $2.7 million related to the above transactions.  All such charges have been included as a charge to selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2002.

          As of December 31, 2002, the outstanding borrowings under the Company’s credit facility were $35.2 million, and the weighted average interest rate on its outstanding borrowings under the facility was 5.2%.  There were no events of default under its credit agreement.  As of December 31, 2002, the Company has no additional availability under its credit facility.

8.       COMMITMENTS AND CONTINGENCIES

          The Company has entered into an equipment leasing agreement requiring the payment of $1.0 million over a five-year period that commenced August 1999.  The present value of this amount has been included as capital lease obligation on the consolidated balance sheets as of December 31, 2002 and 2001.

          The Company also entered into various operating lease agreements for office space and other space relating to the Company’s operations.  Occupancy expense for the years ended December 31, 2002, 2001 and 2000 was approximately $7.9 million, $14.2 million, and $6.0 million, respectively.

          Estimated future minimum notes payable, operating, and capital lease payments are as follows (in thousands):

	Payments Due by Period (in thousands)

Contractual Obligation	Total	2003	2004	2005	2006	2007	Thereafter

Mandatory Repayments and Reductions of Indebtedness (inclusive of capitalized interest)	$35,989	$—	$6,838	$12,956	$12,956	$3,239	$—
Capital Lease Obligations	535	323	212	—	—	—	—
Operating Leases	54,280	5,714	5,591	5,605	4,293	4,213	28,864

Total Contractual Obligations	$90,804	$6,037	$12,641	$18,561	$17,249	$7,452	$28,864

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The Company and its subsidiaries in the normal course of business may become party to any number of judicial, regulatory and administrative proceedings.  The Company’s management does not believe that any material liability will be imposed as a result of any of these matters.

9.       STOCK OPTIONS

          In December 1999, the Company adopted an employee equity participation program (the “1999 Stock Option Plan”) covering 4,500,000 shares of common stock of the Company to advance the growth and success of FiberNet by enabling employees, directors and consultants to acquire a proprietary interest in the Company.  The Board of Directors administered the 1999 Stock Option Plan.  All employees were eligible to receive awards under the 1999 Stock Option Plan, at the Board’s discretion.  Options granted pursuant to the 1999 Stock Option Plan (i) are either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) have a term of ten years and (iii) typically vest on an annual basis over three years.  The Company’s previous Employee Equity Participation Program was terminated during 1999.

          On May 23, 2000, FiberNet’s board of directors approved, and on July 27, 2000 the Company’s stockholders ratified, the adoption of an equity incentive plan (the “Equity Incentive Plan”), which amends and restates the Company’s 1999 Stock Option Plan, covering 10,000,000 shares of common stock of the Company.  On June 5, 2001, the Company’s stockholders ratified an increase in the number of shares available under the Equity Incentive Plan to 12,644,000.  The Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and other performance and non-performance based equity awards, including restricted stock, performance awards, stock appreciation rights, or SARs, and other types of awards based on the Company’s common stock.  During the fiscal year ended December 31, 2002, the Company granted approximately 0.1 million options under the Equity Incentive Plan, at an average exercise price of approximately $0.16 per share, with a vesting period of up to three years.

          The Company accounts for stock options under APB Opinion No. 25.  During the year ended December 31, 1999, the Company granted some stock options to employees with exercise prices below the market price on the date of the grant.  Additionally, on December 21, 2000, the Company repriced certain options previously granted to three of its executive officers, resulting in variable plan accounting in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), from the date of modification.  These options were originally granted in 1999 and 2000 at exercise prices of $4.00, $3.75, $6.00 and $9.31 per share, and were repriced at an exercise prices of $1.00 per share and $6.00 per share.  The additional intrinsic value was determined on the date of modification using the then market price of the common stock.  The additional compensation cost was recognized over the period from the date of modification to the date the awards vest.  The additional compensation cost has been adjusted in subsequent periods for changes in the market price.  After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately.  In subsequent periods, the market price declined resulting in negative compensation cost being recognized.  In accordance with FIN 44, expense reduction has been recognized up to the amount of the expense previously recognized in prior periods relating specifically to the modified awards.  As such the Company recorded compensation expense to employees of approximately $0.2 million, $(1.2) million, and $8.5 million for 2002, 2001, and 2000, respectively.

          Transactions during the years ended December 31, 2002, 2001 and 2000 involving stock options are summarized as follows:

	2002		2001		2000

	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share

Options outstanding at the beginning of the period	15,253,262	$3.00	9,775,727	$6.42	5,870,167	$2.92
Granted	111,000	0.16	7,673,929	0.40	5,969,893	9.16
Exercised	—	—	(103,452)	3.95	(1,600,000)	2.06
Terminated	(1,790,587)	5.04	(2,092,942)	9.41	(464,333)	12.35

Options outstanding at the end of Year	13,573,675	2.71	15,253,262	3.00	9,775,727	6.42

Exercisable at end of year	9,764,055	3.22	7,833,182	3.64	4,894,904	3.70

Weighted average fair value of options granted		$0.36		$0.38		$9.76

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following table summarizes information about stock options outstanding as of December 31, 2002:

Options Outstanding				Options Exercisable

Range of Exercise Price	Outstanding as of 12/31/2002	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/2002	Weighted-Average Exercise Price

$0.0000 - $2.0170	8,930,942	8.2	$0.59	5,584,145	$0.75
$2.0171-$4.0340	1,302,185	7.0	$3.57	1,164,186	$3.59
$4.0341-$6.0510	1,960,667	6.8	$5.23	1,940,002	$5.23
$6.0511-$8.0680	31,167	7.5	$7.81	21,001	$7.81
$8.0681-$10.0850	619,833	6.7	$9.28	491,670	$9.26
$10.0851-$12.1020	27,000	6.7	$11.32	25,333	$11.27
$12.1021-$14.1190	275,381	4.5	$13.07	232,050	$13.08
$14.1191-$16.1360	357,500	7.6	$14.89	238,334	$14.89
$16.1361-$18.1530	5,000	7.6	$17.50	3,334	$17.50
$18.1531-$20.1700	64,000	5.9	$19.45	64,000	$19.46

	13,573,675	7.7	$2.71	9,764,055	$3.22

10.     STOCK RESERVED FOR FUTURE ISSUANCE

          In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance of additional shares of common stock relating to outstanding warrants.  As of December 31, 2002, the Company had outstanding warrants exercisable into approximately 193.8 million shares of common stock at exercise prices ranging from $0.001 to $6.56 per share.

11.     PREFERRED STOCK

Series C Voting Preferred Stock

          On May 7, 1999 the Company issued approximately 133,000 shares of Series C voting preferred stock.  Each share was entitled to 117.03 votes to be voted at any meeting of shareholders.  In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series C voting preferred stock then outstanding, were entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company’s common stock in an amount equal to $1.50 per share.  Each holder of each share of Series C voting preferred stock had the right to convert such share for one share of common stock at a conversion price of $1.50 per share, subject to adjustment.  The holders of the Series C voting preferred stock were entitled to share in any dividends declared and paid by the Company to the common stock on a ratable basis.  In connection with the issuance of the Series C voting preferred stock, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of $0.1 million, to reflect the market price of the common stock on the date of issuance.

Series D, E and F Preferred Stock

          On November 30, 1999 the Company issued approximately (i) 309,000 shares of Series D preferred stock, (ii) 292,000 shares of Series E preferred stock and (iii) 346,000 shares of Series F preferred stock. The shares of Series D, E and F preferred stock were entitled to voting rights at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the Series D, E and F preferred stock then outstanding, were entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company’s common stock an amount equal to $15.00, $15.00 and $30.00 per share, respectively. Each holder of each share of Series D, E and F preferred stock had the right to convert such share for ten shares of common stock at conversion prices of $1.50, $1.50 and $3.00 per share, respectively, subject to adjustment. However upon the date of issuance, the effective conversion price of these series of preferred stock ($7.25 per share) was equal to the value of the common stock that was exchanged for each share of preferred stock, and into which the

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock is convertible.  The holders of the Series D, E and F preferred stock were entitled to receive dividends at a rate of 4%, 8% and 8% per annum, respectively. Such dividends were payable semi-annually, and at the option of the Company, in cash or in additional shares of the respective series of Series D, E or F preferred stock.

Series G, H and I Preferred Stock

          On June 30, 2000, the Company issued and sold 2,000,000 shares of Series G preferred stock to Nortel in a private placement for an aggregate purchase price of $20.0 million.  Each share of Series G preferred stock was convertible into one share of common stock of FiberNet at $10.00 per share, subject to anti-dilution adjustments.  In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $14.0 million to reflect the market price of the common stock as of the date of the issuance.

          On July 31, 2000 the Company issued and sold 426,333 shares of Series H preferred stock to Nortel in a private placement for an aggregate purchase price consisting of $22.5 million in cash plus the cancellation by Nortel of the 2,000,000 shares of the Series G preferred stock, including all accrued and unpaid dividends thereon.  Each share of Series H preferred stock is convertible into ten shares of common stock at $10.00 per share, subject to anti-dilution adjustments.  This amount was reflected on the Company’s balance sheet net of the value of warrants to purchase 425,000 shares of common stock of the Company issued in connection with this transaction.  The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model.  In connection with this transaction, the Company recorded a non-recurring non-cash charge for the beneficial conversion feature in the amount of $12.3 million to reflect the market price of the common stock as of the date of the issuance.

          On August 11, 2000 FiberNet issued and sold 62,500 shares of Series I preferred stock to Nortel in a private placement for an aggregate purchase price of $7.5 million.  Each share of Series I preferred stock is convertible into ten shares of common stock at $12.00 per share, subject to anti-dilution adjustments.  The Company recorded a beneficial conversion charge of $1.5 million in connection with this issuance.  Nortel invested a total of $50.0 million in preferred stock of the Company.

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

          On December 6, 2001, all of the Company’s outstanding shares of Series C, D, E and F preferred stock were converted into shares of the Company’s common stock.  In addition, the holder of the Company’s Series H and I preferred stock converted all of its Series I preferred stock and 373,947 shares, or 79%, of its Series H preferred stock into shares of the Company’s common stock.  Additionally, in connection with the conversion of the Series H and I preferred stock, the conversion price of the remaining 100,000 shares of Series H preferred stock was reduced to $1.31.  However, as all of the proceeds from the issuances of the Series H and Series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the Series H preferred stock to $1.31.

          Accordingly, as a result of the conversion of the Series C, D, E, F, H and I preferred stock into common stock, the Company issued an aggregate of 20,647,551 shares of common stock to stockholders who held shares of Series C, D, E, F, H and I preferred stock and cancelled an aggregate of 1,534,221 shares of Series C, D, E, F, H and I preferred stock.  In connection with the conversion of the Series C, D, E and F preferred stock, the holders of such preferred stock received, in the aggregate, warrants to purchase 985,000 shares of the Company’s common stock.  The Company recorded a non-cash preferred stock dividend of $0.3 million, representing the fair value of the warrants issued, as determined using the Black-Scholes option model.  These warrants have an exercise price of $0.55 and an expiration date of 5 years from the date of issuance.

          On October 30, 2002, as a result of the recapitalization of the Company all outstanding shares of Series H preferred stock were converted into common stock.  See Note 7.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series J Preferred Stock

          On December 7, 2001, the Company consummated a directed public offering of 360 shares of a new series of preferred stock, designated Series J preferred stock for an aggregate purchase price of $3.6 million, under the Company’s existing shelf registration statement.  Pursuant to the stock purchase agreement, the Company also issued to the purchasers two series of warrants, Series A and B, to purchase up to 10,211,701 shares of the Company’s common stock having an expiration date five years from the date of issuance and at an exercise price of $0.30 per share, all of which are subject to adjustment in certain circumstances and 4,509,902 of which, representing the Series B warrants, were subject to certain vesting conditions.  In addition, subject to certain conditions, the stock purchase agreement included two additional closings for the sale of an additional $5.7 million of the Company’s Series J preferred stock to the purchasers.  The Company also paid $0.3 million and issued 327,273 shares of its common stock to the placement agent for the sale of the Series J preferred stock.

          The original terms of the preferred stock provided that the Company may redeem any or all of the currently outstanding shares of Series J preferred stock for 150% of the purchase price of such stock.  In addition, under certain circumstances, the Company must redeem any outstanding Series J preferred stock in exchange for either 100% or 150% of the purchase price, depending upon the event that transpires.  Furthermore, subject to certain adjustments, the Series J preferred stock was convertible into the number of shares of common stock equal to 90% of the average of the five lowest volume weighted average prices for the Company’s common stock during the 15 trading days immediately prior to the date of conversion, provided that such average price shall not be less than $0.20 nor greater than $0.50 for the Series J preferred stock issued at the first closing.  Other than with respect to matters directly affecting the rights, preferences and privileges of the Series J preferred stock, the terms of the Series J preferred stock do not provide voting rights to the holders thereof.

          As the purchasers made a firm commitment to participate in the two additional closings totaling $5.7 million, the transaction was accounted for as a subscription receivable from Series J preferred stock. The Series J preferred stock was reflected in the accompanying balance sheet net of the relative fair value of warrants to purchase 10.2 million shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model and determined to be $3 million.  However, as the value assigned to the warrants is based on the relative fair value of the warrants and the preferred stock, a valuation of $1.8 million was assigned to the warrants, based upon their relative fair value.  In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $2.1 million to reflect the market price of the common stock as of the date of the issuance.

          On October 30, 2002, as a result of the recapitalization of the Company all outstanding shares of Series J Preferred Stock were converted into common stock. The two additional closings of the Series J preferred stock were never consummated.  See Note 7.

12.     RELATED PARTY TRANSACTIONS

          As a result of its restructuring the Company’s lenders, Deutsche Bank AG New York Branch, Wachovia Investors, Inc., and IBM Credit LLC, became related parties.  Deutsche Bank Trust Company North America, as subsidiary of Deutsche Bank AG, is the Company’s primary bank, where it maintains its cash accounts.  An affiliate of Wachovia Investors, Inc. provides stock transfer agent services and stock option plan administration services to the Company.  The Company pays customary fees for these services.

          Consulting fees to related parties for the years ended December 31, 2001 were approximately $10,417 to Frank Chiaino, a former officer of the Company.  There were no consulting fees paid to related parties during the year ended December 31, 2002 or 2000.

          The Company capitalized in property, plant and equipment amounts paid for services from Petrocelli Electrical Services, a related party, of approximately $253,000 and $628,000 during 2002 and 2001, respectively.  As of December 31, 2002 and 2001, the Company had a payable to Petrocelli Electrical Services of approximately $142,000 and $268,000, respectively.

          The Company expensed approximately $120,000, $120,000 and $128,831 of consultant fees from Landtel Telecommunications, a related party, during 2002, 2001 and 2000, respectively.  Mr. Joseph Tortoretti is the majority stockholder of Landtel Telecommunications and a principal of LTJ Group, Inc., a stockholder of the Company.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The Company capitalized in property, plant and equipment amounts paid for services from Nortel Networks, a shareholder, of approximately $0.1 million and $7.4 million during 2002 and 2001, respectively.  As of December 31, 2002, the Company had no amount payable to Nortel Networks Inc.  As of December 31, 2001 the Company had a note payable to Nortel for approximately $2.3 million.  See Note 7.

13.     INCOME TAXES

          The Company accounts for income taxes in accordance with the provisions of SFAS 109, “Accounting For Income Taxes.”  During 2002, 2001 and 2000 the Company did not record a current or deferred federal income tax provision because the company had losses for federal income tax purposes and it does not expect to realize the benefits of the net operating tax losses generated in those years.

          A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2002, 2001 and 2000 follows (dollars in thousands):

	2002	2001	2000

Computed tax at federal statutory rate	$(11,075)	$(51,303)	$(14,392)
State and local tax, net of federal income tax benefit	(1,028)	(7,329)	—
Interest expense from beneficial conversion	—	29	(2,056)
Other	9	—	614
Change in valuation allowance	12,094	58,603	15,834

	$—	$—	$—

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the three years ended December 31, 2002, 2001, and 2000, consist of the following (dollars in thousands):

	2002	2001	2000

Deferred tax assets/(liabilities)::
Deferred expenses	$(645)	$933	$1,700
Stock options	4,255	4,359	4,828
Depreciation and impairment of property, plant and equipment	5,301	12,163	(180)
Goodwill impairment	28,973	29,319	—
Net operating loss	54,400	35,447	13,820
Bad debts	402	898	188
Valuation allowance	(92,686)	(83,119)	(20,356)

Net deferred tax asset/(liability)	$—	$—	$—

          The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

          During the tax year ended December 31, 2002 a valuation allowance for the full amount of the net deferred tax asset was recorded.  The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized.   Based upon the level of historical taxable income and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

          As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $135 million.  These tax loss carryforwards begin expiring in 2012.   In addition, the tax net operating losses are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the availability of a Company’s net operating losses after a more than 50

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage point ownership change occurs, generally, with respect to a company’s stock.  It was determined that such an ownership change(s) occurred during the year ended December 31, 2002.  The amount of the Company’s net operating losses incurred prior to the ownership change is limited (the “Loss Limitation”) based on the value of the Company on the date of the ownership change.  The annual Loss Limitation is uncertain since it is dependent upon the ultimate determination of the value of the Company on the date of ownership change and the implementation of certain tax strategies.   It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $500,000 per year.

14.     METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

          Pursuant to a Private Network Agreement dated as of December 17, 1999 and other related agreements by and between Metromedia Fiber Network Services, Inc. (“MFN”) and the Company (“the Network Agreement”), the Company issued 5.0 million common shares at an assumed price of $8.69 per share.  As part of the Network Agreement, the Company issued 4.0 million shares (of the total 5.0 million) to acquire an exclusive right of use of dark fiber in multiple markets for a total price of approximately $34.8 million.  This amount has been reflected in the accompanying consolidated financial statements as property, plant and equipment.  As part of the remaining part of the Network Agreement, the Company issued 1.0 million shares (of the total 5.0 million) to repurchase a 10% membership interest in Local Fiber held by MFN.  The transaction was recorded as a purchase business combination.  The Company recorded approximately $8.7 million of goodwill in the accompanying consolidated financial statements, which was being amortized over a period of 15 years until the adoption of SFAS No.142, upon which the amortization of goodwill ceased.  As of December 31, 2001, the accumulated amortization on this goodwill was approximately $1.2 million.

15.     QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002(a)

Revenues	$7,014	$6,427	$5,875	$6,019
Loss from operations	(2,331)	(2,035)	(2,401)	(17,332)
Net loss before extraordinary item	(4,488)	(4,154)	(4,736)	(18,264)
Net loss	(4,488)	(4,154)	(4,736)	(24,025)
Net loss applicable to common shareholders	(4,516)	(4,157)	(4,749)	(24,025)
Net loss applicable to common shareholders per share-basic and diluted	$(0.07)	$(0.07)	$(0.07)	$(0.04)

	March 31, 2001(b)	June 30, 2001	September 30, 2001(c)	December 31, 2001(d)

Revenues	$7,374	$8,156	$7,674	$7,991
Loss from Operations	(8,410)	(7,724)	(65,616)	(56,235)
Net loss before extraordinary item	(10,536)	(9,807)	(67,905)	(58,331)
Net loss	(17,934)	(9,807)	(67,905)	(58,331)
Net loss applicable to common shareholders	(39,684)	(9,690)	(67,976)	(60,816)
New loss applicable to common shareholders per share-basic and diluted	$(1.06)	$(0.24)	$(1.70)	$(1.49)

(a)	The Company recorded a charge of $5.8 million related to an early extinguishment of its note payable. The Company recorded a $12.7 million charge for the impairment of certain long-lived assets.

(b)

The Company recorded a charge of $7.4 million related to an early extinguishment of debt related to the modification of its Credit Facility.  In addition, the Company recorded a charge for a beneficial conversion feature of $21.7 million in connection with the reset of the conversion price of the Series H and Series I preferred stock from $10.00 and $12.00 per share, respectively, to $4.38 per share.  See Note 11.

(c)	The Company recorded a $56.5 million charge for the impairment of goodwill relating to the acquisition of Devnet.

(d)

The Company recorded a $51.8 million charge for the impairment of certain long-lived assets.  In addition, the Company recorded a beneficial conversion feature of $2.1 million related to the issuance of Series J preferred stock.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     LEGAL SETTLEMENT EXPENSE

          In December 2002, the Company settled certain outstanding litigation matters in part by issuing approximately 0.4 million warrants to purchase common stock at $0.001 per share and by repricing the exercise price of approximately 0.2 million of existing warrants to purchase common stock from exercise prices ranging from $0.50 to $1.50 per share to $0.001 per share.  All of these warrants have a term of five years.

          In February 2003, the Company settled other certain litigation matters by issuing approximately 1.3 million shares of common stock, 7.3 million warrants to purchase common stock with an exercise price of $0.001 per share and a term of five years and 5.0 million warrants to purchase common stock with an exercise price of $0.12 per share and a term of five years.  The Company also repriced 0.5 million of existing warrants to purchase common stock from exercise prices of $0.50 and $0.67 per share to $0.001 per share. These warrants also have a term of five years.  As a result of the settlement of all of these certain outstanding litigation matters, FiberNet recorded a $0.6 million expense in selling, general and administration for the period ending December 31, 2002.

17.     SUBSEQUENT EVENTS

          On January 10, 2003, the Company completed certain transactions with the lenders under its credit facility. Pursuant to the terms of three debt exchange agreements between the Company and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., the Company has issued 138,514,536 shares of its common stock to the these three lenders at a price of $0.10 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these departing lenders under the Company’s credit agreement.

          The Company also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which the Company issued to the investors in a private offering an aggregate of 29,166,667 shares of common stock for a price of $0.12 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the investor purchase agreement, the Company also issued to such investors warrants to purchase an additional 56,869,575 shares of common stock at an exercise price of $0.12 per share with a term of five years. Concurrently with the transactions described above, the investors also purchased 294,601,838 shares of common stock from the departing lenders in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

          In connection with the investor purchase agreement, the Company entered into a registration rights Agreement, dated as of January 10, 2003, with the investors which required the Company to file a resale registration statement with the Securities and Exchange Commission with respect to the registration of all of the shares of common stock issued under the investor purchase agreement and the shares that the investors purchased from the departing lenders.  This registration statement was declared effective on February 20, 2003.

          In connection with the transactions contemplated by the debt exchange agreements, the Company and the lenders executed a ninth amendment to the credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, the Company agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 76,349,206 shares of common stock from $0.12 per share to $0.001 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, the Company agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for the Company’s outstanding letters of credit, which total approximately $6.1 million.

          As a result of these transactions, the Company has $21.7 million of indebtedness outstanding under its senior secured credit facility, which reflects the total amount available under the credit facility. In addition, the Company has approximately 1.0 billion shares of common stock outstanding, or approximately 1.2 billion shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants. The three remaining lenders under the Company’s credit facility owned approximately 30.1% of the outstanding shares of the Company’s common stock.

FIBERNET TELECOM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          On January 11, 2003, the Company and the remaining three lenders under its credit facility amended an investor’s rights agreement that had previously been entered into, as part of the recapitalization transactions that occurred on October 30, 2002.  In connection with this amendment, the Company agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 12,500,000 shares of common stock from $0.12 per share to $0.001 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          In August 2002, the Company engaged Deloitte & Touche LLP (Deloitte & Touche) to serve as FiberNet’s independent auditor for 2002. Prior to that date, Arthur Andersen LLP (Andersen) had served as the Company’s independent public accountants.

          The reports by Andersen on the Company’s consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen’s report on FiberNet’s consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the filing of FiberNet’s Annual Report on Form 10-K.

          During the Company’s two most recent fiscal years, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

          The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors on August 9, 2002.

          During 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for 2002 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2002 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

          The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2002 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2002 fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the2003 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2002 fiscal year end.

ITEM 14.  CONTROLS AND PROCEDURES

           Evaluation of Disclosure Controls and Procedures.  The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 28, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

          Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  Accordingly, no corrective actions were required or undertaken.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Supplemental Schedules” at Item 8 of this Annual Report on Form 10-K.
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

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to

Exhibit No.	Exhibit Name

Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

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

Exhibit No.	Exhibit Name

Current Report on Form 8-K, filed on December 7, 2001).

4.13	Form of Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 18, 2002).

4.14	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 17, 2002).

4.15	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 1, 2002).

4.16	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2002).

4.17	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on August 14, 2002).

4.18	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 4, 2002).

4.19	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 4, 2002).

4.20	Amendment to the Promissory Note between us and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on October 18, 2002).

4.21

Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.22

Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

4.23

Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.24

Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed on November 1, 2002).

4.25

Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed on November 1, 2002).

4.26

First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.27

First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.28

Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 12, 2002).

4.29

Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

Exhibit No.	Exhibit Name

4.30

Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Investor Purchase Agreement, dated as of January 10, 2003 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 13, 2003).

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

10.12	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.13	Employment Agreement, dated as of January 18, 2000 between us and Lance L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.14	Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.15	Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

Exhibit No.	Exhibit Name

10.16	Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.17	Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.18	Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

10.19	Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4, 2000).

10.20	Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15, 2000).

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

10.42	Promissory Note, dated December 7, 2001, between the Company and Nortel Networks Inc. (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 1, 2002).

Exhibit No.	Exhibit Name

10.43

Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 1, 2002).

10.44

Common Stock Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors purchasers therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 1, 2002).

10.45

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of October 30, 2002, by and among FiberNet Operations, Inc., DevNet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 1, 2002).

10.46

Note Exchange Agreement, dated as of October 30, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on November 1, 2002).

10.47

Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series H Preferred Stock (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on November 1, 2002).

10.48

Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series J-1 Preferred Stock (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on November 1, 2002).

10.49

Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 12, 2002).

10.50

Eighth Amendment to the Amended and Restated Credit Agreement, dated as of November 11, 2002, by and among FiberNet Operations, Inc., DevNet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 12, 2002).

10.51

Note Exchange Agreement, dated as of November 11, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 12, 2002).

10.52

Ninth Amendment to the Amended and Restated Credit Agreement, dated as of January 10, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 13, 2003).

10.53

Form of Debt Exchange Agreement, dated as of January 10, 2003, by and among us and certain lenders listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 13, 2003).

10.54

Common Stock Purchase Agreement, dated as of January 10, 2003, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

10.55

Security Agreement, dated as of January 10, 2003, by us in favor of Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 13, 2003).

10.56	Securities Account Control Agreement, dated as of January 10, 2003, among us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed

Exhibit No.	Exhibit Name

on January 13, 2003).

21.1	Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

23.1	Consent of Deloitte & Touche LLP.

99.1	Section 302 Certification of Chief Executive Officer

99.2	Section 302 Certification of Chief Financial Officer

99.3	Section 906 Certifications

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended December 31, 2002:

          1.           A report under Item 5 was filed on October 4, 2002, regarding an extension of the due date of interest payments under our credit facility and an extension of our $2.0 million promissory note’s term.

          2.           A report under Item 5 was filed on October 18, 2002, regarding an extension of the due date of interest payments under our credit facility and an extension of our $2.0 million promissory note’s term.

          3.          A report under Item 1 was filed on November 1, 2002, regarding a series of restructuring transactions with the lenders under our credit facility, as well as certain investors.

          4.          A report under Item 5 was filed on November 12, 2002, regarding an exchange of accrued interest with certain lenders under our credit facility, as well as the exchange of our $2.0 million promissory note.

          5.          A report under Item 9 was filed on November 15, 2002, regarding the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC.

By:	/s/ MICHAEL S. LISS

Name:	Michael S. Liss
Title:	President and Chief Executive Officer
Date: March 28, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. LISS	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

Michael S. Liss

/s/ JON A. DELUCA	Chief Financial Officer (Principal Accounting Officer)	March 28, 2003

Jon A. DeLuca

/s/TIMOTHY P. BRADLEY	Director	March 28, 2003

Timothy P. Bradley

/s/PHILIP L. DIGENNARO	Director	March 28, 2003

Philip L. DiGennaro

/s/ROY (TREY) D. FARMER III	Director	March 28, 2003

Roy (Trey) D. Farmer III

/s/ CHARLES J. MAHONEY	Director	March 28, 2003

Charles J. Mahoney

/s/RICHARD E. SAYERS	Director	March 28, 2003

Richard E. Sayers