Form 10-Q
period 2003-03-31
FIBERNET TELECOM GROUP INC\
filed 2003-05-12
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock, as of May 12, 2003, was 35,215,398 shares of common stock, $0.001 par value.

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

The Company’s operations and ability to grow may be affected by numerous factors, including: the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster of act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity to other telecommunications service providers for their data, voice and video transmissions. Our networks provide an advanced, high-bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ networks. Our primary business is to provide optical and electrical broadband circuits within and between carrier hotels, which are industrial buildings where service providers house their communications equipment to exchange and route communications traffic. Our networks support multiple domestic and international transmission protocols including synchronous optical network, or SONET, synchronous digital hierarchy, or SDH, Ethernet, and Internet Protocol, or IP, and can deliver broadband connections with bandwidth ranging from 1.5 megabits per second to 10.0 gigabits per second, as well as optical wavelengths. We are currently operating primarily in the two gateway markets of New York and Los Angeles, focusing our services in the local loop of major metropolitan areas.

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

Revenues.    We generate revenues from selling network capacity and related services to other telecommunications service providers. Revenues are derived from three general types of services:

•	Transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks, or FINs. Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building. In 2003, we also initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own. We intend to sell this connectivity to our customers and purchase the underlying circuits from other wholesale telecommunications carriers. With this new initiative, we believe that we can better serve the broader network capacity needs of our customers than we are currently able to on our own networks.

•	Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them may include a minimum commitment to use our transport services.

•	Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

Our revenues are generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. We continue to experience a trend of entering into shorter-term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to-month basis or for a period of only one year.

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

We typically begin our sales cycle by entering into a telecommunications services agreement. This document outlines the engineering specifications and operating standards that are required of us by the customer. Customers can order a specific circuit or colocation space, or, alternatively, they can purchase general availability on our networks or in our facilities by establishing minimum revenue commitments on a recurring basis.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 108 at the beginning of 2002 to 75 as of March 31, 2003, and our personnel costs have decreased significantly. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Other costs included in selling, general and administrative expenses may increase due to changes in the economic environment and telecommunications industry.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets, including goodwill, and the recognition of deferred tax assets and liabilities.

We recognize revenues when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly recurring basis under contracts, typically one year in length. We record deferred revenue for the amount of an invoice that has not been recognized as revenue.

We have one reciprocal agreement, whereby we purchase services from one of our customers. At the beginning of 2002 we had two such reciprocal agreements, but one was terminated early in the year. The services provided and obtained through these agreements were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreements are capitalized. All of the costs are expensed as incurred. For the first quarter of 2002, reciprocal agreements accounted for $0.4 million, or 6.0%, of revenues and $0.4 million of our cost of services. For the quarter ended March 31, 2003, reciprocal agreements accounted for $0.1 million, or 1.9%, of revenues and $0.1 million of our cost of services.

We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant number of our customers have filed for bankruptcy or are otherwise in significant financial distress. A significant change in the liquidity or financial position of any one of these customers, in particular, or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

During 2002, we recovered approximately $0.3 million from the sale of assets previously written off as impaired during 2001. The proceeds were recorded as a recovery of the impairment that was recorded during the year ended December 31, 2001.

During 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets.

During 2002, we determined that our forecasts for revenues at certain facilities would not be achieved due to the ongoing difficulties in the overall business climate and the continued deterioration of the telecommunications industry. The dramatic change in the operating environment for our industry has resulted in significantly less demand for our services in these facilities, and we also determined that a rebound in demand for our services would not occur in the near term. In fact, we concluded that the prospects for the industry, and our business in particular, were worse than we had forecasted in 2001, because the economy had not rebounded as expected and many significant telecommunications business failures occurred in 2002. As a result, we revised our business plan and conducted extensive reviews of our assets and operations. The revisions to the business plan primarily included further reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity. We also determined that certain financial covenants in our credit facility would need to reflect the revised business plan, including our reduced revenue forecasts. Consequently, we amended our credit facility in October 2002.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues.    Revenues for the three months ended March 31, 2003 were $6.4 million compared to $7.0 for the three months ended March 31, 2002, a decrease of $0.6 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended March 31, 2003, we recognized $4.2 million in transport services, $1.5 million in colocation and other services and $0.7 million in communications access management services. For the three months ended March 31, 2002, we recognized $4.4 million in transport services, $1.5 million in colocation and other services and $1.1 million in communications access management services.

The decrease in revenues was partially due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. Reciprocal agreements accounted for $0.1 million, or 1.9%, of our revenues in the first quarter of 2003, down from $0.4 million, or 6.0%, of our revenues for the first quarter of 2002. The remaining decrease in revenues was due to the loss of access management services of approximately $0.3 million due to the cancellation of contracts by certain customers that filed for bankruptcy.

Cost of services.    Cost of services for the three months ended March 31, 2003 and March 31, 2002 were $2.1 and $2.4 million, respectively. The decrease of $0.3 million was due to reduction in expenses associated with our network facilities, primarily the elimination of certain reciprocal agreements. These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.1 million of our cost of services in the first quarter of 2003 and $0.4 million of our cost of services in the first quarter of 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2003 were $3.7 million compared to $4.2 million for the three months ended March 31, 2002. The decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 86 employees as of March 31, 2002 to 75 employees as of March 31, 2003.

Stock Related Expense.    Stock related expense for the three months ended March 31, 2002 was $0.1 million. This non-cash expense relates to the amortization of deferred compensation expense from granting stock options to our employees. There was no stock related expense recorded for the quarter ended March 31, 2003.

Loss on Early Extinguishment of Debt.    In the first quarter of 2003, we recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in long term debt was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 and the re-pricing of 3.0 million existing warrants from $3.60 to $0.03. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt.

On March 17, 2003, the Company entered into an agreement to terminate all of its capital lease obligations for a payment of $85,000. This termination of its capital lease obligations resulted in a gain on early extinguishment of debt of approximately $0.8 million, recorded in the three months ended March 31, 2003. This amount partially offset the loss on early extinguishments of debt, described above. There was no loss on early extinguishments of debt recorded for the quarter ended March 31, 2002.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended March 31, 2003 was $2.2 million compared to $2.6 million of depreciation and amortization expense for the three months ended March 31, 2002. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2002.

Interest Expense, Net.    Interest expense, net for the three months ended March 31, 2003 was $0.6 million compared to $2.2 million, net for the three months ended March 31, 2002. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations and was lower as a result of reduced amount of our indebtedness from our recapitalization transactions.

Preferred Stock Dividends.    For the three months ended March 31, 2002, we accrued approximately $28,000 in non-cash dividends on our Series H preferred stock, payable in the form of additional shares of preferred stock, based on the closing price per share at the end of the period. All outstanding preferred stock was converted into common stock as part of our recapitalization during the fourth quarter of 2002, and as a result there were no preferred stock dividends recorded for the three months ended March 31, 2003.

Net Loss Applicable to Common Stockholders.    We reported a net loss applicable to common stockholders of $11.2 million for the three months ended March 31, 2003, compared to a loss of $4.5 million for the three months ended March 31, 2002. The increase is a result of the aforementioned changes in our operations and non-recurring charges recorded in the first quarter of 2003 of $9.0 million related to early extinguishments of debt.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred a loss from operations and a net loss applicable to common stockholders for the first quarter of 2003 of $10.6 million and $11.2 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders $2.3 million and $4.5 million, respectively, for the first quarter of 2002. During the first quarter of 2003, cash provided by operating activities was $0.4 million, and cash purchases of property, plant and equipment were $0.3 million, compared to cash used to fund operations of $3.7 million and $0.3 million for cash purchases of property, plant and equipment for the first quarter of 2002.

During the three months ended March 31, 2003, we received $2.3 million in net cash proceeds from financing activities, primarily in connection with our recapitalization on January 10, 2003. During the three months ended March 31, 2002, we received $2.7 million in net cash proceeds from financing activities. Proceeds from the issuance of equity securities during the three months ended March 31, 2003 were $3.5 million, of which $2.3 million has been segregated as restricted cash to secure outstanding letters of credit. On January 10, 2003, we issued 4,617,151 shares of our common stock to certain lenders at a price of $3.00 per share in satisfaction of approximately $13.4 million of indebtedness, and we issued 972,222 shares of our common stock to certain investors at a price of $3.60 per share. These transactions are further described below.

On January 10, 2003, we completed a series of transactions with the lenders under our credit facility. Pursuant to the terms of three debt exchange agreements between us and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., we issued 4,617,151 shares of our common stock to these lenders at a price of $3.00 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these lenders under our credit facility.

We also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which we issued to the investors in a private offering an aggregate of 972,222 shares of common stock for a price of $3.60 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the purchase agreement, we also issued to such investors warrants to purchase an additional 1,895,652 shares of common stock at an exercise price of $3.60 per share with a term of five years. Concurrently with the other transactions occurring on January 10, 2003, the investors also purchased 9,820,061 shares of common stock from the three lenders departing from the credit facility in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

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

In connection with the transactions contemplated by the debt exchange agreements, we executed a ninth amendment to our credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, we agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 2,544,974 shares of common stock from $3.60 per share to $0.03 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, we agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for our outstanding letters of credit, which totaled approximately $6.1 million.

As of March 31, 2003, we have $22.1 million of indebtedness outstanding under our credit facility, which reflects the total amount available under the credit facility. The weighted average interest rate on our outstanding borrowings under the facility is 5.17%, and we were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of March 31, 2003. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

In addition, we have approximately 35.2 million shares of common stock outstanding, or approximately 41.6 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, recorded in the three months ended March 31, 2003.

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

We believe that the completion of the transactions that constituted our recapitalization significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However if actual results vary from the anticipated results of our operating plan, we may not be able to fund our operating and investing activities with internally generated cash flows, and we may require external sources of capital. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, if at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of this statement did not have a material impact on our results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The statement replaces SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of”, although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, are superceded by SFAS No. 144, except that the statement preserves the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of the adoption of this statement, we classified debt extinguishment costs incurred during the first quarter of 2003 within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued Financial Interpretation Number (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

Certain Facts That May Affect Future Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 31, 2003, we had borrowed $22.1 million under our credit facility, with a current weighted average interest rate of 5.17%.

On January 2, 2002, we entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, we were obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%. Because such interest rate excluded the applicable margin of 4.5% that we paid on our credit facility at the time, the total interest rate for us on this swap transaction was 8.2%. As part of this agreement, Deutsche Bank AG was obligated to pay to us on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002, we terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of our outstanding borrowings under our credit facility bear interest at a floating rate.

We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 12, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

On January 10, 2003, we completed a series of transactions with the lenders under our credit facility. Pursuant to the terms of three debt exchange agreements between us and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., we issued 4,617,151 shares of our common stock to these lenders at a price of $3.00 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these lenders under our credit facility.

We also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which we issued to the investors in a private offering an aggregate of 972,222 shares of common stock for a price of $3.60 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the purchase agreement, we also issued to such investors warrants to purchase an additional 1,895,652 shares of common stock at an exercise price of $3.60 per share with a term of five years. Concurrently with the other transactions occurring on January 10, 2003, the investors also purchased 9,820,061 shares of common stock from the three lenders departing from the credit facility in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

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

In connection with the transactions contemplated by the debt exchange agreements, we executed a ninth amendment to our credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, we agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 2,544,974 shares of common stock from $3.60 per share to $0.03 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, we agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for our outstanding letters of credit, which totaled approximately $6.1 million.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On February 13, 2003, a group of stockholders holding a total of 20,587,209 shares, representing 59.0% of the outstanding shares of our voting stock as of February 3, 2003, took action by written consent to approve: (i) the amendment and restatement of our Equity Incentive Plan; (ii) for purposes of the NASD Marketplace Rules, the issuance of shares of our common stock in an amount greater that 20% of our outstanding shares of common stock as of the date of such issuance, to certain investors in connection with our January 10, 2003 issuance of warrants; and (iii) for purposes of the NASD Marketplace Rules, the issuance of shares of our common stock in an amount greater than 20% of our outstanding shares of common stock as of the date of such issuance, to certain investors in connection with our October 30, 2002 issuance of common stock upon conversion of all the then-outstanding shares of our Series H preferred stock. The actions described above are contained in the Information Statement filed with the Securities and Exchange Commission on April 17, 2003. These actions described in such Information Statement became effective on May 7, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

Exhibit 3.12 – Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003.

Exhibit 10.57 – Agreement of Lease, between Westport Communications, LLC and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003.

Exhibit 99.1 – Section 302 Certification of Chief Executive Officer

Exhibit 99.2 – Section 302 Certification of Chief Financial Officer

Exhibit 99.3 – Section 906 Certification

(b) The following reports were filed on Form 8-K, under Item 5, during the quarter ended March 31, 2003:

On January 13, 2003, we filed a report regarding our debt conversion to common stock and our private placement of common stock, both of which occurred on January 10, 2003.

On January 16, 2003, we filed a report amending certain exhibits to the report filed on January 13, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2003

FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DE LUCA
	Name:	Jon A. De Luca
	Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN 000’S)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,857	$3,788
Restricted cash	2,317	—
Accounts receivable, net of allowance of $1,005 at March 31, 2003 and December 31, 2002	2,671	2,765
Prepaid expenses and other	569	740

Total current assets	9,414	7,293
Property, plant and equipment, net	93,069	95,122
Other Assets:
Goodwill	7,509	7,509
Deferred charges, net of accumulated amortization of $1,083 and $1,405 at March 31, 2003 and December 31, 2002, respectively	2,287	3,383
Other assets	258	488

Total other assets	10,054	11,380

TOTAL ASSETS	$112,537	$113,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,288	$4,147
Accrued expenses	3,770	5,608
Deferred revenues	5,126	4,613
Capital lease obligation—current portion	—	271

Total current liabilities	12,184	14,639
Long-Term Liabilities:
Notes payable, less original issue discount of $2,841 and $4,880 at March 31, 2003 and December 31, 2002, respectively	19,246	30,356
Capital lease obligation	—	202

Total liabilities	31,430	45,197

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 35,215,398 and 26,405,482 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	35	26
Additional paid-in-capital and other	424,973	401,298
Accumulated deficit	(343,901)	(332,726)

Total stockholders’ equity	81,107	68,598

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,537	$113,795

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2003	2002

Revenues	$6,377	$7,014
Operating expenses:
Cost of services (exclusive of items shown separately below)	2,051	2,403
Selling, general and administrative expense excluding stock related expense	3,746	4,226
Stock related expense for selling, general, and administrative matters	—	74
Loss on early extinguishment of debt, net	8,951	—
Depreciation and amortization	2,180	2,642

Total operating expenses	16,928	9,345

Loss from operations	(10,551)	(2,331)
Interest expense, net	(625)	(2,157)

Loss from operations before income taxes	(11,176)	(4,488)
Income taxes	—	—

Net loss	(11,176)	(4,488)
Preferred stock dividends	—	(28)

Net loss applicable to common stockholders	$(11,176)	$(4,516)

Net loss applicable to common stockholders per share—basic and diluted	$(0.33)	$(2.18)
Weighted average common shares outstanding—basic and diluted	34,119	2,074

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss applicable to common stockholders	$(11,176)	$(4,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,180	2,642
Preferred stock dividends	—	28
Stock related expense	—	74
Loss on early extinguishment of debt, non-cash portion	8,899	—
Capitalized accrued interest on notes payable	299	—
Other non-cash items	200	477
Change in assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	496	(263)
Decrease in accounts payable, accrued expenses and deferred revenues	(502)	(2,113)

Cash provided by (used in) operating activities	396	(3,671)

Cash flows from investing activities:
Capital expenditures	(347)	(254)
Increase in restricted cash	(2,317)	—

Cash used in investing activities	(2,664)	(254)

Cash flows from financing activities:
Net proceeds (repayments) of debt financings	(1,163)	2,819
Net proceeds from issuance of equity securities	3,500	(50)
Repayment of capital lease obligation	—	(63)

Cash provided by financing activities	2,337	2,706

Net increase (decrease) in cash and cash equivalents	69	(1,219)
Cash and cash equivalents at beginning of period	3,788	3,338

Cash and cash equivalents at end of period	$3,857	$2,119

Supplemental disclosures of cash flow information:
Interest paid	$—	$165
Income taxes paid	—	—
Non-cash financing activities:
Conversion of accrued interest into notes payable	$385	$—
Conversion of notes payable into common stock	13,382	—

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is an optical, facilities-based communications service provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its state-of-the-art fiber optic networks in major metropolitan areas. The Company offers an advanced high bandwidth, fiber optic solution to support the demand for network capacity in the intra-city market, or local loop. The Company has established its primary operations in the New York and Los Angeles metropolitan areas.

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations Inc., a Delaware corporation and an intermediate level holding company, and Devnet, L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

The Company believes that the completion of the transactions that constituted its recapitalization, as discussed in Note 4, significantly enhanced its liquidity and improved its financial position. Under FiberNet’s current operating plan, it does not anticipate requiring any external sources of capital to fund its operations in the coming year. However if actual results vary from the anticipated results of its operating plan, it may not be able to fund operating and investing activities with internally generated cash flows, and the Company may require external sources of capital. From time to time, FiberNet may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business. There can be no assurance that the Company will be able to successfully consummate any such financing on acceptable terms, or at all. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

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

Revenues are derived from three general types of services:

Transport services.    FiberNet’s transport services include the offering of broadband circuits on its metropolitan transport networks and FINs. Over the Company’s metropolitan transport networks, it can provision circuits from one of its carrier point facilities to another carrier point facility or to an on-net building via an interconnection with its FIN in that building. The Company can also provision circuits vertically between floors in a carrier point facility or an on-net building. In 2003, the Company also initiated a new type of transport service offering to provide its customers with circuits on networks that it does not own. The Company intends to sell this connectivity to its customers and purchase the underlying circuits from other wholesale telecommunications carriers. With this new initiative, FiberNet believes that it can better serve the broader network capacity needs of its customers than the Company is currently able to on its own networks.

Colocation services.    FiberNet’s colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier point facilities in a secure technical operating environment. The Company can also provide its customers with colocation services in the central equipment rooms of certain of its on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, FiberNet’s agreement with them may include a minimum commitment to use its transport services.

Communications access management services.    FiberNet’s access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically enter into an agreement with the Company to gain access to all or a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, it typically requires that customer to utilize its in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

As of March 31, 2003 the Company had one reciprocal agreement. During the three months ended March 31, 2002 the Company had two such reciprocal agreements, one of which was terminated during that period. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.1 million, and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the three months ended March 31, 2003 and March 31, 2002 were approximately $0.1 million, and $0.4 million, respectively.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates.

Goodwill

Cost in excess of net assets of acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The Company performs its annual impairment test in December.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, as they were anti-dilutive.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of March 31, 2003, two customers accounted for 23.9% of the Company’s total accounts receivable, and as of December 31, 2002, one customer accounted for 15.2% of the Company’s total accounts receivable.

For the three months ended March 31, 2002, two customers in the aggregate accounted for 31.4% of the Company’s total revenue. For the three months ended March 31, 2003, there were no individual customers that accounted for over 10% of the Company’s total revenue.

As of March 31, 2003, the Company had an allowance for doubtful accounts of $1.0 million. During the three months ended March 31, 2003, there were no write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense. For the three months ended March 31, 2002, the Company recorded $0.1 million of bad debt expense.

Stock Option Plan

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123.

The resulting expense is charged against operations ratably over the vesting period of the options.

	Quarter Ended March 31,
(Amounts in thousands, except per share amounts)	2003	2002

Net loss applicable to common stockholders, as reported	$(11,176)	$(4,516)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	74
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,197)	(1,456)

Pro forma net loss	$(12,372)	$(5,898)

Net loss per share applicable to common stockholders:
As reported: Basic and diluted	$(0.33)	$(2.18)
Pro forma: Basic and diluted	$(0.36)	$(2.84)

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings. SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements, as the Company did not have any derivative instrument contracts outstanding as of December 31, 2002, or March 31, 2003.

On January 2, 2002 the Company entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, the Company was obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%, excluding the applicable margin that it paid on its credit facility. As part of this agreement, Deutsche Bank AG was obligated to pay to the Company on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002, the Company terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of its outstanding borrowings under our credit facility bear interest at a floating rate.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of this statement did not have a material impact on its results of operations.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company classified debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation Number (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Computer software	$200	$200
Computer equipment	250	250
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	113,818	113,725

Subtotal	114,444	114,351
Accumulated depreciation	(21,375)	(19,229)

Property, plant and equipment, net	$93,069	$95,122

Depreciation expense on property, plant and equipment was $2.2 million, and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.

4.    SIGNIFICANT EVENTS

On January 10, 2003, the Company completed certain transactions with the lenders under its credit facility. Pursuant to the terms of three debt exchange agreements between the Company and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., the Company has issued 4,617,151 shares of its common stock to these three lenders at a price of $3.00 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these departing lenders under the Company’s credit agreement.

The Company also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which the Company issued to the investors in a private offering an aggregate of 972,222 shares of common stock for a price of $3.60 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the investor purchase agreement, the Company also issued to such investors warrants to purchase an additional 1,895,659 shares of common stock at an exercise price of $3.60 per share with a term of five years. The Company recorded a $0.7 million charge to additional paid-in-capital which represented the costs incurred to complete this offering. Concurrently with the transactions described above, the investors also purchased 9,820,061 shares of common stock from the departing lenders in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

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

In connection with the transactions contemplated by the debt exchange agreements, the Company and the lenders executed a ninth amendment to the credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, the Company agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 2,544,974 shares of common stock from $3.60 per share to $0.03 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, the Company agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for the Company’s outstanding letters of credit, which total approximately $6.1 million.

The Company evaluated the above transactions under the guidance of Financial Technical Bulletin (“FTB”) No. 80-1 “Early Extinguishment of Debt through Exchange for Common or Preferred Stock”. The Company recorded a charge of $9.7 million related to the early extinguishment of debt for the difference between the net carrying amount of debt that was extinguished and the reacquisition price represented by the total fair market value of the common stock issued and the fair market value of the warrants that were repriced and exercised. The fair value given in exchange for $13.4 million in long term debt was 4.6 million shares of common stock with a fair market value of $3.60 per share on the date of issuance, the issuance of 2.2 million warrants with an exercise price of $3.60 per share with terms between one and five years valued at $7.9 million using the Black-Scholes option pricing model on the date of issuance, and the repricing of 3.0 million existing warrants from $3.60 to $0.03 valued at $2.0 million using the Black-Scholes option pricing model on the date of issuance. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of the outstanding balance, the Company wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in its calculation of loss on early extinguishment of debt. The Company also recorded certain non-recurring expenses incurred in connection with the recapitalization transactions. These expenses included compensation to financial advisors in the form of a cash fee of approximately $0.8 million and the issuance of 0.3 million warrants with an exercise price of $0.03 and with a term of five years valued at $1.2 million using the Black-Scholes option pricing model on the date of issuance.

As of March 31, 2003, the Company had $22.1 million of indebtedness outstanding under its senior secured credit facility which reflected the total amount available under the credit facility. The three remaining lenders under the Company’s credit facility owned approximately 30% of the outstanding shares of the Company’s common stock.

In February 2003, the Company settled certain litigation matters by issuing approximately 43,000 shares of common stock, 0.2 million warrants to purchase common stock with an exercise price of $0.03 per share and a term of five years and approximately 18,000 warrants to purchase common stock with an exercise price of $3.60 per share and a term of five years. The Company also repriced 0.5 million of existing warrants to purchase common stock from exercise prices of $15.00 and $20.10 per share to $0.03 per share. These warrants also have a term of five years. As a result of the settlement of these certain outstanding litigation matters, FiberNet recorded a $0.6 million expense in selling, general and administration recorded in the fourth quarter of the year ended December 31, 2002.

On March 17, 2003, the Company entered into an agreement to terminate all of its capital lease obligations for a payment of $85,000. This termination of its capital lease obligations resulted in a gain on early extinguishment of debt of approximately $0.8 million, recorded in the three months ended March 31, 2003. This amount partially offset the loss on early extinguishments of debt, discussed above.

5.    SUBSEQUENT EVENTS

On May 7, 2003, the Company announced its pending 1-for-30 reverse stock split previously approved by stockholders. The effective date of the split is May 12, 2003. The financial statements have been adjusted to reflect the reverse stock split as of March 31, 2003.

In a definitive Information Statement filed on April 17, 2003, a majority of the Company’s stockholders approved the amendment and restatement of the Company’s Equity Incentive Plan (the “Plan”) to, among other things (i) increase the number of shares available for awards under the Plan to 5,500,000, (ii) eliminate a provision that limited awards of restricted stock to 10% of the shares available for issuance under the Plan, and (iii) increase to 3,333,333 the maximum number of shares of common stock subject to awards that may be granted to an individual in any given fiscal year. The Information Statement became effective on May 7, 2003.

As of April 1, 2003 FiberNet amended a real estate lease to reduce the rent payments thereunder indefinitely. Upon reaching a revenue threshold, the rent expense will increase by approximately $3.0 million on an annual basis. Due to the uncertainty in forecasting future revenues, the Company does not have a reasonable basis to estimate when the revenue threshold will be reached and has not accrued for a contingent increase in rent as of March 31, 2003.