Form 10-Q
period 2003-06-30
FIBERNET TELECOM GROUP INC\
filed 2003-08-13
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

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

The number of shares outstanding of the issuer’s common stock, as of August 7, 2003, was 39,928,823 shares of common stock, $0.001 par value.

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

The Company’s operations and ability to grow may be affected by numerous factors, including: the state of the telecommunications industry; the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster of act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity to other telecommunications service providers for their data, voice and video transmissions. Our networks provide an advanced, high-bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ networks. Our primary business is to provide optical and electrical broadband circuits within and between carrier hotels, which are industrial buildings where service providers house their communications equipment to exchange and route communications traffic. Our networks support multiple domestic and international transmission protocols, including synchronous optical network, or SONET, synchronous digital hierarchy, or SDH, Ethernet, and Internet Protocol, or IP, and can deliver broadband connections with bandwidth ranging from 1.5 megabits per second to 10.0 gigabits per second, as well as optical wavelengths. We are currently operating primarily in the two gateway markets of New York and Los Angeles, focusing our services in the local loop of major metropolitan areas.

We have experienced significant operating losses, net losses and negative cash flows from operating activities. We expect to continue to experience such losses as we continue to operate our business. We also have a limited operating history. Consequently, prospective investors have limited operating history and financial data upon which to evaluate our performance.

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

Revenues .    We generate revenues from selling network capacity and related services to other telecommunications service providers. Revenues are derived from three general types of services:

•

Transport services .    Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks, or FINs. Over our metropolitan transport networks, we can provision circuits from one of our carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier hotel facility or an on-net building. In 2003, we also initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own. We intend to sell this connectivity to our customers and purchase the underlying circuits from other wholesale telecommunications carriers. With this new initiative, we believe that we can better serve the broader network capacity needs of our customers than we are currently able to on our own networks.

•

Colocation services .    Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier hotel facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings.

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

The growth of our revenues is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenues is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly internationally based carriers. However, we believe the number of companies that are potential customers is decreasing, due to the industry environment. In addition, we currently do not anticipate expanding our network infrastructure to other carrier hotel facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

Cost of Services .    Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier hotel facilities, on-net buildings and off-net buildings. Other specific costs include maintenance and repair costs and utility costs. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees, our cost of services is generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues. Since we began providing off-net transport services, our cost of services also include the costs that we incur by purchasing connectivity from other wholesale, telecommunications carriers to provide our customers with transport services that are not on our networks.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 82 as of June 30, 2002 to 76 as of June 30, 2003, and our personnel costs have decreased significantly. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Other costs included in selling, general and administrative expenses may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense.    Stock related expense relates to the granting of stock options to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement. Certain options granted to employees are accounted for using variable plan accounting. Under variable plan accounting, the stock related expense is adjusted for changes in the market price of the underlying common stock.

In December 2000, we repriced stock options for certain of our executive officers, resulting in variable plan accounting in accordance with Financial Accounting Standards Board (“FASB”) Financial Interpretation Number (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, from the date of modification. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined, resulting in negative compensation cost being recognized. In accordance with FIN No. 44, illustration 3(g), income (negative expense) has been recognized up to the amount of expense previously recognized in prior periods relating specifically to the modified awards.

Depreciation and Amortization .    Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairments of fixed assets that we recorded during 2002 and 2001, depreciation and amortization expense may decrease going forward.

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

We recognize revenues when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly recurring basis under contracts, typically one year in length. We record deferred revenue for the amount of an invoice that has not been earned.

We have one reciprocal agreement, whereby we purchase services from one of our customers. At the beginning of 2002 we had two such reciprocal agreements, but one was terminated during the year. The services provided and obtained through these agreements were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreements is capitalized. All of the costs are expensed as incurred. For the six months ended June 30, 2003, reciprocal agreements accounted for $0.2 million, or 1.9%, of revenues and $0.2 million of our cost of services. For the six months ended June 30, 2002, reciprocal agreements accounted for $0.5 million, or 4.0%, of revenues and $0.6 million of our cost of services. For the quarter ended June 30, 2003, reciprocal agreements accounted for $0.1 million, or 1.9%, of revenues and $0.1 million of our cost of services. For the quarter ended June 30, 2002, reciprocal agreements accounted for $0.1 million, or 1.9%, of revenues and $0.1 million of our cost of services.

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

We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the telecommunications industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to these facilities, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we recorded an asset impairment of approximately $12.7 million in the fourth quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their fair value.

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

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.    Revenues for the six months ended June 30, 2003 were $12.8 million compared to $13.4 million for the six months ended June 30, 2002, a decrease of $0.6 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the six months ended June 30, 2003, we recognized $8.5 million in transport services, $3.0 million in colocation and other services and $1.3 million in communications access management services. For the six months ended June 30, 2002, we recognized $8.4 million in transport services, $2.9 million in colocation and other services and $2.1 million in communications access management services.

The decrease in revenues was partially due to the elimination of certain reciprocal agreements that were terminated during the first quarter of 2002. Reciprocal agreements accounted for $0.2 million, or 1.9%, of our revenues in the six months ended June 30, 2003, down from $0.5 million, or 4.0%, of our revenues for the first six months of 2002. The remaining decrease in revenues was due to the loss of access management services revenues of approximately $0.8 million due to the cancellation of contracts by certain customers that filed for bankruptcy and the cancellation of certain license agreements.

Cost of Services.    Cost of services for the six months ended June 30, 2003 and June 30, 2002 were $4.1 and $3.5 million, respectively. The increase of $0.6 million was primarily due to a non-recurring savings that we recorded in the six months ended June 30, 2002.  We negotiated certain non-recurring concessions from vendors in the amount of $0.7 million, which reduced cost of services for the six months ended June 30, 2002.  These items were expensed in prior periods and included in our cost of services.  Additionally, license fees and utilities associated with our network facilities have increased.  The increase of license fees and utilities was partially offset by the elimination of certain reciprocal agreements during 2002.  These costs included on-net building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.2 million of our cost of services in the first six months of 2003 and $0.6 million for the same period in 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 30, 2003 were $7.4 million compared to $8.3 million for the six months ended June 30, 2002. The decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. Decreases in overhead came in personnel costs, as we reduced headcount from 82 employees as of June 30, 2002 to 76 employees as of June 30, 2003. Also during the six months ended June 30, 2002, we recorded $0.5 million in bad debt expense.  There were no bad debt expenses recorded for the six months ended June 30, 2003.

Stock Related Expense.    Stock related expense for the six months ended June 30, 2002 was $0.1 million. This non-cash expense relates to the amortization of deferred compensation expense from granting stock options to our employees. There was no stock related expense recorded in the first six months of 2003.

Write-off of Property, Plant and Equipment. During the six months ended June 30, 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to this write-off. During the six months ended June 30, 2003, we did not record a write-off of property, plant and equipment.

Loss on Early Extinguishment of Debt.    In the first six months of 2003, we recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in long term debt was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 and the re-pricing of 3.0 million existing warrants from $3.60 to $0.03. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt.

On March 17, 2003, the Company entered into an agreement to terminate all of its capital lease obligations for a payment of $85,000. This termination of its capital lease obligations resulted in a gain on early extinguishment of debt of approximately $0.8 million, recorded in the six months ended June 30, 2003. This amount partially offset the loss on early extinguishments of debt, described above. There was no loss on early extinguishments of debt recorded for the six months ended June 30, 2002.

Depreciation and Amortization.    Depreciation and amortization expense for the six months ended June 30, 2003 was $4.4 million compared to $5.2 million of depreciation and amortization expense for the six months ended June 30, 2002. The decrease resulted from a reduction in the fixed assets base due to an impairment of property, plant and equipment that we recorded in 2002.

Interest Expense, Net.    Interest expense, net for the six months ended June 30, 2003 was $1.2 million compared to $4.3 million, net for the six months ended June 30, 2002. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations and was lower as a result of the reduced amount of our indebtedness from our recapitalization transactions and lower interest rates.

Preferred Stock Dividends.    For the six months ended June 30, 2002, we paid approximately $31,000 in non-cash dividends on our Series H preferred stock, payable in the form of additional shares of preferred stock, based on the closing price per share at the end of the period. All outstanding preferred stock was converted into common stock as part of our recapitalization during the fourth quarter of 2002, and as a result there were no preferred stock dividends recorded for the six months ended June 30, 2003.

Net Loss Applicable to Common Stockholders.    We reported a net loss applicable to common stockholders of $13.2 million for the six months ended June 30, 2003 compared to a net loss of $8.7 million for the six months ended June 30, 2002. The increase is a result of the aforementioned changes in our operations and non-recurring charges recorded in the first quarter of 2003 of $9.0 million related to early extinguishments of debt. This increase was also offset in part by a decrease in interest expense from our recapitalization transactions, and a decrease in depreciation expense due to write-offs in 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues.    Revenues for the three months ended June 30, 2003 were $6.5 million compared to $6.4 for the three months ended June 30, 2002, an increase of $0.1 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended June 30, 2003, we recognized $4.3 million in transport services, $1.5 million in colocation and other services and $0.7 million in communications access management services. For the three months ended June 30, 2002, we recognized $4.0 million in transport services, $1.3 million in colocation and other services and $1.1 million in communications access management services.

The increase in revenues was due to additional transport and colocation revenues, as we provide additional services to our existing customers and broaden our customer base to include many international carriers.  The increase was partially offset by decreases in access revenue due to the elimination of certain license agreements that were terminated during the second quarter of 2002 and the termination of services due to the bankruptcies of certain customers. Reciprocal agreements accounted for $0.1 million, or 1.9%, of our revenues in the second quarter of 2003, compared to $0.1 million, or 1.9%, of our revenues for the second quarter of 2002.

Cost of Services.    Cost of services for the three months ended June 30, 2003 and June 30, 2002 were $2.0 and $1.1 million, respectively.  The increase of $0.9 million was primarily due to a non-recurring savings that we recorded in the six months ended June 30, 2002.  We negotiated certain non-recurring concessions from vendors in the amount of $0.7 million, which reduced cost of services for the six months ended June 30, 2002.  These items were expensed in prior periods and included in our cost of services.  Additionally, license fees and utilities associated with our network facilities have increased. Reciprocal agreements accounted for $0.1 million of our cost of services in the second quarter of 2003 and $0.1 million of our cost of services in the second quarter of 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 30, 2003 were $3.7 million compared to $4.0 million for the three months ended June 30, 2002. The decrease is a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our current business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. Decrease in overhead came in personnel costs, as we reduced headcount from 82 employees as of June 30, 2002 to 76 employees as of June 30, 2003.  Also during the quarter ended June 30, 2002 we recorded $0.4 million in bad debt expense, and there were no bad debt expenses recorded during the quarter ended June 30, 2003.

Stock Related Expense.    Stock related expense for the three months ended June 30, 2002 was $0.1 million. This non-cash expense relates to the amortization of deferred compensation expense from granting stock options to our employees. There was no stock related expense recorded for the quarter ended June 30, 2003.

Write-off of Property, Plant and Equipment.    During the three months ended June 30, 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to this write-off. During the three months ended June 30, 2003, we did not record a write-off of property, plant and equipment.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended June 30, 2003 was $2.2 million compared to $2.6 million of depreciation and amortization expense for the three months ended June 30, 2002. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2002.

Interest Expense, Net.    Interest expense, net for the three months ended June 30, 2003 was $0.5 million compared to $2.1 million, net for the three months ended June 30, 2002. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations and was lower as a result of reduced amount of our indebtedness from our recapitalization transactions and lower interest rates.

Preferred Stock Dividends.    For the three months ended June 30, 2002, we recorded approximately $3,000 in non-cash dividends on our series H preferred stock, and paid approximately $31,000 in the form of additional shares of preferred stock, based on the closing price per share at the end of the period. All outstanding preferred stock was converted into common stock as part of our recapitalization during the fourth quarter of 2002, and as a result there were no preferred stock dividends recorded during the three months ended June 30, 2003.

Net Loss Applicable to Common Stockholders.    We reported a net loss applicable to common stockholders of $2.0 million for the three months ended June 30, 2003, compared to a loss of $4.2 million for the three months ended June 30, 2002. The decrease is a result of reduction of interest expense due to the reduced amount of our indebtedness from our recapitalization. In addition, we recorded write-off of property, plant and equipment of $0.7 million during the three months ended June 30, 2002.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred a loss from operations and a net loss applicable to common stockholders for the first six months of 2003 of $12.0 million and $13.2 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders $4.4 million and $8.7 million, respectively, for the first half of 2002. During the first half of 2003, cash provided by operating activities was $1.5 million, and cash purchases of property, plant and equipment were $1.1 million, compared to cash used to fund operations of $2.8 million and $1.8 million for cash purchases of property, plant and equipment for the first half of 2002.

During the six months ended June 30, 2003, we received $2.3 million in net cash proceeds from financing activities, primarily in connection with our recapitalization on January 10, 2003. During the six months ended June 30, 2002, we received $2.4 million in net cash proceeds from financing activities. Proceeds from the issuance of equity securities during the six months ended June 30, 2003 were $3.5 million, of which $2.3 million is restricted cash used to cash collateralize outstanding letters of credit. On January 10, 2003, we issued 4,617,151 shares of our common stock to certain lenders at a price of $3.00 per share in satisfaction of approximately $13.4 million of indebtedness, and we issued 972,222 shares of our common stock to certain investors at a price of $3.60 per share. These transactions are further described below.

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

In connection with the purchase agreement with the investors, we entered into a registration rights agreement, dated as of January 10, 2003, with the investors which required us to file a resale registration statement with the Securities and Exchange Commission with respect to the registration of all of the shares of common stock issued under the purchase agreement and the shares that the investors purchased from the departing lenders. These shares were included in the registration statement that was declared effective on February 20, 2003.

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

As of June 30, 2003, we have $22.4 million of indebtedness outstanding under our credit facility, which reflects the total amount available under the credit facility. The weighted average interest rate on our outstanding borrowings under the facility is 4.78%, and we were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of June 30, 2003. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, recorded in the six months ended June 30, 2003.

On June 13, 2003, we executed the loan documentation necessary to establish a subordinated credit facility to provide the funding for the purchase of up to $3.0 million of our common stock, under a stock repurchase program.  Repurchases may be made from time to time until December 31, 2003 through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases are subject to the availability of stock, prevailing market conditions, trading price of the stock and our financial performance. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued or suspended at any time. Any shares repurchased in the program will be treated as shares of common stock held in treasury. All purchases will be made in accordance with all applicable rules and regulations, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934.

In addition, we amended our senior credit facility in order to permit us to obtain the subordinated credit facility.  As of June 30, 2003, there were no outstanding amounts under this subordinated credit facility and no repurchases of common stock had been made.

As of August 12, 2003, we had approximately 39.9 million shares of common stock outstanding, or approximately 46.7 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

On June 27, 2003, we commenced our previously approved exchange offer for our outstanding warrants. Holders of our outstanding warrants are being given the opportunity to exchange their currently outstanding warrants for shares of our common stock as if the exercise price of their warrants is $.001 per share and such warrants are exercised in full on a cashless basis. The offer was implemented to, among other things, satisfy certain of our obligations undertaken with respect to our recapitalization transactions, which occurred in October 2002 and January 2003. The offer expires on August 29, 2003. The holders of the warrants issued in connection with the recapitalization transactions we completed in October 2002 and January 2003 are not participating in the offer to exchange.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of this statement did not have a material impact on our results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the provisions of SFAS No. 148 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes included in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions for hedging relationships designated after June 30, 2003.  We believe that adopting SFAS No. 149 will not have a material impact on our results of operations, financial position or cash flows.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We have not completed our evaluation of the impact of the adoption of this statement, and therefore, cannot determine whether it will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. We have evaluated the impact of the adoption of FIN No. 46, effective January 1, 2003, and do not believe it will have a material impact on our consolidated financial position or consolidated results of operations.

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

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of June 30, 2003, we had borrowed $22.4 million under our credit facility, with a current weighted average interest rate of 4.78%.

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

Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to FiberNet, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2003, the Annual Meeting of Stockholders was held and the shares present voted on the following matters:

(1)	The stockholders approved the election of the following nominees to serve on the Board of Directors:

	For	Withheld

Timothy Bradley	12,935,878	50,989
Philip DiGennaro	12,934,217	52,650
Roy (Trey) D. Farmer III	12,936,790	50,077
Michael Liss	12,934,805	52,062
Charles Mahoney	12,936,149	50,718
Richard Sayers	12,936,046	50,841

(2)

The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ended December 31, 2003 was approved with 12,948,731 votes FOR, 31,282 votes AGAINST, and 6,853 votes ABSTAINING.

Share amounts have been adjusted to reflect the Company’s 1-for-30 reverse stock split, effective as of May 12, 2003.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

Exhibit 31.1 – Section 302 Certification of Chief Executive Officer

Exhibit 31.2 – Section 302 Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

(b) The following reports were filed on Form 8-K during the quarter ended June 30, 2003.

On May 7, 2003 we filed a report under Item 9 regarding a press release reporting our financial results for the quarter ended March 31, 2003 and announcing our reverse stock split.

On May 28, 2003, we filed a report under Item 5 regarding a press release reporting that we regained compliance with the continued listing requirements of the Nasdaq SmallCap Market.

On June 17, 2003, we filed a report under Item 5 regarding the implementation of our common stock repurchase program.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003

FIBERNET TELECOM GROUP, INC.

By:	/ s / JON A. DELUCA

Name:	Jon A. De Luca
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN 000’S)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,094	$3,788
Restricted cash	2,329	—
Accounts receivable, net of allowance of $721 and $1,005 at June 30, 2003 and December 31, 2002, respectively	2,726	2,765
Prepaid expenses and other	732	740

Total current assets	9,881	7,293
Property, plant and equipment, net	91,702	95,122
Other Assets:
Goodwill	7,509	7,509
Deferred charges, net of accumulated amortization of $1,183 and $1,405 at June 30, 2003 and December 31, 2002, respectively	2,170	3,383
Other assets	255	488

Total other assets	9,934	11,380
TOTAL ASSETS	$111,517	$113,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,381	$4,147
Accrued expenses	4,201	5,608
Deferred revenues	5,117	4,613
Notes payable, current portion	1,342	—
Capital lease obligation—current portion	—	271

Total current liabilities	14,041	14,639
Long-Term Liabilities:
Notes payable, less original issue discount of $2,663 and $4,880 at June 30, 2003and December 31, 2002, respectively	18,360	30,356
Capital lease obligation	—	202

Total liabilities	32,401	45,197
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 35,218,323and 26,405,482 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	35	26
Additional paid-in-capital and other	424,973	401,298
Accumulated deficit	(345,892)	(332,726)

Total stockholders’ equity	79,116	68,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,517	$113,795

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended June 30,

	2003	2002

Revenues	$12,828	$13,441
Operating expenses:
Cost of services (exclusive of items shown separately below)	4,057	3,474
Selling, general and administrative expense excluding stock related expense	7,439	8,272
Stock related expense for selling, general, and administrative matters	—	148
Loss on early extinguishment of debt, net	8,951	—
Write-off of property, plant and equipment	—	685
Depreciation and amortization	4,379	5,228

Total operating expenses	24,826	17,807
Loss from operations	(11,998)	(4,366)
Interest expense, net	(1,168)	(4,276)

Net loss	(13,166)	(8,642)
Preferred stock dividends	—	(31)

Net loss applicable to common stockholders	$(13,166)	$(8,673)

Net loss applicable to common stockholders per share—basic and diluted	$(0.38)	$(4.14)
Weighted average common shares outstanding—basic and diluted	34,671	2,095

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,

	2003	2002

Revenues	$6,451	$6,427
Operating expenses:
Cost of services (exclusive of items shown separately below)	2,006	1,072
Selling, general and administrative expense excluding stock related expense	3,693	4,046
Stock related expense for selling, general, and administrative matters	—	74
Write-off of property, plant and equipment	—	685
Depreciation and amortization	2,199	2,585

Total operating expenses	7,898	8,462
Loss from operations	(1,447)	(2,035)
Interest expense, net	(543)	(2,119)

Net loss	(1,990)	(4,154)
Preferred stock dividends	—	(3)

Net loss applicable to common stockholders	$(1,990)	$(4,157)

Net loss applicable to common stockholders per share—basic and diluted	$(0.06)	$(1.96)
Weighted average common shares outstanding—basic and diluted	35,217	2,116

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss applicable to common stockholders	$(13,166)	$(8,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,379	5,228
Preferred stock dividends	—	31
Stock related expense	—	148
Write-down of property plant and equipment	—	685
Loss on early extinguishment of debt, non-cash portion	8,899	—
Capitalized accrued interest on notes payable	577	—
Other non-cash items	498	1,316
Change in assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other assets	276	(455)
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	12	(1,094)

Cash provided by (used in) operating activities	1,475	(2,814)
Cash flows from investing activities:
Capital expenditures	(1,092)	(1,810)
Increase in restricted cash	(2,329)	—

Cash used in investing activities	(3,421)	(1,810)
Cash flows from financing activities:
Net proceeds (repayments) of debt financings	(1,163)	572
Net proceeds from issuance of equity securities	3,500	—
Net proceeds from subordinated notes payable	—	2,000
Repayment of capital lease obligation	(85)	(129)

Cash provided by financing activities	2,252	2,443
Net increase (decrease) in cash and cash equivalents	306	(2,181)
Cash and cash equivalents at beginning of period	3,788	3,338

Cash and cash equivalents at end of period	$4,094	$1,157

Supplemental disclosures of cash flow information:
Interest paid	$—	$203
Income taxes paid	—	—
Non-cash financing activities:
Conversion of accrued interest into notes payable	$385	$—
Conversion of notes payable into common stock	13,382	—

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

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster of act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

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

All significant inter-company balances and transactions have been eliminated.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 replaced SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS No. 121”), and establishes accounting and reporting standards for long-lived assets to be disposed of by sale.  SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction.  In 2003, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that no events or changes in circumstances have indicated that asset carrying values were no longer recoverable and that no impairment charge was necessary.

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Revenue is recognized over the service contract period for all general services. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Some of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

Revenues are derived from three general types of services:

Transport services.    FiberNet’s transport services include the offering of broadband circuits on its metropolitan transport networks and FINs. Over the Company’s metropolitan transport networks, it can provision circuits from one of its carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with its FIN in that building. The Company can also provision circuits vertically between floors in a carrier hotel facility or an on-net building. In 2003, the Company also initiated a new type of transport service offering to provide its customers with circuits on networks that it does not own. The Company intends to sell this connectivity to its customers and purchase the underlying circuits from other wholesale telecommunications carriers. With this new initiative, FiberNet believes that it can better serve the broader network capacity needs of its customers than the Company is currently able to on its own networks.

Colocation services.    FiberNet’s colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier hotel facilities in a secure technical operating environment. The Company can also provide its customers with colocation services in the central equipment rooms of certain of its on-net and off-net buildings. Typically, if a customer colocates its equipment at the Company’s facilities, FiberNet’s agreement with them may include a minimum commitment to use its transport services.

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

As of June 30, 2003 the Company had one reciprocal agreement. During the six months ended June 30, 2002 the Company had two such reciprocal agreements, one of which was terminated during that period. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.2 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively, and $0.1 million and $0.1 million for the three month ended June 30, 2003 and June 30, 2002, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the six months ended June 30, 2003 and June 30, 2002 were approximately $0.2 million and $0.6 million, respectively, and $0.1 million and $0.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively.

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

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months and the three months ended June 30, 2003 and 2002, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information as presented in these financial statements have been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of June 30, 2003, one customer accounted for 11.6% of the Company’s total accounts receivable, and as of December 31, 2002, one customer accounted for 15.2% of the Company’s total accounts receivable.

For the six months ended June 30, 2002, two customers in the aggregate accounted for 30.0% of the Company’s total revenue. For the six months ended June 30, 2003, there were no individual customers that accounted for over 10% of the Company’s total revenue. For the three months ended June 30, 2002, two customers in the aggregate accounted for 28.5% of the Company’s total revenue. For the three months ended June 30, 2003, there were no individual customers that accounted for over 10% of the Company’s total revenue.

As of June 30, 2003, the Company had an allowance for doubtful accounts of $0.7 million. During the six months ended June 30, 2003, the Company wrote-off $0.3 million of accounts receivable which reduced the allowance for doubtful accounts, and there were no charges to bad debt expense. For the six months ended June 30, 2002, the Company recorded $0.5 million of bad debt expense.

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

The resulting expense is charged against operations ratably over the vesting period of the options.

	Six Months Ended June 30,		Three Months Ended June 30,

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(13,166)	$(8,673)	$(1,990)	$(4,157)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	148	—	74
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,394)	(2,913)	(1,197)	(1,456)

Pro forma net loss	$(15,560)	$(11,438)	$(3,187)	$(5,539)
Net loss per share applicable to common stockholders:
As reported: Basic and diluted	$(0.38)	$(4.14)	$(0.06)	$(1.96)
Pro forma: Basic and diluted	$(0.45)	$(5.46)	$(0.09)	$(2.62)

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements, as the Company did not have any derivative instrument contracts outstanding as of December 31, 2002, or June 30, 2003.

On January 2, 2002 the Company entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, the Company was obligated to make quarterly interest payments at a fixed, annual interest rate of 3.7%, excluding the applicable margin that it paid on its credit facility. As part of this agreement, Deutsche Bank AG was obligated to pay to the Company on a quarterly basis a floating rate of interest based upon LIBOR with a designated maturity of three months. On March 20, 2002, the Company terminated this interest rate swap transaction with Deutsche Bank AG with no payments or other amounts owed by either party. As a result, all of its outstanding borrowings under the Company’s credit facility bear interest at a floating rate.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes included in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions for hedging relationships designated after June 30, 2003.  The Company believes that adopting SFAS No. 149 will not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not completed its evaluation of the impact of the adoption of this statement, and therefore, cannot determine whether it will have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation Number (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company has evaluated the impact of the adoption of FIN No. 46, effective January 1, 2003, and does not believe it will have a material impact on the Company’s consolidated financial position or consolidated results of operations.

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2003	December 31, 2002

Computer software	$200	$200
Computer equipment	253	250
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	114,639	113,725

Subtotal	115,268	114,351
Accumulated depreciation	(23,566)	(19,229)

Property, plant and equipment, net	$91,702	$95,122

Depreciation expense on property, plant and equipment was $4.3 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively, and $2.2 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively.

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

The Company evaluated the above transactions under the guidance of Financial Technical Bulletin (“FTB”) No. 80-1 “Early

Extinguishment of Debt through Exchange for Common or Preferred Stock”. During January 2003, the Company recorded a charge of $9.7 million related to the early extinguishment of debt for the difference between the net carrying amount of debt that was extinguished and the reacquisition price represented by the total fair market value of the common stock issued and the fair market value of the warrants that were repriced and exercised. The fair value given in exchange for $13.4 million in long term debt was 4.6 million shares of common stock with a fair market value of $3.60 per share on the date of issuance, the issuance of 2.2 million warrants with an exercise price of $3.60 per share with terms between one and five years valued at $7.9 million using the Black-Scholes option pricing model on the date of issuance, and the repricing of 3.0 million existing warrants from $3.60 to $0.03 valued at $2.0 million using the Black-Scholes option pricing model on the date of issuance. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of the outstanding balance, the Company wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in its calculation of loss on early extinguishment of debt. The Company also recorded certain non-recurring expenses incurred in connection with the recapitalization transactions. These expenses included compensation to financial advisors in the form of a cash fee of approximately $0.8 million and the issuance of 0.3 million warrants with an exercise price of $0.03 and with a term of five years valued at $1.2 million using the Black-Scholes option pricing model on the date of issuance.

As of June 30, 2003, the Company had $22.4 million of indebtedness outstanding under its senior secured credit facility which reflected the total amount available under the credit facility. As of such date, the three remaining lenders under the Company’s credit facility owned approximately 30% of the outstanding shares of the Company’s common stock.

In February 2003, the Company settled certain litigation matters by issuing approximately 43,000 shares of common stock, 0.2 million warrants to purchase common stock with an exercise price of $0.03 per share and a term of five years and approximately 0.2 million warrants to purchase common stock with an exercise price of $3.60 per share and a term of five years. The Company also repriced 17,000 of existing warrants to purchase common stock from exercise prices of $15.00 and $20.10 per share to $0.03 per share. These warrants also have a term of five years. The Company had previously accrued for the settlement of these certain outstanding litigation matters, and recorded a $0.6 million expense in selling, general and administration in the fourth quarter of the year ended December 31, 2002.

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

As of April 1, 2003, FiberNet amended a real estate lease to reduce the rent payments thereunder indefinitely. Upon reaching a revenue threshold, the rent expense will increase by approximately $3.0 million on an annual basis. Due to the uncertainty in forecasting future revenues, the Company does not have a reasonable basis to estimate when the revenue threshold will be reached and has not accrued for a contingent increase in rent as of June 30, 2003.

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

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders.  The financial statements have been adjusted to reflect the reverse stock split as of June 30, 2003.

On June 13, 2003, the Company executed the loan documentation necessary to establish a subordinated credit facility to provide the funding for the purchase of up to $3.0 million of the Company’s common stock, under a stock repurchase program.  Repurchases may be made from time to time until December 31, 2003 through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases are subject to the availability of stock, prevailing market conditions, trading price of the stock and the Company’s financial performance. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued or suspended at any time. Any shares repurchased in the program will be treated as shares of common stock held in treasury. All purchases will be made in accordance with all applicable rules and regulations, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934.  In addition, the Company amended its senior credit facility.  As of June 30, 2003, there were no outstanding amounts under this subordinated credit facility and no repurchases of common stock had been made.

On June 27, 2003, the Company commenced its previously approved exchange offer for its outstanding warrants.  Holders of  outstanding warrants are being given the opportunity to exchange their currently outstanding warrants for shares of the Company’s common stock as if the exercise price of their warrants is $.001 per share and such warrants are exercised in full on a cashless basis.  The offer was implemented to, among other things, satisfy certain of our obligations undertaken with respect to our recapitalization transactions, which occurred in October 2002 and January 2003.  The offer expires on August 29, 2003.  The holders of the warrants issued in connection with the recapitalization transactions we completed in October 2002 and January 2003 are not participating in the offer to exchange.

5.    SUBSEQUENT EVENTS

On July 30, 2003, the Company issued a press release to announce that Robert E. La Blanc has been appointed as a member of FiberNet’s Board of Directors. The Company also announced that Philip L. DiGennaro has stepped down as a Board member.

On July 30, 2003, the Company issued 4.7 million shares of restricted stock and 0.4 million stock options at an exercise price of $1.13 per share to employees and directors under its Equity Incentive Plan.  All of the shares of the restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on July 30, 2004, subject to the terms and conditions of the Equity Incentive Plan.