Form 10-Q
period 2003-09-30
FIBERNET TELECOM GROUP INC\
filed 2003-11-12
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s common stock, as of November 12, 2003, was 40,805,434 shares of common stock, $0.001 par value.

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

Our operations and ability to grow may be affected by numerous factors, including: the state of the telecommunications industry; the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; our history of operating losses and cash flow deficits; our limited financial resources and uncertainty as to the availability of additional capital to fund our operations on acceptable terms, if at all; our success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that our customers and vendors are experiencing; the lack of growth in demand for our services or the failure to manage the growth of our operations; the frequency of service interruptions on our networks and the scalability and reliability of our networks; the potential occurrence of a natural disaster or act of terrorism that could impact our networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for our services; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. Our failure to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance of certain indebtedness for immediate payment.

Overview

We own and operate fiber-optic networks designed to provide comprehensive broadband connectivity to other telecommunications service providers for their data, voice and video transmissions. Our networks provide an advanced, high-bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ networks. Our primary business is to provide optical and electrical broadband circuits within and between carrier hotels, which are industrial buildings where service providers house their communications equipment to exchange and route communications traffic. Our networks support multiple domestic and international transmission protocols, including synchronous optical network, or SONET, synchronous digital hierarchy, or SDH, Ethernet, and Internet Protocol, or IP, and can deliver broadband connections with bandwidth ranging from 1.5 megabits per second to 10.0 gigabits per second, as well as optical wavelengths. We are currently operating primarily in the two gateway markets of New York and Los Angeles, focusing our services in the local loop of major metropolitan areas.

We have experienced significant operating losses and net losses. We expect to continue to experience such losses as we continue to operate our business. We also have a limited operating history. Consequently, prospective investors have limited operating history and financial data upon which to evaluate our performance.

The telecommunications industry is currently experiencing a period of uncertainty and rationalization. Many companies in our industry are in financial distress, and some of our largest customers have filed for bankruptcy. We have been negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Industry consolidation has also begun to occur, thereby reducing the number of potential customers for us. Most significantly, customer contracts and services have been canceled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts or services that we provide to our customers will be canceled, and we cannot forecast our ability to replace those canceled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

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

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. The pricing of all of our services has declined significantly over the past year, although we believe not to the extent that the pricing in other segments of the telecommunications market has declined.

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

We typically begin our sales cycle by entering into a telecommunications services agreement. This telecommunications services agreement outlines the engineering specifications and operating standards that are required of us by our customers. Customers can order a specific circuit or colocation space, or, alternatively, they can purchase general availability on our networks or in our facilities by establishing minimum revenue commitments on a recurring basis.

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

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier hotel facilities, on-net buildings and off-net buildings. Other specific costs include maintenance and repair costs and utility costs. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Other than our license fees and costs associated with providing our customers with circuits on networks that we do not own, our cost of services is generally fixed in nature. Since we began providing off-net transport services, our cost of services also include the costs that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services that are not on our networks.

Selling, General and Administrative Expense. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We have reduced the number of our employees from 76 as of September 30, 2002 to 70 as of September 30, 2003, and our personnel costs have decreased. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Other costs included in selling, general and administrative expenses may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairments of fixed assets that we recorded during 2002 and 2001, depreciation and amortization expense for existing assets will decrease in the future.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets, including goodwill, and the recognition of deferred tax assets and liabilities.

We recognize revenues when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly recurring basis under contracts, typically one year in length. We record deferred revenue for the amount of an invoice that has not been earned.

We have one reciprocal agreement, whereby we purchase services from one of our customers. At the beginning of 2002 we had two such reciprocal agreements, but one was terminated during the year. The services provided and obtained through these agreements were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreements is capitalized. All of the costs are expensed as incurred. For the nine months ended September 30, 2003, reciprocal agreements accounted for $0.4 million, or 1.8%, of revenues and $0.4 million of our cost of services. For the nine months ended September 30, 2002, reciprocal agreements accounted for $0.7 million, or 3.4%, of revenues and $0.7 million of our cost of services. For the quarter ended September 30, 2003, reciprocal agreements accounted for $0.1 million, or 1.8%, of revenues and $0.1 million of our cost of services. For the quarter ended September 30, 2002, reciprocal agreements accounted for $0.1 million, or 2.0%, of revenues and $0.1 million of our cost of services.

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

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. We perform our annual impairment test in December, and there could be a potential impairment of goodwill in the fourth quarter of 2003.

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

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues for the nine months ended September 30, 2003 were $19.5 million compared to $19.3 million for the nine months ended September 30, 2002, an increase of $0.2 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the nine months ended September 30, 2003, we recognized $13.1 million in transport services, $4.4 million in colocation and other services and $2.0 million in communications access management services. For the nine months ended September 30, 2002, we recognized $12.0 million in transport services, $4.1 million in colocation and other services and $3.2 million in communications access management services.

The increase in revenues was due to additional transport and colocation revenues, as we provide additional services to our existing customers and broaden our customer base to include many international carriers. The increase was partially offset by decreases in access revenue due to the elimination of certain license agreements that were terminated during 2002 and the termination of services due to the bankruptcies of certain customers. Reciprocal agreements accounted for $0.4 million, or 1.8%, of our revenues in the nine months ended September 30, 2003, down from $0.7 million, or 3.4%, of our revenues for the first nine months of 2002.

Cost of Services. Cost of services for the nine months ended September 30, 2003 and September 30, 2002 were $6.2 and $5.4 million, respectively. The increase of $0.8 million was primarily due to a non-recurring savings that we recorded in the nine months ended September 30, 2002. We negotiated certain non-recurring concessions from vendors in the amount of $0.7 million, which reduced cost of services for the nine months ended September 30, 2002. These items were expensed in prior periods and included in our cost of services. Additionally, license fees and utilities associated with our network facilities have increased. The increase of license fees and utilities was partially offset by the elimination of the costs associated with certain reciprocal agreements during 2002. Our cost of services included building license fees, maintenance and repair costs, rent expense at carrier hotel facilities and on-net and off-net buildings, and related utility costs. Reciprocal agreements accounted for $0.4 million of our cost of services in the first nine months of 2003 and $0.7 million for the same period in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $11.2 million compared to $12.0 million for the nine months ended September 30, 2002. The decrease is a result of our cost savings initiative to reduce corporate overhead in line with our outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, and travel and entertainment expenses. Decreases in overhead came in personnel costs, as we reduced headcount from 76 employees as of September 30, 2002 to 70 employees as of September 30, 2003. Professional fees rose by $0.2 million due primarily to increased legal costs. Also during the nine months ended September 30, 2002, we recorded $0.5 million in bad debt expense. As the allowance for bad debts was considered sufficient, there were no additional bad debt expenses recorded during the nine months ended September 30, 2003.

Stock Related Expense. This non-cash expense relates to the amortization of granting stock options below fair market value and granting restricted stock to our employees. Stock related expense for the nine months ended September 30, 2003 and 2002 was approximately $0.1 million and $0.2 million, respectively.

Loss on Early Extinguishment of Debt. We recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in long term debt was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 per share and the re-pricing of the exercise price of 3.0 million existing warrants from $3.60 to $0.03 per share. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt.

On March 17, 2003, the Company entered into an agreement to terminate all of its capital lease obligations for a payment of $85,000. This termination of its capital lease obligations resulted in a gain on early extinguishment of debt of approximately $0.8 million, recorded in the nine months ended September 30, 2003. This amount partially offset the loss on early extinguishments of debt, described above. There was no loss on early extinguishments of debt recorded for the nine months ended September 30, 2002.

Write-off of Property, Plant and Equipment. During the nine months ended September 30, 2002, we recorded a write-off of property, plant and equipment of $0.7 million. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to this write-off. During the nine months ended September 30, 2003, we did not record a write-off of property, plant and equipment.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2003 was $6.6 million compared to $7.8 million of depreciation and amortization expense for the nine months ended September 30, 2002. The decrease resulted from a reduction in the fixed assets base due to an impairment of property, plant and equipment that we recorded in 2002.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2003 was $1.7 million compared to $6.6 million, net for the nine months ended September 30, 2002. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations and was lower as a result of the reduced amount of our indebtedness from our recapitalization transactions and lower interest rates.

Preferred Stock Dividends. For the nine months ended September 30, 2002, we accrued approximately $44,000 in non-cash dividends on our Series H preferred stock, payable in the form of additional shares of preferred stock, based on the closing price per share of our common stock at the end of the period. All outstanding preferred stock was converted into common stock as part of our recapitalization during the fourth quarter of 2002, and as a result there were no preferred stock dividends recorded for the nine months ended September 30, 2003.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $15.3 million for the nine months ended September 30, 2003 compared to a net loss of $13.4 million for the nine months ended September 30, 2002. The increase is a result of the aforementioned changes in our operations and charges recorded in the first quarter of 2003 of $9.0 million related to early extinguishments of debt. This increase was also offset in part by a decrease in interest expense from our recapitalization transactions and a decrease in depreciation expense due to an impairment recorded in 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues for the three months ended September 30, 2003 were $6.7 million compared to $5.9 million for the three months ended September 30, 2002, an increase of $0.8 million. We generated revenues by providing transport, colocation and communications access management services to our customers. For the three months ended September 30, 2003, we recognized $4.6 million in transport services, $1.5 million in colocation and other services and $0.6 million in communications access management services. For the three months ended September 30, 2002, we recognized $3.7 million in transport services, $1.4 million in colocation and other services and $0.8 million in communications access management services.

The increase in revenues was due to additional transport and colocation revenues, as we provide additional services to our existing customers and broaden our customer base to include many international carriers. The increase was partially offset by decreases in access revenue from the termination of services due to the bankruptcies of certain customers. Reciprocal agreements accounted for $0.1 million, or 1.8%, of our revenues in the third quarter of 2003, compared to $0.1 million, or 2.0%, of our revenues for the third quarter of 2002.

Cost of Services. Cost of services for the three months ended September 30, 2003 and September 30, 2002 were $2.2 and $2.0 million, respectively. The increase of $0.2 million was primarily due to increased license fees and utilities associated with our network facilities. Reciprocal agreements accounted for $0.1 million of our cost of services in the third quarter of 2003 and $0.1 million of our cost of services in the third quarter of 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2003 were $3.8 million compared to $3.7 million for the three months ended September 30, 2002. Professional fees have increased by $0.2 million due to increased legal costs.

Stock Related Expense. This non-cash expense relates to the amortization of granting stock options below fair market value and granting restricted stock to our employees. Stock related expense recorded for the three months ended September 30, 2003 and 2002 was $0.1 million and $46,000, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2003 was $2.2 million compared to $2.6 million of depreciation and amortization expense for the three months ended September 30, 2002. The decrease resulted from the impairment of property, plant and equipment that we recorded in 2002.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2003 was $0.5 million compared to $2.3 million, net for the three months ended September 30, 2002. Interest expense was generated as a result of borrowings under our senior secured credit facility and our outstanding capital lease obligations and was lower as a result of the reduced amount of our indebtedness from our recapitalization transactions and lower interest rates.

Preferred Stock Dividends. For the three months ended September 30, 2002, we recorded an accrual in the amount of approximately $13,000 in non-cash dividends on our Series H preferred stock based on the closing price per share at the end of period. All outstanding preferred stock was converted into common stock as part of our recapitalization during the fourth quarter of 2002, and as a result there were no preferred stock dividends recorded during the three months ended September 30, 2003.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $2.1 million for the three months ended September 30, 2003, compared to a loss of $4.7 million for the three months ended September 30, 2002. The decrease is a result of reduction of interest expense due to the reduced amount of our indebtedness from our recapitalization and increased revenues due to additional transport and colocation services recorded for the three months period ended September 30, 2003.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a senior secured credit facility with a group of lenders. We incurred a loss from operations and a net loss applicable to common stockholders for the first nine months of 2003 of $13.6 million and $15.3 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders of $6.8 million and $13.4 million, respectively, for the first nine months of 2002. During the first nine months of 2003, cash provided by operating activities was $1.8 million, and cash purchases of property, plant and equipment were $1.8 million, compared to cash used to fund operations of $2.4 million and $2.1 million for cash purchases of property, plant and equipment for the first nine months of 2002.

On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The share information discussed below has been adjusted to reflect the reverse stock split.

During the nine months ended September 30, 2003, we received $2.2 million in net cash proceeds from financing activities, primarily in connection with our recapitalization on January 10, 2003. During the nine months ended September 30, 2002, we received $2.4 million in net cash proceeds from financing activities. Proceeds from the issuance of equity securities during the nine months ended September 30, 2003 were $3.5 million, of which $2.3 million is restricted cash used to collateralize outstanding letters of credit.

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

We also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which we issued to the investors in a private offering an aggregate of 972,222 shares of common stock at a price of $3.60 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the purchase agreement, we also issued warrants to purchase an additional 1,895,652 shares of common stock at an exercise price of $3.60 per share with a term of five years. Concurrently with the other transactions occurring on January 10, 2003, the investors also purchased 9,820,061 shares of common stock from the three lenders departing from the credit facility in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

In connection with the purchase agreement with the investors, we entered into a registration rights agreement, dated as of January 10, 2003, with the investors, which required us to file a resale registration statement with the Securities and Exchange Commission with respect to the registration of all of the shares of common stock issued under the purchase agreement and the shares that the investors purchased from the departing lenders. These shares were included in the registration statement that was declared effective on February 20, 2003.

In connection with the transactions contemplated by the debt exchange agreements, we executed a ninth amendment to our senior secured credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the senior secured credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, we agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 2,544,974 shares of common stock from $3.60 per share to $0.03 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, we agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for our outstanding letters of credit, which totaled approximately $6.1 million.

As of September 30, 2003, we had $22.3 million of indebtedness outstanding under our credit facility, which reflects the total amount available under the credit facility. The weighted average interest rate on our outstanding borrowings under the facility is 4.78%, and we were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of September 30, 2003. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, recorded in the nine months ended September 30, 2003.

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

In addition, we amended our senior credit facility in order to permit us to obtain the subordinated credit facility. As of September 30, 2003, there were no outstanding amounts under this subordinated credit facility and no repurchases of common stock had been made.

On June 27, 2003, we commenced our previously approved exchange offer for certain of our outstanding warrants. Holders of certain of our outstanding warrants were given the opportunity to exchange their currently outstanding warrants for shares of our common stock as if the exercise price of their warrants was $0.001 per share if such warrants were exercised in full on a cashless basis. The offer was implemented to, among other things, satisfy certain of our obligations undertaken with respect to our recapitalization transactions, which occurred in October 2002 and January 2003. The offer expired on August 29, 2003. The warrants issued in connection with the recapitalization transactions that we completed in October 2002 and January 2003 did not participate in the offer to exchange. In connection with this offer we exchanged 695,828 warrants for 695,147 shares of common stock.

As of November 12, 2003, we had approximately 40.8 million shares of common stock outstanding, or approximately 46.9 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

We anticipate spending approximately $2.5 million in capital expenditures during 2003, primarily for the implementation of customer orders. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of this statement did not have a material impact on our results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of the adoption of this statement, we classified debt extinguishment costs incurred during the first quarter of 2003 within income from operations and have reclassified previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.

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

In April 2003, the FASB issued Statement No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes included in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations, financial position or cash flows.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. We have evaluated the impact of the adoption of FIN No. 46, effective January 1, 2003, and the adoption did not have a material impact on our consolidated financial position or consolidated results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of September 30, 2003, we had borrowed $22.3 million under our credit facility, with a current weighted average interest rate of 4.78%.

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

Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2003, nor were there any significant deficiencies or material weaknesses in our internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

Exhibit 10.58 – Amendment of Lease, between Westport Communications, LLC and us, dated as of October 31, 2003

Exhibit 31.1 – Section 302 Certification of Chief Executive Officer

Exhibit 31.2 – Section 302 Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

(b) The following reports were filed on Form 8-K during the quarter ended September 30, 2003.

On July 31, 2003 we filed a current report on Form 8-K, under Item 5, announcing the resignation of a director and the appointment of a new director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2003

FIBERNET TELECOM GROUP, INC.
By:	/ s / JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN 000’S)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,722	$3,788
Restricted cash	2,333	—
Accounts receivable, net of allowance of $773 and $1,005 at September 30, 2003 and December 31, 2002, respectively	3,372	2,765
Prepaid expenses and other	745	740

Total current assets	10,172	7,293
Property, plant and equipment, net	90,093	95,122
Other Assets:
Goodwill	7,509	7,509
Deferred charges, net of accumulated amortization of $1,256 and $1,405 at September 30, 2003 and December 31, 2002, respectively	2,088	3,383
Other assets	251	488

Total other assets	9,848	11,380

TOTAL ASSETS	$110,113	$113,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,531	$4,147
Accrued expenses	4,108	5,608
Deferred revenues	5,539	4,613
Notes payable—current portion	2,790	—
Capital lease obligation—current portion	—	271

Total current liabilities	15,968	14,639

Long-Term Liabilities:
Notes payable, less original issue discount of $2,486 and $4,880 at September 30, 2003 and December 31, 2002, respectively	17,047	30,356
Capital lease obligation	—	202

Total liabilities	33,015	45,197

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 40,624,730 and 26,405,482 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	41	26
Additional paid-in-capital and other	430,290	401,298
Deferred compensation	(5,229)	—
Accumulated deficit	(348,004)	(332,726)

Total stockholders’ equity	77,098	68,598

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,113	$113,795

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 30,
	2003	2002
Revenues	$19,508	$19,316

Operating expenses:
Cost of services (exclusive of items shown separately below)	6,209	5,437
Selling, general and administrative expense excluding stock related expense	11,225	11,972
Stock related expense for selling, general, and administrative matters	89	194
Loss on early extinguishment of debt, net	8,951	—
Write-off of property, plant and equipment	—	685
Depreciation and amortization	6,602	7,795

Total operating expenses	33,076	26,083

Loss from operations	(13,568)	(6,767)
Interest expense, net	(1,710)	(6,611)

Net loss	(15,278)	(13,378)
Preferred stock dividends	—	(44)

Net loss applicable to common stockholders	$(15,278)	$(13,422)

Net loss applicable to common stockholders per share—basic and diluted	$(0.42)	$(6.36)
Weighted average common shares outstanding—basic and diluted	36,016	2,112

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2003	2002
Revenues	$6,680	$5,875

Operating expenses:
Cost of services (exclusive of items shown separately below)	2,152	1,963
Selling, general and administrative expense excluding stock related expense	3,786	3,700
Stock related expense for selling, general, and administrative matters	89	46
Depreciation and amortization	2,223	2,567

Total operating expenses	8,250	8,276

Loss from operations	(1,570)	(2,401)
Interest expense, net	(542)	(2,335)

Net loss	(2,112)	(4,736)
Preferred stock dividends	—	(13)

Net loss applicable to common stockholders	$(2,112)	$(4,749)

Net loss applicable to common stockholders per share—basic and diluted	$(0.05)	$(2.22)
Weighted average common shares outstanding—basic and diluted	38,663	2,144

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss applicable to common stockholders	$(15,278)	$(13,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,602	7,795
Preferred stock dividends	—	44
Stock related expense	89	194
Write-down of property plant and equipment	—	685
Loss on early extinguishment of debt, non-cash portion	8,899	—
Other non-cash items	1,373	1,781
Change in assets and liabilities:
Increase in accounts receivable, prepaid expenses and other assets	(427)	(42)
Increase in accounts payable, accrued expenses and deferred revenues	542	601

Cash provided by (used in) operating activities	1,800	(2,364)
Cash flows from investing activities:
Capital expenditures	(1,775)	(2,073)
Increase in restricted cash	(2,333)	—

Cash used in investing activities	(4,108)	(2,073)

Cash flows from financing activities:
Payments of financing fees	(1,173)	(654)
Proceeds from debt financings	—	1,248
Proceeds from issuance of equity securities	3,500	—
Proceeds from subordinated notes payable	—	2,000
Repayment of capital lease obligation	(85)	(190)

Cash provided by financing activities	2,242	2,404

Net decrease in cash and cash equivalents	(66)	(2,033)

Cash and cash equivalents at beginning of period	3,788	3,338
Cash and cash equivalents at end of period	$3,722	$1,305

Supplemental disclosures of cash flow information:
Interest paid	$274	$239
Non-cash financing activities:
Conversion of accrued interest into notes payable	$385	$—
Conversion of notes payable into common stock	13,382	—

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

The Company has agreements with other entities, including telecommunications license agreements with building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company’s ability to execute its business strategy and operating plan.

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster of act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance of certain indebtedness for immediate payment.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”), and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In 2003, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that no events or changes in circumstances have indicated that asset carrying values were no longer recoverable and that no impairment charge was necessary.

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

As of September 30, 2003 the Company had one reciprocal agreement. During the nine months ended September 30, 2002 the Company had two such reciprocal agreements, one of which was terminated during that period. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.4 million and $0.7 million for the nine months ended September 30, 2003 and 2002, respectively, and $0.1 million and $0.1 million for the three month ended September 30, 2003 and September 30, 2002, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the nine months ended September 30, 2003 and September 30, 2002 were approximately $0.4 million and $0.7 million, respectively, and $0.1 million and $0.1 million for the three months ended September 30, 2003 and September 30, 2002, respectively.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December, and there could be a potential impairment of goodwill in the the fourth quarter.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months and the six months ended September 30, 2003 and 2002, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information as presented in these financial statements has been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of September 30, 2003, there were no individual customers that accounted for over 10% of the Company’s total accounts receivable, and as of December 31, 2002, one customer accounted for 15.2% of the Company’s total accounts receivable.

For the nine months ended September 30, 2002, one customer accounted for 11.0% of the Company’s total revenues. For the nine months ended September 30, 2003, there were no individual customers that accounted for over 10% of the Company’s total revenues. For the three months ended September 30, 2002, two customers in the aggregate accounted for 21.1% of the Company’s total revenues. For the three months ended September 30, 2003, there were no individual customers that accounted for over 10% of the Company’s total revenues.

As of September 30, 2003, the Company had an allowance for doubtful accounts of $0.7 million. During the nine months ended September 30, 2003, the Company wrote-off $0.3 million of accounts receivable which reduced the allowance for doubtful accounts. As the allowance for bad debts was considered sufficient, there were no additional bad debt expenses recorded during the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company recorded $0.5 million of bad debt expense.

Equity Incentive Plan

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 (“SFAS No. 123”). Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123.

The resulting expense is charged against operations ratably over the vesting period of the options.

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(15,278)	$(13,422)	$(2,112)	$(4,749)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	194	—	46
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,104)	(4,369)	(855)	(1,456)

Pro forma net loss	$(18,382)	$(17,597)	$(2,967)	$(6,159)

Net loss per share applicable to common stockholders:
As reported: Basic and diluted	$(0.42)	$(6.36)	$(0.05)	$(2.22)
Pro forma: Basic and diluted	$(0.51)	$(8.33)	$(0.08)	$(2.87)

On July 30, 2003, the Company issued 4.7 million shares of restricted stock and 0.4 million stock options at an exercise price of $1.13 per share to employees and directors under its Equity Incentive Plan. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on July 30, 2004, subject to the terms and conditions of the Equity Incentive Plan. The Company recorded $5.4 million of deferred compensation for this issuance.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. SFAS No. 133 did not have a material impact on the Company’s consolidated financial statements, as the Company did not have any derivative instrument contracts outstanding as of December 31, 2002, or September 30, 2003.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company classified debt extinguishment costs within income from operations and reclassified previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No.94-3”). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The changes included in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company has evaluated the impact of the adoption of FIN 46, effective January 1, 2003, and the adoption did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Computer software	$200	$200
Computer equipment	253	250
Leasehold improvements	31	30
Office equipment and furniture	146	146
Network equipment and infrastructure	115,232	113,725

Subtotal	115,862	114,351
Accumulated depreciation	(25,769)	(19,229)

Property, plant and equipment, net	$90,093	$95,122

Depreciation expense on property, plant and equipment was $6.6 million and $7.8 million for the nine months ended September 30, 2003 and 2002, respectively, and $2.2 million and $2.6 million for the three months ended September 30, 2003 and 2002, respectively.

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

The Company also entered into a common stock purchase agreement, dated as of January 10, 2003, with certain investors, pursuant to which the Company issued to the investors in a private offering an aggregate of 972,222 shares of common stock for a price of $3.60 per share, for an aggregate cash consideration of $3.5 million. Pursuant to the terms of the investor purchase agreement, the Company also issued to such investors warrants to purchase an additional 1,895,652 shares of common stock at an exercise price of $3.60 per share with a term of five years. The Company recorded a $0.7 million charge to additional paid-in-capital which represented the costs incurred to complete this offering. Concurrently with the transactions described above, the investors also purchased 9,820,061 shares of common stock from the departing lenders in a privately negotiated transaction for an aggregate cash consideration of $9.0 million.

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

In connection with the transactions contemplated by the debt exchange agreements, the Company and the lenders executed a ninth amendment to the senior secured credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the senior secured credit facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, the Company agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 2,544,974 shares of common stock from $3.60 per share to $0.03 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, the Company agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for the Company’s outstanding letters of credit, which total approximately $6.1 million.

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

As of September 30, 2003, the Company had $22.3 million of indebtedness outstanding under its senior secured credit facility which reflected the total amount available under the credit facility. As of such date, the three remaining lenders under the Company’s credit facility owned approximately 30% of the outstanding shares of the Company’s common stock.

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

As of April 1, 2003, FiberNet amended a real estate lease to reduce the rent payments thereunder indefinitely. Upon reaching a revenue threshold, the rent expense will increase by approximately $3.0 million on an annual basis. Due to the uncertainty in forecasting future revenues, the Company does not have a reasonable basis to estimate when the revenue threshold will be reached and has not accrued for a contingent increase in rent as of September 30, 2003.

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

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The financial statements have been adjusted to reflect the reverse stock split as of September 30, 2003.

On June 13, 2003, the Company executed the loan documentation necessary to establish a subordinated credit facility to provide the funding for the purchase of up to $3.0 million of the Company’s common stock, under a stock repurchase program. Repurchases may be made from time to time until December 31, 2003 through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases are subject to the availability of stock, prevailing market conditions, trading price of the stock and the Company’s financial performance. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued or suspended at any time. Any shares repurchased in the program will be treated as shares of common stock held in treasury. All purchases will be made in accordance with all applicable rules and regulations, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934. In addition, the Company amended its senior credit facility. As of September 30, 2003, there were no outstanding amounts under this subordinated credit facility and no repurchases of common stock had been made.

On June 27, 2003, the Company commenced its previously approved exchange offer for its outstanding warrants. Holders of certain outstanding warrants were given the opportunity to exchange their currently outstanding warrants for shares of the Company’s common stock as if the exercise price of their warrants is $0.001 per share if such warrants were exercised in full on a cashless basis. The offer was implemented to, among other things, satisfy certain of our obligations undertaken with respect to our recapitalization transactions, which occurred in October 2002 and January 2003. The offer expired on August 29, 2003. The warrants issued in connection with the recapitalization transactions we completed in October 2002 and January 2003 did not participate in the offer to exchange. In connection with this offer we exchanged 695,828 warrants for 695,147 shares of common stock.

On July 30, 2003, the Company issued a press release to announce that Robert E. La Blanc has been appointed as a member of FiberNet’s Board of Directors. The Company also announced that Philip L. DiGennaro has stepped down as a Board member.

On July 30, 2003, the Company issued 4.7 million shares of restricted stock and 0.4 million stock options at an exercise price of $1.13 per share to employees and directors under its Equity Incentive Plan. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on July 30, 2004, subject to the terms and conditions of the Equity Incentive Plan. The Company recorded $5.4 million of deferred compensation for this issuance.

5. SUBSEQUENT EVENTS

As of October 31, 2003, FiberNet entered into a second amendment to a real estate lease to reduce the rent payments thereunder indefinitely. Upon reaching a revenue threshold, the rent expense will increase by approximately $3.0 million on an annual basis. Due to the uncertainty in forecasting future revenues, the Company does not have a reasonable basis to estimate when the revenue threshold will be reached and has not accrued for a contingent increase in rent as of September 30, 2003.