Form 10-K
period 2003-12-31
FIBERNET TELECOM GROUP INC\
filed 2004-03-30
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of March 25, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $25,694,711, as computed by reference to the price at which the common stock was last sold on June 30, 2003.

The number of shares outstanding of the registrant’s common stock, as of March 25, 2004, was 51,055,572 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Documents Incorporated by Reference:  The registrant’s definitive proxy statement related to the annual meeting of stockholders, which proxy statement will be mailed on or before April 29, 2004.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to other telecommunications service providers in major metropolitan areas. These networks provide an advanced, high bandwidth fiber-optic solution to support the demand for network capacity in the local loop and to enable the interconnection of multiple carriers’ networks. Our primary business is to provide optical and electrical broadband circuits within and between carrier hotels, which are industrial buildings where service providers exchange and route communications traffic. We also provide colocation in these facilities for our customers to house their communications equipment. Our networks support multiple domestic and international transmission protocols including synchronous optical network, or SONET, SDH, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP. We have lit multiple strands of fiber on a redundant and diversely routed architecture throughout the New York City metropolitan area, as well as in Los Angeles, delivering optical wavelengths and broadband connections with bandwidth ranging from 1.5 megabits per second to 10.0 gigabits per second.

Industry Background

Over the past decade, there has been significant growth in communications services, due in part to the advent of the Internet and the deregulation of the telecommunications industry. This increase in bandwidth intensive data applications and providers of these services has resulted in additional demand for transmission capacity on communications networks and additional capacity to the national and international telecom infrastructure. More businesses are relying on communications services to conduct mission critical operations, increasing the need for greater network reliability, security and speed, as well.

In the past few years, general economic weakness and oversupply have severely impacted the telecommunications industry. Many companies made sizable investments building new communications networks, multiplying the amount of available transmission capacity. However, the expected demand for broadband connectivity has not been realized in many segments of the market. Although applications for additional telecommunications network capacity have been developed, the actual demand for capacity from those applications has not met industry expectations. As a result, this unrealized demand for bandwidth has created significant excess capacity, depressing the market for communications services. There has been an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings and business failures, which have contributed to the financial distress that many companies in the telecommunications industry are currently experiencing.

The deployment of communications network infrastructure consists of two separate segments:

Long-Haul Networks. Expected demand for transmission capacity was initially focused between metropolitan areas. As a result, long-haul fiber-optic networks were built to function as transport links for vast amounts of traffic between metropolitan locations worldwide. Communications traffic is aggregated at the core of metropolitan networks and transferred onto long-haul networks for transmission to other metropolitan points. These long-haul networks typically terminate at carrier hotels in metropolitan locations, where traffic is routed onto local loop networks. This segment of the market has been subject to the most severe downturn in the industry.

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

Our Solution

We are focused on owning and operating advanced broadband networks that provide superior carrier neutral capacity to service providers in metropolitan areas. We design, install and operate local loop networks to provide wholesale end-to-end broadband connectivity that is scalable, reliable and secure. We also enter into strategic agreements with building owners and managers pursuant to which we manage the communications access and infrastructure in their buildings. The following are key elements of our solution:

Full Range of Services. In our markets, our carrier point facilities, metropolitan transport networks and FiberNet in-building networks, or FINs, offer service providers cost-effective access to complete optical and electrical local loop networks. Our carrier-to-carrier transport services provide fiber-optic connectivity to carriers between and within carrier hotels. Our carrier-to-customer transport services provide fiber-optic transport between carrier points and on-net buildings in which we have deployed our FINs. By offering both of these transport services, we believe that we can meet a service providers’ end-to-end connectivity needs.

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

Extensive Network Reach. We have deployed significant network infrastructure in our gateway markets to establish connectivity to an extensive number of service providers, enabling us to exchange traffic between many other carriers. We believe that the reach of our network, particularly our vertical infrastructure in carrier hotels, is a competitive advantage in that our carrier customers are able to interconnect with many other carriers’ networks through a single interconnection with our network.

Network Architecture. In order to provide high quality local loop network services to our customers, we have deployed what we believe to be an advanced optical and electrical local loop network architecture. Features of this network architecture include:

•	the use of optical networking equipment that can transmit data at the speeds up to 10.0 gigabits per second or can provide multiple optical wavelengths for data transmission;

•	dense wave division multiplexing equipment that is capable of increasing the transmission capacities of each fiber-optic strand in our networks;

•	an open architecture that supports new broadband technologies and multiple domestic and international transmission protocols, including SONET, SDH, Ethernet, Frame Relay, ATM and IP, to meet our customers’ evolving demands; and

•	multiple fibers laid in interconnecting circles, or ring architectures, over which traffic can be routed in a different direction or to a different fiber if there is a break in one of the rings, creating networks that are fully redundant and self-healing.

Rapid Provisioning of Services. Our optical local loop network gives us the ability to provision new circuits in as little as eight business days through our centralized network operations center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers’ bandwidth requirements. Our customers can order capacity with minimal lead time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers’ decisions to order our services.

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

Establish our position as a leading provider of connectivity to carrier hotels. We have deployed fiber optic transport infrastructure in eight major carrier hotels in New York City, two major carrier hotels in New Jersey, one major carrier hotel on Long Island, and five major carrier hotels in Los Angeles. By establishing our presence in multiple carrier hotels, we hope to expand the geographic reach of our networks and increase the size of our addressable market. In addition, this presence increases our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

Strengthen and expand upon our relationships with customers. We believe that our local loop end-to-end fiber-optic connectivity is a compelling service offering to our carrier customers. We intend to promote:

•	our carrier-neutral position;

•	our open architecture that supports multiple transmission protocols;

•	our ability to provide services to multiple broadband carriers;

•	our rapid provisioning time;

•	our ability to increase transport capacity rapidly to meet our customers’ needs; and

•	the carrier-class reliability of our networks.

We believe that due to our wholesale strategy we have a broad potential customer base. Our potential customers include ILECs, RBOCs, competitive local exchange carriers, or CLECs, inter-exchange carriers, or IXCs, Internet service providers, or ISPs, application service providers, or ASPs, post telephone & telegraph administrators, or PTTs, and integrated communications providers, or ICPs. We intend to strengthen our relationships with our existing customers and actively market our service offerings to this broad range of customers. As of December 31, 2003, we had 152 customers, including 360networks, AT&T, Bell Nexxia, BellSouth, British Telecom, Entel Chile, Equant, FLAG Telecom, France Telecom, Hanaro Telecom, NTT America, Qwest, SBC Communications, Sprint, SwissFone, T-Systems (formerly Deutsche Telekom), Verizon and WilTel Communications.

Develop the platforms that enable our customers to offer new revenue-generating communications services to their end-users. We believe that as technology continues to develop, there will be potential opportunities for our customers to provide new services. To keep pace with this anticipated demand, we intend to continue to ensure that our network architecture provides the connectivity, scalability, performance and flexibility necessary for the rapid introduction of new services. We regularly test equipment with the intention of adopting new technologies that can be integrated into our networks to improve performance and decrease the cost of operating our network.

Our Services

Our services, which are designed to provide communications transport and colocation within our markets, and communications access management and infrastructure in markets nationwide, include the following:

Transport

Our transport services consist of optical wavelengths and broadband circuits with capacity ranging from 1.5 megabits per second to 10.0 gigabits per second. We offer transport services utilizing different transmission protocols, including the SONET protocol used primarily in North America and the international protocol, SDH. We also provide Ethernet connections from 10.0 megabits per second to one gigabit per second. In certain of our carrier hotel facilities and our on-net and off-net buildings, we provide vertical dark fiber, as well.

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

Network Solutions Transport. In 2003, we initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers and purchase the underlying circuits from other wholesale, telecommunications carriers. With this new initiative, we believe that we can better serve the broader network capacity needs of our customers than we are currently able to on our own networks. We offer network solutions transport in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas.

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

Our primary carrier point facilities in New York City are located in 60 Hudson Street and 111 Eighth Avenue. We have established nine other secondary carrier point facilities in New York City, Long Island and New Jersey, which we have connected to both 60 Hudson Street and 111 Eighth Avenue via our metropolitan transport networks. Our primary carrier point facility in Los Angeles is located at 707 Wilshire Boulevard. We have four secondary carrier point facilities in Los Angeles. By establishing our presence in multiple carrier hotels we increased our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers. Although we currently have no plans to add additional carrier point facilities, we continually monitor and evaluate each of our markets to assess the viability of our existing facilities and to determine if the development of additional facilities is warranted. At our primary sites we offer colocation facilities in addition to transport and interconnection services. In certain of our secondary carrier point facilities, we have colocated in other carriers’ facilities.

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

FiberNet In-Building Networks (FINs)

Our FIN is an advanced central distribution network that we deploy in our on-net buildings and certain carrier hotels in which we have facilities to provide communications transport within the building. We have a team of highly trained and experienced communications professionals and engineers that design and oversee the installation of our FINs. This team performs a thorough analysis of each building that we have targeted, including an assessment of available space to house equipment in the building and install fiber cables in the vertical shafts, or risers, the adequacy of the power supply, and the diversity of fiber-optic entrance conduits from our metropolitan transport network. The standard design specifications for our FINs are then tailored to each building. We are committed to building the most secure, reliable fiber-optic systems that adhere to the highest technical standards in the industry. We strive to provide a system that is flexible and expandable and able to meet the needs of our customers. To date, we have constructed our FINs in 20 commercial office properties in New York and Chicago. We are not currently considering the deployment of additional FINs in office properties.

Our in-building fiber-optic network infrastructure consists of:

Direct and diverse routing to metropolitan transport network. Our metropolitan transport network enters an on-net building at one or two discrete points and interconnects with the FIN in our central equipment room or fiber vault in the basement of the building. Diverse routing and interconnection in the building basement enables the seamless transfer of traffic between the FIN and our high-bandwidth metropolitan transport network. We offer dedicated bandwidth without over-subscription directly between the tenants’ or customers’ premises and our carrier point facilities, so that our customers avoid congestion or a bottleneck, as traffic is transmitted from our FINs to our out-of-building metropolitan transport networks.

Central equipment room. We usually lease approximately 100 to 1,500 square feet in the basement of our on-net buildings to establish a central equipment room, where we install and manage communications networking equipment. Certain of our carrier point facilities can be substantially larger, up to 50,000 square feet. Here we connect the FIN to our metropolitan transport network, linking the on-net building to all of our other points of presence. The equipment in this facility aggregates and disseminates traffic to and from the building. The central equipment rooms are built to our carrier point specifications with power supplies and HVAC systems for environment control.

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

Off-net buildings. In buildings that we select as off-net buildings, we enter into license agreements with the owners or managers typically for an initial term of five years, with renewal options of up to 15 years. Once the license agreement has been executed, we enter into agreements with communications service providers, giving them non-exclusive access to provide services in the building. We currently have contracts to manage the communications infrastructure in approximately 60 off-net buildings.

Sales and Marketing Strategy

Sales. We sell network access to other service providers through our direct sales force. Our sales team is comprised of representatives that have significant expertise in, and knowledge of, the wholesale communications market. By using a direct sales strategy, we provide the personal attention and high quality of service that our customers require. To a lesser degree, we also utilize an alternate sales channel of agents to sell our services to certain customers.

Marketing. Our marketing strategy is focused on building relationships with our customers and our real estate partners. We believe that all segments of our customer base benefit from targeted advertising, public relations efforts, promotional materials, event marketing and personal selling techniques. In addition, we have marketing activities directed specifically to each of our constituent markets. These activities include supporting industry organizations, participating in conferences, tradeshows and seminars, preparing personalized presentations and engaging in direct marketing.

Customers

We have a broad target customer base that includes ILECs, RBOCs, CLECs, IXCs, ISPs, ASPs, PTTs and ICPs. Our technologically advanced fiber-optic infrastructure meets the needs not just of small- and medium-sized business end-users, but also large corporate end-users and the global carriers that service them. The flexibility of our network also allows us to interconnect with internationally based customers as well, and we have made significant progress in growing the international segment of our customer base. We enter into contracts with our customers with terms ranging from one month to fifteen years. During the recent downturn in the telecommunications industry, a large number of our customers have experienced significant financial distress. Customers that have filed for bankruptcy include 360networks, Cambrian Communications, Enron Broadband Services, FLAG Telecom, Genuity Solutions, Global Crossing, AboveNet, NorthEast Optical Networks (NEON) and WilTel Communications. In addition, we believe that other customers may file for bankruptcy in the future.

Transport and Colocation Customers

We target service providers seeking cost-effective, flexible, reliable, broadband network connectivity in the local loop. The increase in communications traffic and data intensive applications and the deregulation of the telecommunications industry has resulted an increased number of service providers operating in the local loop market. Many of these providers do not have their own metropolitan networks and rely on us for transport in the local loop. Our customer base also includes providers that have their own local networks, but do not have sufficient bandwidth to meet their customers’ needs or are seeking shorter installation intervals and will benefit from our faster provisioning times. We also generate transport-traffic through agreements with our colocation customers.

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

As of December 31, 2003, our transport and colocation customers included 360networks, AT&T, Bell Nexxia, BellSouth, British Telecom, Callipso, Entel Chile, Equant, FLAG Telecom, France Telecom, Hanaro Telecom, NTT America, PPL Telecom, Qwest, SBC Communications, Sprint, SwissFone, T-Systems (formerly Deutsche Telekom), Verizon and WilTel Communications.

Access Management Customers

Our access management customers include facilities-based providers that want access to our on-net and off-net buildings to provide communications services to tenants in the building. As of December 31, 2003, our access customers included AT&T, Cogent Communications, Con Edison Communications, XO Communications, IntelliSpace, Yipes and QwestLink.

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

Other In-Building Communications Providers. Certain integrated communications providers are deploying their own network infrastructure in commercial office properties in our markets to provide communications services to tenants. These include, but are not limited to, AT&T, MCI and XO Communications. These companies build networks on which they offer retail and wholesale services. Consequently, they could indirectly compete against us by not utilizing our FIN to gain connectivity to tenants in their buildings. We have competed and will continue to compete with some of these companies for in-building communications services and license agreements.

Metropolitan Network Providers. Many of the leading communications companies, including AT&T, MCI, Sprint, Level 3, Qwest and Time Warner Telecom, have constructed or are constructing fiber-optic networks within metropolitan areas. These companies utilize their networks for their own transmission requirements and provide excess network capacity to other carriers. Other communications companies, such as Con Edison Communications, AboveNet, Looking Glass Networks and OnFiber Communications, build metropolitan fiber networks that are leased or sold to other carriers and large corporate users. In addition, these companies could begin to build their own in-building networks. We compete directly and indirectly with these companies in New York City and Los Angeles.

Fixed Wireless Service Providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high-speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized business customers and have business strategies that are similar to ours. These providers include Winstar, Sprint, MCI and XO Communications.

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

On July 31, 2000, we consummated a corporate reorganization in order to acquire Devnet L.L.C. As a result of this reorganization, we became a holding company that directly owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and outstanding membership interests in Devnet L.L.C., a Delaware limited liability company. FiberNet Operations directly owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests in Local Fiber, L.L.C. and FiberNet Equal Access, LLC, both New York limited liability companies. We conduct our primary business operations through our operating subsidiaries, Local Fiber, FiberNet Equal Access and Devnet.

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

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last eight years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934 (“Act”).

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

As a competitive provider of local and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to the contribution to numerous funds to the extent we provide interstate services or obtain numbers for end user customers. These funds include the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 8.7% of gross interstate end-user telecommunications revenues for the second quarter of 2004, and may be higher in subsequent quarters and years. The FCC is reviewing its current universal service assessment, contribution, and recovery rules. Changes to the universal service rules could affect our revenues. FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross interstate end-user telecommunications revenues. Our contribution obligations historically have been minimal because our customer base has been predominately carriers rather than end users and the services local or intrastate. Our contribution obligations could increase should we provide more services to end users.

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

Local Exchange Carrier Regulation. The Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, and imposes additional requirements on ILECs. CLECs compete with the ILECs for local subscribers of telecommunications services. As discussed under our state regulation section, Local Fiber provides local transport services and has obtained authorization as a CLEC to provide telecommunications services in the states of New York, Illinois, New Jersey, and California. However, because of the nature of Local Fiber’s service offerings, not all CLEC obligations will apply to us. As a CLEC, Local Fiber is subject to any requirement imposed by the FCC that is generally applicable to local exchange carriers or LECs. In addition, LEC regulations affect us to the extent that they have a direct effect on our carrier customers.

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

In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. The FCC also initiated a comprehensive review of its pricing regime for network elements in 2003. In March 2004, the DC Circuit vacated much of the FCC’s August 2003 decision and remanded the case back to the FCC for further consideration. Although Local Fiber does not rely solely on network elements purchased from ILECs, the outcome of any appeal or any subsequent FCC action could adversely affect Local Fiber’s ability to obtain the elements of the ILECs’ networks it requires to provide service to its customers. In addition, any changes to the pricing scheme for network elements may affect Local Fiber’s revenues. To the extent our customers buy unbundled network elements from the ILEC, further revisions of the interconnection and local competition provisions of the Act, including access to unbundled network elements or pricing, could affect the growth opportunities for some of our customers and thus demand for our services.

The FCC has also adopted rules regarding how telecommunications carriers compensate each other for the transport and termination of telecommunications traffic. In April 2001, the FCC issued an order limiting the amount of compensation to be paid to terminate some traffic bound for Internet Service Providers (“ISP-bound traffic”) and eliminating compensation for other ISP-bound traffic. On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC’s order back to the FCC for further consideration. In addition, several parties have asked the FCC to reconsider its decision. The FCC has taken no action on either the remand from the federal court or on the petitions for reconsideration. In addition, the FCC is exploring methods to unify intercarrier compensation and access charges, and is considering a bill-and-keep approach ( i.e. , no compensation is paid between carriers) as well as other alternative modifications to the existing intercarrier compensation regimes. Our revenues may be negatively affected by FCC and court decisions on compensation matters.

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

In addition to the numerous decisions to implement the Act, in August 1999, the FCC issued an Order that provided substantial pricing flexibility to ILECs. The pricing flexibility applies primarily to special access and dedicated transport. An appeals court upheld the FCC’s decision. This ruling will ultimately permit ILECs to utilize contract arrangements for the provision of dedicated services similar to the way in which we offer these same types of services. As a result of this pricing flexibility for ILECs, we could face greater competition with respect to the services we provide. The FCC, however, is currently considering the adoption of performance measures and standards for ILEC-provisioned special access services, and thus, the ILECs’ special access services may face greater regulation.

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

As of December 31, 2003, there was no federal legal requirement that owners or managers of privately owned commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, regulations in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi- tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s rules prohibit carriers from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

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

On October 25, 2000, the FCC released an Order promoting competition between telecommunications carriers by regulating access to multiple tenant buildings. The FCC’s decision bars telecommunications carriers from entering into exclusive contracts with commercial building owners in the future. Because Equal Access and Devnet are not “telecommunications carriers,” the FCC’s decision does not apply to them or their dealings with building owners. The FCC’s decision also requires local exchange carriers and other utilities within multiple tenant buildings to provide other telecommunications carriers and cable service providers reasonable and non-discriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility. This requirement will not apply directly to Equal Access or Devnet because they are not telecommunications carriers or utilities. However, this requirement may apply to telecommunications carriers and utilities holding separate access rights to those of Equal Access and Devnet in FiberNet buildings, and it may also apply to Equal Access’ and Devnet’s telecommunications carrier customers. Depending on how these rules are interpreted, these requirements may facilitate our competitors’ entry into buildings in which we offer our services by permitting our competitors to gain access through the separate access rights currently held by local exchange carriers or other utilities in the same buildings. We cannot predict how the FCC’s rules will be interpreted regarding this requirement or what, if any, effect such an interpretation would have on Equal Access or Devnet. The FCC also established procedures to enable building owners to request that the incumbent local exchange carrier move the demarcation point, the point at which the telecommunications network wiring under the incumbent local exchange carrier’s control ends and wiring under building owner/end-user control begins, to the minimum point of entry. The minimum point of entry is defined as either the closest practicable point to where the wiring crosses a property line or the closest practicable point to where the wiring enters a multi-tenant building or buildings. The FCC’s procedures to clarify the demarcation point in multi-tenant buildings do not place an obligation on Equal Access, Devnet or Local Fiber, because none of these entities are incumbent local exchange carriers. However, we cannot predict the FCC’s implementation of its demarcation point procedures or the consequences resulting from a building owner’s decision to locate the demarcation point at the minimum point of entry.

Many parties have petitioned the FCC for reconsideration of its building access order and the FCC is currently considering those requests. In addition, the FCC has also issued a further notice requesting comments on, among other things, whether:

•	the prohibition on exclusive access contracts in commercial buildings should be extended to residential buildings;

•	to apply retroactively the bar on exclusive contracts in commercial or residential buildings;

•	to prevent carriers from obtaining other preferential benefits from building owners, such as exclusive marketing; and

•	the FCC has authority to prevent a local exchange carrier from providing service to a building, if the owner of the building unreasonably prevents competing carriers from gaining access to potential customers located in the building.

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

Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2004.

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

Employees

As of December 31, 2003, we had 66 employees, including 40 in engineering and network operations, 13 in sales and marketing and 13 in finance and administration. During fiscal 2003, we downsized the number of our employees from 75 to 66. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet, of which we are subleasing approximately 5,100 square feet. The term for these premises expires in 2008. We also lease additional office space in Garden City, New York consisting of 3,800 square feet under a lease that expires in 2005. In addition, we have office space in Rochester, New York, our former headquarters, which we are subleasing. Such lease, which consists of 15,000 square feet, expires in 2005. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and at 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 30,039 square feet, both of which expire in 2015. The lease at 111 Eighth Avenue is for 11,912 square feet and expires in 2015. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of our on-net buildings for our central equipment rooms. We currently do not intend to lease additional space in the next 12 months. However, we regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

As of February 2, 2004, we acquired a lease for a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The term of this lease expires in 2016.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Common Stock

On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol “FTGX”. Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol. On May 24, 2002, we received approval from The Nasdaq Stock Market to transfer our listing from the Nasdaq National Market System to the Nasdaq SmallCap Market System

The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nasdaq National Market System and the Nadsdaq SmallCap Market System from January 1, 2002 through December 31, 2003:

	2003		2002
	High	Low	High	Low
Quarter ending March 31	$3.90	$1.50	$11.70	$4.50
Quarter ending June 30	$1.80	$1.00	$6.60	$3.00
Quarter ending September 30	$1.74	$1.03	$4.20	$2.40
Quarter ending December 31	$1.69	$1.12	$5.40	$1.50

As of March 25, 2004, there were 281 holders of record of our common stock and, according to our estimates, approximately 4,100 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

as of December 31, 2003

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	745,186	$31.80	459,541
Equity compensation plans not approved by security holders	198,258	$6.06	—

We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below.

Richard E. Sayers Stock Option Agreement, dated March 22, 1999: provided common stock purchase options to a director, to purchase 8,333 shares at $56.25 per share, with an expiration date of March 22, 2009.

Payables Warrants, dated June 30, 1999: provided common stock purchase warrants to certain creditors in connection with the payment of certain outstanding payables, to purchase an aggregate of 7,733 shares of our common stock at a purchase price of $20.10 and an aggregate of 13,000 shares of common stock at a purchase price of $45.00 per share, all with an expiration date of June 30, 2004.

Settlement Warrants, dated February 28, 2000: provided common stock purchase warrants to certain stockholders in settlement of certain litigation, to purchase an aggregate of 2,546 shares of our common stock at a purchase price of $20.10 per share, with an expiration date of May 7, 2004.

Credit Facility Warrants: on April 11, 2000, we issued common stock warrants to the lenders under our credit facility to purchase an aggregate of 50,461 shares of our common stock, and on July 31, 2000, we issued warrants to purchase 14,166 shares of our common stock, both with an exercise price of $541.86 per share, in connection with our $75.0 million credit facility. On December 18, 2000, we issued an additional 16,820 warrants with an exercise price of $511.86 and re-priced the warrants issued on April 11, 2000 and July 31, 2000 from $541.86 to an exercise price of $511.86, per the terms of our credit facility. On February 9, 2001, we amended this credit facility, increasing it to $105.0 million, and issued warrants to purchase an additional 19,159 shares of our common stock at an exercise price of $240.00 per share. In addition, as part of the amendment of our credit facility all warrants previously issued to our lenders were replaced with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $240.00 per share. On April 27, 2001, we repriced 16,666 warrants to an exercise price of $0.30 per share. On December 7, 2001, in connection with our sale of series J preferred stock, we replaced all warrants previously issued to our lenders to purchase shares of our common stock at an exercise price of $240.00 per share with warrants to purchase an equivalent number of shares of our common stock at an exercise price of $15.00 per share. All warrants issued to our lenders have an expiration date that is five years from their original date of issuance.

Preferred Conversion Warrants, dated December 6, 2001: provided common stock purchase warrants to holders of certain series of our preferred stock in connection with the conversion of those series of preferred stock, to purchase an aggregate of 32,833 shares of our common stock at a purchase price of $16.50 per share, with an expiration date of December 6, 2006.

Settlement Warrants, dated December 20, 2002: provided common stock purchase warrants to a stockholder in settlement of certain litigation matters, to purchase an aggregate of 19,207 shares of our common stock at a purchase price of $0.03 per share, with an expiration date of December 20, 2007.

Settlement Warrants, dated February 28, 2003: provided common stock purchase warrants to a stockholder in settlement of certain litigation matters, to purchase an aggregate of 166,666 shares of our common stock at a purchase price of $3.60 per share, with an expiration date of February 28, 2008.

Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2003, 2002, and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been audited by Deloitte & Touche LLP, independent auditors. The previous periods referred to above were audited by Arthur Andersen LLP, independent public accountants.

CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Revenues	$—	$13,117	$31,195	$25,334	$26,604
Operating expenses:
Cost of services (exclusive of items shown separately below)	—	5,388	13,801	7,537	8,806
Selling, general and administrative expenses	7,355	27,072	32,917	16,053	16,409
Stock related expense for selling, general and administrative matters	803	8,468	(1,172)	225	222
Non-recurring expenses	4,304	—	—	—	—
Impairment of property, plant and equipment	—	—	51,848	13,175	1,346
Impairment of goodwill	—	—	56,467	—	7,509
Loss on early extinguishments of debt	—	—	7,398	7,859	8,951
Depreciation and amortization	520	7,652	15,319	10,346	8,840

Total operating expenses	12,982	48,580	176,578	55,195	52,083

Loss from operations	(12,982)	(35,463)	(145,383)	(29,861)	(25,479)
Interest income (expense), net	(1,356)	(5,657)	(8,594)	(7,543)	(2,296)
Interest expense from beneficial conversion	(15,870)	—	—	—	—

Net loss	(30,208)	(41,120)	(153,977)	(37,404)	(27,775)
Preferred stock dividends	(757)	(8,113)	(1,080)	(44)	—
Preferred stock—beneficial conversion	(100)	(27,766)	(23,109)	—	—

Net loss applicable to common stockholders	$(31,065)	$(76,999)	$(178,166)	$(37,448)	$(27,775)

Net loss applicable to common stockholders per share: basic and diluted	$(55.47)	$(77.93)	$(130.14)	$(6.09)	$(0.75)
Weighted average common shares outstanding: basic and diluted	560	988	1,369	6,148	37,192

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these selected financial data have been adjusted to reflect the reverse stock split.

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$9,512	$1,582	$3,338	$3,788	$3,488
Other current assets	160	14,990	3,359	3,505	6,876
Property, plant and equipment, net	55,177	126,114	109,837	95,122	86,958
Total assets	77,588	227,165	136,587	113,795	99,618
Long-term liabilities	956	46,559	89,403	30,558	18,330
Total stockholders’ equity	68,252	144,283	24,348	68,598	64,734

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to other telecommunications service providers in major metropolitan areas. We have experienced significant operating losses, net losses and negative cash flows from operating activities. We expect to continue to experience such losses as we continue to operate our business. We also have a limited operating history. Consequently, prospective investors have limited operating history and financial data upon which to evaluate our performance.

The telecommunications industry continues to experience a period of uncertainty and rationalization. Many companies in our industry are in financial distress, and some of our largest customers have filed for bankruptcy. We have been negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Expectations for growth in demand for broadband services have not materialized, resulting in significant excess capacity in existing communications networks. This excess supply of bandwidth and the intense competition among industry participants has produced substantial pressure on the pricing of our services with decreases of up to 50% in recurring monthly charges. In addition, customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts or services that we provide to our customers will be cancelled, and we cannot forecast our ability to replace those cancelled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. Revenues are derived from three general types of services:

•	Transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (FINs). Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building. In 2003, we also initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers. With this new initiative, we believe that we can better serve the broader network capacity needs of our customers than we are currently able to on our own networks.

•	Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them also includes a commitment to use our transport services.

•	Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

Our revenues are generated on a non-recurring and monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2002 and 2003, we continued to experience a trend of entering into shorter term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to- month basis or for a contracted period of only one year.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. The pricing of all of our services have declined significantly over the past year, with transport services experiencing the greatest decreases. We expect our operating results to continue to be negatively impacted by decreases in the prices of our services.

The growth of our revenues is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenues is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly internationally based carriers. However, we believe the number of companies that are potential customers is decreasing, due to the industry rationalization. In addition, we currently do not anticipate expanding our network infrastructure to other carrier point facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

We typically begin our sales cycle by entering into a telecommunications services agreement. This document outlines the operating specifications and commercial standards that are required of us by the customer. Customers can order a specific circuit or colocation space, or, alternatively, they can purchase general availability on our networks or in our facilities by establishing minimum revenue commitments on a recurring basis.

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

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits they are purchasing from us and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2003 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines.

Our colocation services have not experienced the same level of disconnections and price declines as our transport services. The physical constraints of available colocation space in our facilities and our competitors’ facilities have limited the supply imbalance that has developed in the connectivity market. In addition, unlike the fluctuations in demand for bandwidth based upon end-user usage, demand for colocation space is more stable because of the consistent need for a location to locate networking equipment. As a result, prices for colocation have not decreased as much as those of bandwidth, and carriers are less likely to terminate colocation contracts. Contrarily, the growth prospects of our colocation services are not as great as those of our transport services, as we are limited in the amount of colocation space that we can sell without making a significant investment in an additional colocation facility. Our ability to expand the capacity of our transport networks is much greater due to technological advancements in more efficient usage of fiber optics, such as dense wave division multiplexing or DWDM.

Our access management services business has been steadily declining, and we expect it to continue to decline. The demand for access to commercial office properties from carriers has declined precipitously. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Other specific cost of services include maintenance and repair costs, utility costs and license fees. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Our cost of services also include the charges that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services that are not on our networks. As we provide additional, off-net transport services, we will purchase more connectivity from other carriers. Other than our license fees and off-net connectivity charges, our cost of services is generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We have reduced the number of our employees from 75 at the beginning of 2003 to 66 as of December 31, 2003. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses, represent the second largest component of our selling, general and administrative expenses. These fees, which primarily are attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement.

In December 2000, we repriced stock options for certain of our executive officers, resulting in variable plan accounting in accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), from the date of modification. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined, resulting in negative compensation cost being recognized. In accordance with FIN No. 44, illustration 3(g), income (negative expense) has been recognized up to the amount of expense previously recognized in prior periods relating specifically to the modified awards.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairments of fixed assets that we recorded during 2003, 2002 and 2001, depreciation and amortization expense may decrease going forward.

Critical Accounting Policies

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

Revenue Recognition

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. At the beginning of 2002, we had two such reciprocal agreements, but one was terminated during the year. The services provided and obtained through these agreements were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreements are capitalized. All of the costs are expensed as incurred. Reciprocal agreements accounted for $5.2 million, or 17%, of revenues in 2001 and $5.4 million of our cost of services. In 2002, reciprocal agreements accounted for $0.8 million, or 3%, of revenues and $0.8 million of our cost of services. For the year ended December 31, 2003, our only reciprocal agreement accounted for $0.5 million, or 2%, of revenues and $0.5 million of our cost of services.

Allowance for Doubtful Accounts

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

Impairment of Long-Lived Assets

We assess the fair value and recoverability of our long-lived assets, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated undiscounted future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the telecommunications industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to these facilities, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we have recorded an asset impairment of approximately $51.8 million in the fourth quarter of 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million related to assets held for use, and $11.4 million represented assets to be disposed of.

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

During 2002, we recovered approximately $0.3 million from the sale of assets previously written off as impaired. The proceeds were recorded as a recovery of the impairment recorded previously.

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

During 2003, we recovered approximately $0.2 million from the sale of assets previously written off as impaired. The proceeds were recorded as a recovery of impairments previously recorded.

During 2003, the economic environment and the telecommunications industry, in particular, did not rebound as expected. The dramatic change in the operating environment for our industry over the past few years has resulted in significantly less demand and lower prices for our services than we had expected, and we also determined that the recovery in demand and pricing that we anticipated would not occur in the near term. Although we concluded that the prospects for the industry, and our business in particular, were not worse than we had forecasted in 2002, we once again revised our forecasts for revenues at certain facilities, as we concluded that they would not be achieved. In conjunction with our reassessment of certain revenue forecasts, we revised our business plan and conducted reviews of our assets and operations. The revisions to the business plan primarily included further reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity, although not commensurately with revenues and capital expenditures.

We again used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to these facilities, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we have recorded an asset impairment of approximately $1.5 million in the fourth quarter of 2003, based on the amount by which the carrying amount of these assets exceeded their fair value.

Impairment of Goodwill

During 2001, we performed an assessment of the goodwill related to our acquisition of Devnet, LLC, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). Devnet had entered into exclusive license agreements to manage communications access to commercial office properties, and we associated the goodwill resulting from the acquisition primarily to those agreements. We made the determination to perform an assessment based upon significant negative industry and economic trends. In 2001, a change in the business environment resulted in significantly less demand for telecommunications access to commercial office properties, and the number of potential customers seeking these services diminished greatly. Consequently, we revised our forecasted cash flows from Devnet and determined that the decline in the market conditions within this market segment was material and other than temporary. After using an undiscounted cash flow model of the future cash flows forecasted to be generated from business activities in the commercial office properties underlying the license agreements and determining there was an impairment, we used a discounted cash flow model to determine the size of the impairment. As a result, we recorded a charge of $56.5 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Devnet. The charge was based on the amount by which the carrying amount of these assets exceeded their fair value. During 2001, we recorded approximately $3.1 million of amortization of goodwill relating to Devnet.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. During the fourth quarter of 2002, we considered then current information, including an analysis of our market value as a result of our recapitalization, and determined that there is no additional impairment of goodwill. During the fourth quarter of 2003, we performed our annual impairment test and determined that we did have an impairment of goodwill. Accordingly, we recorded a charge of $7.5 million to eliminate our remaining goodwill.

Recognition of Deferred Tax Assets and Liabilities

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

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Revenues. Revenues for the fiscal year ended December 31, 2003 were $26.6 million as compared to $25.3 million for the fiscal year ended December 31, 2002. We increased the number of our customers from 104 at the end of 2002 to 152 at the end of 2003, with the addition of many international carriers to our customer base. We believe that there are greater opportunities to serve foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $18.1 million in transport service revenues in 2003, up from $15.8 million in 2002. Revenues from colocation and other services increased to $6.0 million in 2003 from $5.9 million in 2002, and revenues from communications access management services declined to $2.5 million in 2003 from $3.6 million in 2002.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. Transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. We benefited from growth in transport services from within our existing customer base, as well as through the addition of new customers. Prospectively, we expect that the current trends in our transport services will continue. Colocation revenues grew as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of whom were our customers. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For fiscal year 2003, there were no individual customers that accounted for over 10.0% of our revenues. During 2002, two customers accounted for approximately 24.0% of our revenues. Reciprocal agreements accounted for $0.5 million, or 1.8%, of revenues in 2003, down from $0.8 million, or 3.1%, of revenues in 2002. In 2002, we terminated one of our reciprocal agreements leaving only one agreement in place during 2003.

In July 2002 we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The impact to revenues attributable to these two events was approximately a $2.3 and a $1.4 million reduction in revenues for the years ended December 31, 2003 and 2002, respectively. The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $8.8 million in 2003, compared to $7.5 million in 2002. The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 73% of cost of services in 2003 and increased by only 1% over 2002. However, in the coming year we expect occupancy expenses to increase by 25% to 30% over 2003, as we consolidate the costs of the carrier point facility at 165 Halsey Street in Newark, New Jersey that we acquired in the first quarter of 2004. License fees, which were 17% of cost of services in 2003, increased by over 200% from 2002 because a greater proportion of our revenues were generated in facilities in which our agreements with the building owners mandate these license fees. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, and they are expensed in cost of services as the corresponding services are provided. We expect license fees to represent an equivalent percentage of cost of services, prospectively.

Maintenance and repair costs were 5% of cost of services in 2003, and although these costs decreased by 41% from 2002, they will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges also were 5% of cost of services in 2003. We did not incur these expenses in 2002, as we did not provide this type of transport service. Going forward, these charges will increase commensurately with our growth in off-net transport services.

We negotiated certain non-recurring concessions from vendors in the amount of $0.7 million, which reduced cost of services for the year ended December 31, 2002. These items were expensed in prior periods and included in our cost of services. Reciprocal agreements accounted for $0.5 million of our cost of services for the year ended December 31, 2003 and $0.8 million for the same period in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 were $16.4 million compared to $16.1 million for 2002. Personnel costs represented 60% of selling, general and administrative expenses in 2003 and were unchanged from 2002. Professional fees, which were 16% of selling, general and administrative expenses in 2003, increased by $0.4 million over 2002 due primarily to the legal costs of an arbitration proceeding in which we were the claimant. Also included in selling, general and administrative expenses for 2003 and 2002 were legal settlement expenses of approximately $0.5 million and $0.6 million, respectively, unrelated to the arbitration proceeding. We anticipate selling, general and administrative expenses to increase modestly in 2004 with the general growth of our business.

Stock Related Expense. Stock related expense for 2003 was $0.2 million, compared to $0.2 million for 2002. This non-cash expense relates to the amortization of stock options granted below fair market value and restricted stock granted to our employees.

In December 2000, we repriced stock options for certain of our executive officers, resulting in variable plan accounting in accordance with FIN No. 44, from the date of modification. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined, resulting in negative compensation cost being recognized. In accordance with FIN No. 44, illustration 3(g), income (negative expense) has been recognized up to the amount of expense previously recognized in prior periods relating specifically to the modified awards.

Impairment of property, plant and equipment. In 2003, we recorded an asset impairment of $1.3 million as a result of our revised business plan and forecast of revenues reflecting the continued adverse business environment and industry conditions. Included in this charge in 2003 is a recovery of $0.2 million due to the disposition of equipment that was previously impaired. In 2002, we also recorded an asset impairment of $13.2 million to reflect our business plan and forecast of revenues at that time. Included in this charge in 2002 is a recovery of $0.3 million due to the disposition of equipment that was previously impaired. We also recorded a write-off of property, plant and equipment of $0.7 million in April 2002. We recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to us to abandon these assets, nor do we expect to receive any proceeds or other consideration from the abandonment of these assets. We recorded no other reserves, accruals or other liabilities related to these write-offs.

Impairment of goodwill. In 2003, we recorded a charge for the impairment of goodwill of $7.5 million. This goodwill was originally recorded in connection with our acquisition in 1999 of a minority interest in Local Fiber, LLC held by a third party. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to December 31, 2001 no longer be amortized, but instead be reviewed for recoverability at least on an annual basis. We recorded this impairment of goodwill in accordance with SFAS No. 142. No impairment of goodwill was recorded in 2002.

Loss on early extinguishment of debt. We recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in indebtedness was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 per share and the re-pricing of the exercise price of 3.0 million existing warrants from $3.60 to $0.03 per share. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt. On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, partially offsetting our earlier loss.

In 2002, we recorded a non-cash charge of $5.8 million related to the extinguishment of our subordinated note payable on October 30, 2002, as part of our recapitalization. Also included in 2002 was a charge of $2.1 million incurred for professional fees related to our recapitalization in October 2002.

Depreciation and Amortization. Depreciation and amortization expense for 2003 was $8.8 million, compared to $10.3 million for 2002. This decrease resulted from the impairments of property, plant and equipment that were previously recorded.

Interest Expense, Net. Interest expense, net for 2003 was $2.3 million, compared to $7.5 million in 2002. Interest expense decreased primarily due to the conversion of debt into equity as part of our recapitalization that occurred in October 2002 and January 2003, as well as due to lower effective interest rates on the remaining indebtedness under our credit facility. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates.

Preferred Stock Dividends. For the year ended December 31, 2002, we paid approximately $44,000 in non-cash dividends on our series H preferred stock in the form of additional shares of series H preferred stock, which were convertible into shares of common stock. All outstanding preferred stock was converted into common stock as part of our recapitalization during the fourth quarter of 2002, and as a result there were no preferred stock dividends recorded for the year ended December 31, 2003.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $27.8 million in 2003 compared to a loss of $37.4 million in 2002. The decrease in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Revenues. Revenues for the fiscal year ended December 31, 2002 were $25.3 million as compared to $31.2 million for the fiscal year ended December 31, 2001. During 2002, our number of customers increased from 88 at the beginning of the year to 104 at the end of the year.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $15.8 million in transport services in 2002, down from $19.6 million in 2001. Revenues from colocation and other services increased to $5.9 million in 2002 from $5.5 million in 2001, and revenues from communications access management services declined to $3.6 million in 2002 from $6.1 million in 2001.

The decrease in transport services was primarily the result of the termination of three of our reciprocal agreements and customer service disconnections. These negative trends were partially offset by the provisioning of new services for new and existing customers. Colocation revenues grew as we leased more space in our carrier point facilities to our customers. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of whom were our customers.

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

In July 2002, we negotiated a revised pricing structure with a significant customer for the services that we provided to it, although we previously were not obligated to do so. In addition, this customer subsequently terminated certain services that we were providing. The impact to revenues attributable to these two events was approximately a $1.4 million reduction in revenues for the year ended December 31, 2002. The impact of these events does not put us in a loss position with respect to the remaining services with this customer.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $7.5 million in 2002, compared to $13.8 million in 2001. Occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings, were 84% of our cost of services in 2002, down from 92% in 2001. Cost of services also includes license fees and maintenance and repair costs. License fees were 7% and 4% of cost of services in 2002 and 2001, respectively, and maintenance and repair costs were 9% and 4% of cost of services in 2002 and 2001, respectively. The decrease of $6.3 million was due to a reduction in expenses associated with the elimination of certain of our network facilities and the termination of certain reciprocal agreements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2002 were $16.1 million compared to $32.9 million for 2001. The decrease was a result of our aggressive cost savings initiatives to reduce corporate overhead in line with our outlook for business activity. Cost reductions were realized in nearly all components of selling, general and administrative expenses, including advertising and marketing costs, professional fees and travel and entertainment expenses. The greatest decrease in overhead came in personnel costs, as we reduced headcount from 108 employees at the beginning of 2002 to 75, as of December 31, 2002. Personnel costs, as a percentage of selling, general and administrative expenses, were approximately 62% and 65% in 2002 and 2001, respectively. Included in selling, general and administrative expenses for 2002 was a legal settlement expense of approximately $0.6 million.

Stock Related Expense. Stock related expense for 2002 was $0.2 million, compared to $(1.2) million for 2001. This non-cash expense relates to the granting of stock options to employees. The amount for the prior period reflects a reversal of a previously recorded expense, due to the decline in the price per share of our common stock.

In December 2000, we repriced stock options for certain of our executive officers, resulting in variable plan accounting in accordance with FIN No. 44 from the date of modification. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined, resulting in negative compensation cost being recognized. In accordance with FIN No. 44, illustration 3(g), income (negative expense) has been recognized up to the amount of expense previously recognized in prior periods relating specifically to the modified awards.

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

Impairment of goodwill. In 2001, we recorded a charge for the impairment of goodwill, relating to our acquisition of Devnet, LLC in the amount of $56.5 million. We recorded this write down of goodwill in accordance with SFAS No. 121. No additional impairment of goodwill was recorded in 2002.

Loss on early extinguishment of debt. In 2002, we recorded a non-cash charge of $5.8 million related to the extinguishment of our subordinated note payable on October 30, 2002, as part of our recapitalization. Also included in 2002 was a charge of $2.1 million incurred for professional fees related to our recapitalization in October 2002. In 2001, we recorded a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001.

Depreciation and Amortization . Depreciation and amortization expense for 2002 was $10.3 million, compared to $15.3 million for 2001. This decrease resulted from the impairment of property, plant and equipment that we recorded in 2001 and the adoption of SFAS No. 142, applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to December 31, 2001 no longer be amortized, but instead be reviewed for recoverability annually.

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

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We incurred a loss from operations and a net loss applicable to common stockholders for 2003 of $25.5 million and $27.8 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders of $29.9 million and $37.4 million, respectively, for 2002. During 2003, cash provided by operating activities was $2.2 million, and cash purchases of property, plant and equipment were $2.4 million, compared to cash used to fund operating activities of $4.5 million and $2.5 million of cash purchases of property, plant and equipment for 2002.

For the year ended December 31, 2003 we received $2.2 million in net cash proceeds from financing activities. For the year ended December 31, 2002 we received $7.4 million in net cash proceeds from financing activities. We received these proceeds from financing activities primarily in connection with our recapitalization transactions, which occurred in October 2002 and January 2003.

On October 30, 2002, we completed a series of transactions with the lenders under our credit facility as well as certain investors to undertake the recapitalization of our company. Pursuant to the terms of a common stock purchase agreement dated as of October 30, 2002 by and among us and our lenders under our credit facility, we issued 14,666,666 shares of our common stock to the lenders at a price of $4.50 per share, as prepayment of an aggregate of $66.0 million of outstanding indebtedness under our credit facility. We also issued warrants to purchase 3,666,666 shares of common stock at an exercise price of $3.60 per share with a term of five years to the lenders.

Furthermore, the payment of all accrued interest on borrowings during the period beginning on October 30, 2002 and ending on June 30, 2003 was capitalized and added to the outstanding principal amount of the term loan indebtedness. Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the credit facility. As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness. Subsequently on November 11, 2002, we issued to our lenders in exchange for the remaining $2.0 million of accrued interest 666,666 shares of common stock and warrants to purchase 666,666 shares of common stock at an exercise price of $3.60 per share with a term of five years.

On October 30, 2002, we also entered into a common stock purchase agreement with certain investors, pursuant to which we issued to the investors in a private offering an aggregate of 1,266,666 shares of common stock for a price of $3.00 per share for an aggregate cash consideration of $3.8 million. Pursuant to the terms of this purchase agreement, we also issued to such investors warrants to purchase an additional 1,266,666 shares of common stock at an exercise price of $3.60 per share with a term of five years.

We also consummated certain related transactions on October 30, 2002 and November 11, 2002, whereby we converted $2.5 million of other indebtedness into 2,033,401 shares of common stock and our series H and series J preferred stock, with a combined liquidation preference of $13.7 million, into 5,506,048 shares of common stock.

In total, 21,739,449 shares of common stock and warrants to purchase an aggregate of 4,933,333 shares of common stock were issued on October 30, 2002, as part of these transactions, and a total of 2,400,000 shares of common stock and warrants to purchase an aggregate of 666,666 shares of common stock were issued on November 11, 2002.

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

In connection with the purchase agreement with the investors, we entered into a registration rights agreement, dated as of January 10, 2003, with the investors, which required us to file a resale registration statement with the Securities and Exchange Commission with respect to the registration of all of the shares of common stock issued under the purchase agreement and the shares that the investors purchased from the departing lenders. These shares were included in a registration statement that was declared effective on February 20, 2003.

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

On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, recorded in 2003.

On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The share information discussed above and below has been adjusted to reflect the reverse stock split.

On June 13, 2003, we executed the loan documentation necessary to establish a subordinated credit facility to provide the funding for the purchase of up to $3.0 million of our common stock, under a stock repurchase program. Repurchases could have been made from time to time until December 31, 2003 through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases are subject to the availability of stock, prevailing market conditions, trading price of the stock and our financial performance. The repurchase program did not obligate us to acquire any specific number of shares and could have been discontinued or suspended at any time. Any shares repurchased in the program would have been treated as shares of common stock held in treasury. As of December 31, 2003, there were no outstanding amounts under this subordinated credit facility and no repurchases of common stock had been made. On December 31, 2003, this subordinated credit facility expired and was not renewed.

On June 27, 2003, we commenced our previously approved exchange offer for certain of our outstanding warrants. Holders of certain of our outstanding warrants were given the opportunity to exchange their currently outstanding warrants for shares of our common stock as if the exercise price of their warrants is $0.001 per share if such warrants were exercised in full on a cashless basis. The offer was implemented to, among other things, satisfy certain of our obligations undertaken with respect to our recapitalization transactions, which occurred in October 2002 and January 2003. The offer expired on August 29, 2003. The warrants issued in connection with the recapitalization transactions that we completed in October 2002 and January 2003 did not participate in the offer to exchange. In connection with this offer we exchanged 695,828 warrants for 695,147 shares of common stock.

As of December 31, 2003, we had $22.4 million of indebtedness outstanding under our credit facility and $6.1 million of outstanding letters of credit, which together reflect the total amount available under the credit facility. The weighted average interest rate on our outstanding borrowings under the facility was 4.78% at an applicable borrowing rate of LIBOR+375 basis points. Effective January 1, 2004 our applicable borrowing rate increased to LIBOR+450 basis points. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of December 31, 2003. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent approximately $2.4 million in capital expenditures during 2003, primarily for the implementation of customer orders. Our capital expenditures totaled $2.5 million in 2002. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2004, we expect to invest $3.0 million to $4.0 million in capital expenditures, also primarily for customer order activity. This includes purchasing networking equipment to provision connectivity and constructing extensions of our network to increase capacity and to interconnect with new customers. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the year ended December 31, 2003, holders of warrants exercised warrants for 1.5 million shares of common stock with an exercise price ranging from $0.001 to $0.03 per share. During the year ended December 31, 2003, we granted options to purchase an aggregate of 408,500 shares of common stock to employees with a weighted average exercise price of $1.13 per share.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of our common stock with a fair value of $4.8 million on the closing date and approximately $170,000 in cash. The purchase agreement also includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and have also agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision.

Also on January 30, 2004, in an unrelated transaction, we entered into a common stock purchase agreement with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds of $8.0 million. Pursuant to the terms of the purchase agreements, we also issued to such investors warrants to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share with a term of three and one-half years. In connection with the purchase agreements, we entered into a registration rights agreement with the investors, which requires us to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors.

We utilized a portion of the gross proceeds to permanently repay $2.1 million of term loan indebtedness underlying the credit facility and to cancel $1.1 million of letter of credit by providing cash securing deposits in lieu thereof. We also permanently reduced our availability to issue letters of credit by $0.9 million. In doing so, we satisfied the mandatory automatic reductions of commitments of the credit facility for 2004, as discussed below. By canceling the letters of credit, we also released for general corporate purposes $0.5 million of restricted cash previously held as cash collateral. Furthermore, we temporarily repaid $3.5 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement. As a result of these transactions, we have $16.8 million of outstanding indebtedness and $4.8 million of outstanding letters of credit as of March 15, 2004. In addition, we have $3.5 million of available borrowing capacity and $0.2 million of availability to issue letters of credit under the credit facility, again subject to compliance with the terms of the credit agreement.

In connection with the consummation of both the acquisition and equity financing on January 30, 2004, we entered into certain transactions with the lenders under our credit facility. We executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the Credit Facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 15, 2004 we had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share. All of the repriced warrants were immediately exercised by the lenders.

On February 12, 2004, we provided 200,000 shares of common stock to a stockholder in settlement of certain litigation matters. The price on the date of the grant was $1.61 per share. This settlement was accrued for as of December 31, 2003.

On March 10, 2004, we were notified that we prevailed in an arbitration regarding a breach of contract. We were awarded approximately $2.7 million, which included approximately $0.4 million for the reimbursement of legal fees. As of March 15, 2004, we had not yet received payment of the award.

As of March 15, 2004, we had approximately 51.1 million shares of common stock outstanding, or approximately 58.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

We believe that the completion of the transactions that constituted our recapitalization and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However if actual results vary from the anticipated results of our operating plan, we may not be able to fund our operating and investing activities with internally generated cash flows, and we may require external sources of capital. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. Our credit agreement prohibits us from incurring additional indebtedness. Consequently if we were to require additional capital, we would be limited to issuing additional equity securities, or otherwise obtaining a waiver from our lenders. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, if at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Our obligations and commitments to make future payments under contracts primarily include scheduled reductions in the availability of our credit facility and payments under our operating leases.

The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2003. As discussed above, we have made all mandatory repayments and reductions of indebtedness for 2004 as of March 15, 2004.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2004	2005	2006	2007	2008	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$22,433	$1,795	$8,973	$10,768	$897	$—	$—
Operating Leases(1)	75,948	9,425	7,880	6,692	6,257	6,198	39,496

Total Contractual Obligations	$98,381	$11,220	$16,853	$17,460	$7,154	$6,198	$39,496

(1)	Includes estimated future license fees for carrier hotel facilities.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which we adopted on January 1, 2003. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement did not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002, and were adopted on January 1, 2003. As a result of the adoption of this statement we classified debt extinguishment costs within income from operations and reclassified previously reported debt extinguishments as such.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)” (“EITF No. 94-3”). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 was adopted on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No.150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption did not have a material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted EITF No. 00-21 effective July 1, 2003 and are applying it on a prospective basis. The initial adoption did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements

No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIE”) should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN No. 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN No. 46 is effective for us as of March 31, 2004.

In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our consolidated financial statements.

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

We did not begin to engage in our current business until 1999 and did not begin to offer our services until the first quarter of 2000. Our limited operating history makes the evaluation of our future prospects very difficult. We will encounter risks and difficulties frequently experienced by early stage companies in new and rapidly evolving markets. As an early-stage organization, we are at a competitive disadvantage to larger, more established competitors. We anticipate that this competitive disadvantage may persist for the foreseeable future. If we do not successfully address these risks, our business may suffer.

We have and may continue to experience operating losses, net losses and a cash flow deficit.

We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We have not achieved profitability and expect to continue to incur operating losses and net losses in 2004, and we may not for the foreseeable future. In 2001, we had an operating loss of $145.4 million and a net loss applicable to common stockholders of $178.2 million, and in 2002, we had an operating loss of $29.9 million and a net loss applicable to common stockholders of $37.4 million. In 2003, we had an operating loss of $25.5 million and a net loss applicable to common stockholders of $27.8 million.

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

We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. The entities that compete with us include mobile and fixed wireless service providers, local telephone companies, long distance companies, competitive access providers, competitive local exchange carriers and competitive colocation providers. The numerous companies that compete in our market expose us to severe price competition for our services. We expect competition to intensify in the future. If additional competitors focus on our market opportunity, there may be intensified price competition which could have a material adverse effect on our business. Additionally, we may experience an increased number of service disconnections.

In the communications industry, continued pricing pressure from our competitors and an excess of network capacity continue to cause prices for our services to decline.

In 2003, we experienced decreases in the prices of our services of up to 50% in recurring monthly charges. We anticipate that prices for broadband network services, in general, and for our services, in particular, will continue to decline dramatically over the next several years due primarily to the following:

•	price competition as various service providers continue to sell services at greatly reduced process to absorb significant excess capacity in existing networks and continue to install additional networks that compete with our networks;

•	recent technological advances that permit substantial increases in the transmission capacity and more efficient utilization of both new and existing fiber; and

•	strategic alliances, consolidations or similar transactions that increase customers’ purchasing power.

Many of our customers and vendors are experiencing financial difficulties and have filed or may file for bankruptcy protection.

The recent general economic weakness has severely impacted the telecommunications industry. The expected demand for broadband connectivity has not been realized in many segments of the market. As a result, there has been an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings. Many of our customers and vendors are currently experiencing financial distress, and some of them have filed for bankruptcy protection.

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

In the past, bankruptcy courts have determined that certain of our contracts with our customers constitute executory contracts, and the contracts were rejected. As a result, we received an unsecured claim for damages against the debtors, and all rights and privileges under the contracts were terminated, including payment for services rendered. There can be no assurance that additional customers or vendors will not seek bankruptcy protection and that additional contracts will be terminated.

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

Although we have substantially completed the build-out of our networks, we may selectively expand our networks in the future as market conditions and customer demand dictate. In addition, we may have to expand or adapt our networks to respond to the following:

•	an increasing number of customers;

•	demand for greater network capacity or colocation space;

•	the replacement of inadequate or malfunctioning network elements;

•	changes in our customers’ service requirements; and

•	technological advances.

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

Our revenues continue to be negatively impacted by the general economic environment and by the difficulties that are affecting our industry. We have experienced significant disconnections of services by our customers and decreases in the prices of our services. As a result, we should increase the current volume of traffic on our networks in order to realize anticipated revenues and cash flows. To do so, we must obtain long-term commitments from new large-volume customers, as well as expand our relationships with current customers. This need is more critical as a wholesale carrier because our potential customers are a limited number of service providers. Therefore, it is essential for us to succeed at establishing and expanding customer relationships; otherwise our business will suffer.

If we cannot maintain the scalability, reliability and speed of our network, potential customers will not use our services.

Because of the limited deployment of our services, our ability to manage a substantial amount of traffic on our networks while maintaining superior service is unknown at this time. There is no assurance that our network will be able to maintain current levels of service as the number of our customers and amount of traffic grows. Our failure to maintain such levels of service would significantly reduce customer demand for our services and have a material adverse effect on our business.

Service interruptions on our networks could expose us to liability or cause us to lose customers.

Our operations depend on our ability to prevent or mitigate any damages from power losses, network failures, transmission cable cuts or natural disasters. The failure of any equipment or facility on our networks could result in the interruption of service until we make the necessary repairs or install replacement equipment. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, which would reduce our revenues or increase our expenses and may be exposed to litigation from our customers. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or to have difficulty attracting new ones. Many of our customers’ communications needs are extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our networks. Our networks may also contain undetected design faults and software “bugs” that, despite our testing, may be discovered only after our networks have been completed and are in use.

The occurrence of a natural disaster or act of terrorism in close proximity to our facilities would substantially harm our business.

The substantial majority of our facilities are located within the New York metropolitan area, with the remainder located in Chicago and Los Angeles. In particular, our facilities located at 60 Hudson Street and 111 Eighth Avenue in New York City are critical to our business. Given the concentration of our facilities, the loss of one of our facilities through the occurrence of a natural disaster, fire or flood, or an act of terrorism would have a material adverse effect on our business, results of operations and financial condition. We may not carry sufficient insurance to compensate us for losses caused by such an occurrence, and we may not be able to operate our business after the loss of one of our facilities.

Our failure to manage the growth of our operations could harm our business.

We have rapidly and significantly expanded our operations. We anticipate that further expansion will be required to grow our customer base if we are to be successful in implementing our business strategy. Our future performance depends in part upon our ability to manage our growth effectively. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage our growth effectively, our business will suffer.

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

We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our services. Most notably, we license Preside and MetaSolv TBS. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our services. Although we believe that there are alternative suppliers for the software that we rely upon, it could take a significant period of time to establish relationships with alternative suppliers and integrate their software into our services. The loss of any of our relationships with these suppliers could have a material adverse affect on our business.

We depend on our key personnel, and the loss of their services may adversely affect our business.

We are highly dependent upon the efforts of our senior management team, none of whom currently has an employment agreement with us. The death or departure of any of our key personnel could have a material adverse effect on our business. We have previously announced the intention of Michael S. Liss, our President and Chief Executive Officer, to resign during 2004. There can be no assurance that Mr. Liss’ departure will coincide with the hiring of his replacement or that this transition will not adversely impact our business.

We may become the subject of litigation by our stockholders, which could adversely affect our business.

In addition to claims that may arise in the normal course of our business and financing activities, certain of our stockholders may sue us in an attempt to recover their losses as a result of the decline in our stock price, which has been significant since 2000. The resolution of such a claim would likely be costly and time-consuming. If any or all of such claims cannot be resolved through a negotiated settlement, we could become a party to the resulting litigation. Any litigation, even if we are successful, could result in substantial costs and diversion of resources and management attention. An adverse determination in any litigation could also subject us to significant liability, under the judgment of a court or by default.

We may face competition from various service providers in buildings for which we have exclusive license agreements.

We generally have exclusive license agreements for both our on-net and off-net buildings. Even though our competitors cannot install a central distribution system in any of our buildings covered by an exclusive agreement, they may still compete with us by installing infrastructure designed to directly service one or more specific tenants in the building as requested by such tenants. Consequently, they could indirectly compete against us by not utilizing our in-building networks to gain connectivity to tenants. In addition, incumbent local exchange carriers, or ILECs, and the regional bell operating companies, or RBOCs, currently own pre-existing, copper-based networks in many of our on-net and off-net buildings. These ILECs and RBOCs may be able to upgrade their existing networks to provide advanced broadband services which would place them in direct competition with us. Furthermore, service providers may have pre-existing license agreements in our buildings, which allow these providers to install, and possibly expand, their network infrastructure in our buildings. As a result, we may face competition in some of the buildings for which we have exclusive license agreements.

Alternative technologies pose competitive threats.

In addition to fiber-optic technology, there are other technologies that provide more capacity and speed than traditional copper wire transmission technology, such as digital subscriber lines, or DSL, and wireless technologies, and can be used instead of our networks. Furthermore, these technologies may be improved and other new technologies may be developed that provide more capacity, reliability, scalability and speed than the fiber-optic technology we deploy. The development of new technologies or the significant penetration of alternative technologies into our target markets may reduce the demand for our services and consequently could have a material adverse effect on our business.

We have outstanding debt that may limit our ability to borrow additional money, restrict the use of our cash flows and constrain our business strategy, and we may not be able to meet our debt obligations.

As of February 28, 2004, we had total outstanding debt of $16.8 million, with the availability to borrow an additional $3.5 million. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement (which governs our credit facility) that expose us to certain risks and limitations, including the following:

•	as the interest rate on our debt is variable, if interest rates rise, our debt service payments will increase;

•	principal amortization payments are required to be made quarterly beginning in 2004 and extending through maturity in 2007;

•	we have made affirmative financial covenants that we will breach if our financial results do not meet our expectations; and

•	we have agreed to certain negative covenants that may cause us to make choices regarding the operation of our business that we would not otherwise make.

You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. We cannot assure you that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing. Further, our borrowings under our credit facility are secured by substantially all of our assets, and our obligations under our facility are guaranteed by our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay the completion or expansion of our networks, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations or comply with our covenants, we would be in default under our existing debt agreements, which would accelerate the repayment of our indebtedness. To avoid a default, we may need waivers from third parties, which might not be granted.

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

Regulation of access to office buildings could negatively affect our business. Some states have adopted laws that require that commercial building owners provide non-discriminatory access to communications providers. The FCC has released its decision relating to access to commercial multiple tenant buildings, and legislation was enacted that increases telecommunications access to buildings owned or used by the federal government. Among other decisions, the FCC prohibited telecommunications carriers from entering into exclusive agreements with commercial building owners on a prospective basis, and required utilities, including local exchange carriers, to provide access to other telecommunications carriers and cable service providers. Other building access issues remain to be addressed by the FCC. Depending on how these rules are interpreted, these requirements may facilitate our competitors’ entry into buildings in which we offer our services, which in turn will diminish the value of our access rights and adversely affect our competitive position.

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

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 51.6% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

Anti-takeover provisions could prevent or delay a change of control that stockholders may consider favorable.

Provisions in our certificate of incorporation, our bylaws and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. The authorization of undesignated preferred stock, for example, gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change of control or change in management is delayed or prevented, this premium may not be realized, or the market price of our common stock could decline.

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

Our stock price is likely to be highly volatile.

The trading price of our common stock is highly volatile. Failure to meet market expectations because of quarterly fluctuations in our financial results could cause our stock price to decline. Moreover, factors that are not related to our operating performance could cause our stock price to decline. The stock market has periodically experienced significant price and volume fluctuations that have affected the market prices for securities of technology and communications companies. Consequently, you may experience a decrease in the market value of your common stock, regardless of our operating performance or prospects.

We could issue a substantial number of additional shares of common stock, which could adversely affect the trading price of our common stock.

We have approximately 7.0 million shares of common stock subject to stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of February 28, 2004, we had borrowed $16.8 million under our credit facility, with a current weighted average interest rate of 5.25%.

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

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of FiberNet Telecom Group, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 28, 2002 (except with respect to the matters discussed in Note 17, as to which the date is May 16, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements FiberNet adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, and adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,”.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.	As described in Note 2, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 included (a) agreeing previous reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods relating to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.

2.	As described in Notes 2 these consolidated financial statements have been revised to include the reclassification provisions required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” which was adopted by the Company as of January 1, 2003. Our audit procedures with respect to 2001 included (a) agreeing the reported amount to underlying accounting records obtained from management, and (b) testing the mathematical accuracy of reclassification of gain on early extinguishment of debt to operating expenses.

3.	As described in Note 2, these financial statements have been revised to give effect to the one for 30 reverse stock split on May 12, 2003. Our audit procedures with respect to 2001 included (a) comparing the amounts shown in the earnings per share disclosures for 2001 to the Company’s underlying accounting analysis obtained from management, (b) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued financial statements, and (c) recalculating the additional shares to give effect to the stock split and testing the mathematical accuracy of the underlying analysis.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
MARCH 29, 2004

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

/s/ ARTHUR ANDERSEN LLP
New York, New York
February 28, 2002

(except with respect to the matters discussed in Note 17, as to which the date is May 16, 2002)

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,488	$3,788
Restricted cash	2,337	—
Accounts receivable, net of allowance of $721 and $1,005 at December 31, 2003 and 2002, respectively	3,785	2,765
Prepaid expenses and other	754	740

Total current assets	10,364	7,293
Property, plant and equipment, net	86,958	95,122
Other Assets:
Goodwill	—	7,509
Deferred charges, net of accumulated amortization of $1,402 and $1,405 at December 31, 2003 and 2002, respectively	2,035	3,383
Other assets	261	488

Total other assets	2,296	11,380

TOTAL ASSETS	$99,618	$113,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,598	$4,147
Accrued expenses	5,138	5,608
Deferred revenues	6,023	4,613
Notes payable—current portion	1,795	—
Capital lease obligation—current portion	—	271

Total current liabilities	16,554	14,639
Long-Term Liabilities:
Notes payable, less original issue discount of $2,308 and $4,880 at December 31, 2003 and 2002, respectively	18,330	30,356
Capital lease obligation	—	202

Total liabilities	34,884	45,197
Commitments and contingent liabilities (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 2,000,000,000 shares authorized and 40,540,334 and 26,405,482 shares issued and outstanding at December 31, 2003 and 2002, respectively	41	26
Additional paid-in-capital and other	429,991	401,298
Deferred compensation	(4,797)	—
Accumulated deficit	(360,501)	(332,726)

Total stockholders’ equity	64,734	68,598

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,618	$113,795

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$26,604	$25,334	$31,195
Operating expenses:
Cost of services (exclusive of items shown separately below)	8,806	7,537	13,801
Selling, general and administrative expense excluding stock related expense	16,409	16,053	32,917
Stock related expense for selling, general and administrative matters	222	225	(1,172)
Impairment of property, plant and equipment	1,346	13,175	51,848
Impairment of goodwill	7,509	—	56,467
Loss on early extinguishment of debt	8,951	7,859	7,398
Depreciation and amortization	8,840	10,346	15,319

Total operating expenses	52,083	55,195	176,578

Loss from operations	(25,479)	(29,861)	(145,383)
Interest income	46	28	182
Interest expense	(2,342)	(7,571)	(8,776)

Net loss	(27,775)	(37,404)	(153,977)
Preferred stock dividends	—	(44)	(1,080)
Preferred stock-beneficial conversion	—	—	(23,109)

Net loss applicable to common stockholders	$(27,775)	$(37,448)	$(178,166)

Net loss applicable to common stockholders per share—basic and diluted	$(0.75)	$(6.09)	$(130.14)
Weighted average common shares outstanding—basic and diluted	37,192	6,148	1,369

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital and Other	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	1,605,422	$101,085	1,107,945	$1	$154,854	$—	$(111,658)	$144,282

Direct issuance of common stock, Feb 2001	—	—	214,667	—	24,806	—	—	24,806
Issuance of warrants in connection with bank financing	—	—	—	—	7,148	—	—	7,148
Series D preferred stock dividends	12,123	96	—	—	—	—	—	96
Series E preferred stock dividends	22,802	184	—	—	—	—	—	184
Series F preferred stock dividends	27,445	219	—	—	—	—	—	219
Series H preferred stock dividends	33,959	264	—	—	—	—	—	264
Series I preferred stock dividends	4,885	38	—	—	—	—	—	38
Exercise of options and warrants to purchase common stock	—	—	3,686	—	1	—	—	1
Beneficial conversion on repricing of series H	—	16,254	—	—	—	—	—	16,254
Beneficial conversion on repricing of series I	—	4,766	—	—	—	—	—	4,766
Issuance of warrants in connection with conversions	—	—	—	—	279	—	—	279
Conversion of series C preferred stock	(83,688)	(135)	2,790	—	135	—	—	—
Conversion of series D preferred stock	(334,827)	(6,291)	111,609	—	6,291	—	—	—
Conversion of series E preferred stock	(340,655)	(7,528)	113,552	—	7,528	—	—	—
Conversion of series F preferred stock	(403,647)	(14,093)	134,549	—	14,093	—	—	—
Conversion of series H preferred stock	(373,947)	(63,990)	284,912	1	63,989	—	—	—
Conversion of series I preferred stock	(69,316)	(13,773)	63,375	—	13,773	—	—	—
Issuance of series J preferred stock, net	360	7,094	10,909	—	1,862	—	—	8,956
Subscription receivable on series J preferred stock	—	(5,700)	—	—	—	—	—	(5,700)
Beneficial conversion on series J preferred stock	—	—	—	—	2,091	—	—	2,091
Conversion of series J preferred stock	(4)	(31)	4,427	—	31	—	—	—
Stock compensation to employees	—	—	—	—	(1,172)	—	—	(1,172)
Net loss applicable to common stockholders	—	—	—	—	—	—	(178,166)	(178,166)

Balance at December 31, 2001	100,912	18,459	2,052,421	2	295,709	—	(289,824)	24,346

Issuance of common stock	—	—	1,275,071	1	3,217	—	—	3,218
Issuance of warrants	—	—	—	—	2,165	—	—	2,165
Series H preferred stock dividends	4,022	31	—	—	—	—	—	31
Conversion of series H preferred stock	(104,575)	(17,127)	3,486,048	3	17,124	—	—	—
Conversion of series J preferred stock	(359)	(1,363)	2,103,566	2	1,311	—	—	(50)
Deemed dividend charge on conversion of series J preferred stock	—	—	—	—	5,454	—	(5,454)	—
Exercise of options and warrants to purchase common stock	—	—	102,595	—	—	—	—	—
Stock compensation to employees	—	—	—	—	225	—	—	225
Conversion of note payable—affiliate to common stock	—	—	300,068	—	1,080	—	—	1,080
Forgiveness of note payable—affiliate	—	—	—	—	893	—	—	893
Conversion of notes payable to common stock	—	—	14,666,666	15	52,785	—	—	52,800
Conversion of notes payable to warrants	—	—	—	—	10,691	—	—	10,691
Conversion of subordinated note payable	—	—	1,733,333	2	6,238	—	—	6,240
Conversion of accrued interest to common stock	—	—	666,667	1	2,399	—	—	2,400
Conversion of accrued interest to warrants	—	—	—	—	1,944	—	—	1,944
Legal settlement	—	—	19,047	—	63	—	—	63
Net loss applicable to common stockholders	—	—	—	—	—	—	(37,448)	(37,448)

Balance at December 31, 2002	—	—	26,405,482	26	401,298	—	(332,726)	68,598

Issuance of common stock	—	—	972,222	1	1,190	—	—	1,191
Issuance of warrants	—	—	—	—	3,465	—	—	3,465
Reprice of warrants	—	—	—	—	1,963	—	—	1,963
Exercise of warrants to purchase common stock	—	—	3,798,652	4	(4)	—	—	—
Conversion of notes payable to common stock	—	—	4,617,010	5	16,616	—	—	16,621
Common stock issuance cost	—	—	—	—	(684)	—	—	(684)
Restricted stock grants	—	—	4,710,500	5	5,318	(5,318)	—	5
Legal settlement	—	—	301,568	—	1,128	—	—	1,128
Restricted stock surrendered	—	—	(265,100)	—	(299)	299	—	—
Deferred compensation amortization	—	—	—	—	—	222	—	222
Net loss applicable to common stockholders	—	—	—	—	—	—	(27,775)	(27,775)

Balance at December 31, 2003	—	$—	40,540,334	$41	$429,991	$(4,797)	$(360,501)	$64,734

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss applicable to common stockholders	$(27,775)	$(37,448)	$(178,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,840	10,346	15,319
Preferred stock dividends	—	44	1,080
Preferred stock—beneficial conversion	—	—	23,109
Stock related expense for selling, general and administrative matters	222	225	(1,172)
Impairment of property, plant and equipment	1,544	13,175	51,848
Impairment of goodwill	7,509	—	56,467
Loss on early extinguishments of debt	8,951	7,859	7,398
Non-cash interest expense capitalized on notes payable	663	5,421	—
Other non-cash expenses	977	1,418	4,545
Change in assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(807)	(789)	9,686
Increase (decrease) in accounts payable, accrued expenses, and deferred revenue	2,124	(4,757)	(12,144)

Cash provided by (used in) operating activities	2,248	(4,506)	(22,030)
Cash flows from investing activities:
Capital expenditures	(2,388)	(2,453)	(46,737)
Increase in restricted cash	(2,337)	—	—

Cash used in investing activities	(4,725)	(2,453)	(46,737)
Cash flows from financing activities:
Payments of financing fees	(1,238)	(448)	(2,306)
Proceeds from debt financing	—	2,307	45,000
Proceeds from subordinated note payable	—	2,000	—
Proceeds from issuance of equity securities	3,500	3,800	28,062
Repayment of capital lease obligation	(85)	(250)	(233)

Cash provided from financing activities	2,177	7,409	70,523

Net (decrease) increase in cash and cash equivalents	(300)	450	1,756
Cash and cash equivalents at beginning of year	3,788	3,338	1,582

Cash and cash equivalents at end of year	$3,488	$3,788	$3,338

Supplemental disclosures of cash flow information:
Interest paid	$563	$35	$6,732
Non-cash financing activities:
Conversion of accrued interest into common stock	—	2,000	—
Conversion of accrued interest into notes payable	—	3,522	—
Conversion of notes payable into common stock	13,382	66,000	—
Conversion of subordinated note payable into common stock	—	2,080	—
Conversion of note payable—affiliate into common stock	—	450	—
Conversion of series H preferred stock into common stock	—	17,127	—
Conversion of series J preferred stock into common stock	—	1,363	—

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing wholesale broadband connectivity for data, voice and video transmission on its fiber optic networks in major metropolitan areas. The Company offers an advanced high-bandwidth, fiber-optic solution to support the demand for network capacity in the intra-city market, or local loop. The Company has established its primary operations in the New York and Los Angeles metropolitan areas.

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and all the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

The Company believes that the completion of the transactions that constituted its recapitalization, as discussed in Note 6, significantly enhanced its liquidity and improved its financial position. Under FiberNet’s current operating plan, which reflects the events discussed in Note 16, it does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. However if actual results vary from the anticipated results of its operating plan, it may not be able to fund operating and investing activities with internally generated cash flows, and the Company may require external sources of capital. From time to time, FiberNet may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business or for other strategic purposes. There can be no assurance that the Company will be able to successfully consummate any such financing on acceptable terms, or at all. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Equal Access and Local Fiber and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company has a restricted cash account used as collateral to secure the funding obligations for our outstanding letters of credit, which are in lieu of a cash security deposit for its facilities. See Note 6.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

Computer software	3 Years
Computer equipment	3 Years
Office equipment and fixtures	5 Years
Leasehold improvements	15 Years
Network equipment	10 Years
Network infrastructure	20 Years

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”), and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In 2003, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that changes in circumstances have indicated that asset carrying values were no longer recoverable and that impairment charges were necessary. See Note 4.

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Most of the Company’s services are for a contract period of one year. Revenue is recognized over the service contract period for all general services. If the Company determines that collection of a receivable is not reasonably assured, it defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of its customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

Revenues are derived from three general types of services:

Transport services. FiberNet’s transport services include the offering of broadband circuits on its metropolitan transport networks and FiberNet in-building networks (“FINs”). Over the Company’s metropolitan transport networks, it can provision circuits from one of its carrier point facilities to another carrier point facility or to an on-net building via an interconnection with its FIN in that building. The Company can also provision circuits vertically between floors in a carrier point facility or an on-net building. In 2003, the Company also initiated a new type of transport service offering to provide its customers with circuits on networks that it does not own. The Company intends to sell this connectivity to its customers and purchase the underlying circuits from other wholesale telecommunications carriers.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002 the Company has one reciprocal agreement. As of December 2001 the Company had four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.5 million, $0.8 million and $5.2 million for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 were approximately $0.5 million, $0.8 million and $5.4 million, respectively.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value because they bear interest at a variable rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company determined that there was an impairment as a result of this annual test. See Note 5.

The following table presents the impact of SFAS No. 142 as if it had been in effect for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss applicable to common stockholders	$(27,775)	$(37,448)	$(178,166)
Plus: goodwill amortization	—	—	3,724
Adjusted net loss applicable to common stockholders	$(27,775)	$(37,448)	$(174,442)
Basic and diluted earnings per share:
Net loss applicable to common stockholders	$(0.75)	$(6.09)	$(130.14)
Plus: goodwill amortization	—	—	2.72
Adjusted net loss applicable to common stockholders	$(0.75)	$(6.09)	$(127.42)

The Company performed the annual goodwill asset impairment analysis during the year ended December 31, 2003. Based on the results if this impairment test, and in accordance with SFAS No. 142, the Company recorded an impairment charge of $7.5 million during the year ended December 31, 2003.

The following summarizes the changes in goodwill for the years ended December 31, 2003 and 2002:

Net balance as of December 31, 2001	$7,509
Amortization	—

Net balance as of December 31, 2002	$7,509

Amortization	—
Impairment charges	(7,509)

Net balance as of December 31, 2003	$—

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these financial statements has been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of December 31, 2003, one customer accounted for 12.2% of the Company’s total accounts receivable, and as of December 31, 2002 one customer accounted for 15.2% of the Company’s total accounts receivable.

For the year ended December 31, 2003, there were no individual customers that accounted for more than 10.0% of revenue. For the year ended December 31, 2002, two customers in the aggregate accounted for 24.0% of the Company’s total revenue. For the year ended December 31, 2001, three customers in the aggregate accounted for 53.3% of the Company’s total revenue.

As of December 31, 2003, the Company had an allowance for doubtful accounts of $0.7 million. During the year ended December 31, 2003, the Company did not record any additional bad debt expense, as its evaluation of its outstanding receivables and the credit quality of its customers indicated that recording such expense was not warranted. During the years ended December 31, 2002, and 2001, FiberNet recorded $0.5 million and $0.9 million of bad debt expense, respectively. During the years ended December 31, 2003, 2002, and 2001, FiberNet wrote-off $0.3 million, $1.7 million, and $2.6 million of this allowance, respectively.

Equity Incentive Plan

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123. The resulting expense is charged against operations ratably over the vesting period of the options.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
(Amounts in thousands)	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(27,775)	$(37,448)	$(178,166)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	225	(1,172)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,306)	(5,826)	(2,853)
Pro forma net loss	$(30,081)	$(43,049)	$(182,191)
Net loss per share applicable to common stockholders:
As reported: Basic and diluted	$(0.75)	$(6.09)	$(130.14)
Pro forma: Basic and diluted	$(0.81)	$(7.00)	$(133.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 2003, 2002 and 2002: risk-free interest rates of 4.18%, 3.375% and 4.875%, respectively, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 357%, 113% and 159%, respectively.

On July 30, 2003, the Company issued 4.7 million shares of restricted stock and 0.4 million stock options at an exercise price of $1.13 per share to employees and directors under its Equity Incentive Plan. During 2003, 0.3 million shares were returned to the Company as the result of employee terminations prior to vesting. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on July 30, 2004, subject to the terms and conditions of the Equity Incentive Plan. The Company recorded $5.3 million of deferred compensation for this issuance. In accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized ratably over the ten-year cliff vesting period.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reporting in earnings.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which was adopted by the Company on January 1, 2003. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements, and the Company currently does not have any asset retirement obligations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAF No. 144”). The statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), although it retains the impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”) are superceded by SFAS No. 144, except that the statement preserves the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. FiberNet adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds the provisions of

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002, and were adopted by the Company on January 1, 2003. As a result of the adoption of this statement the Company classified debt extinguishment costs within income from operations and reclassified previously reported debt extinguishments as such.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)” (“EITF No. 94-3”). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 was adopted by the Company on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No.150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis. The Company’s adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIE”) should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN No. 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN No. 46 is effective for the Company as of March 31, 2004.

In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2003	December 31, 2002
Computer software	$200	$200
Computer equipment	256	250
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	113,858	113,725

Total	114,490	114,351
Accumulated depreciation	(27,532)	(19,229)

Property, plant and equipment, net	$86,958	$95,122

Depreciation expense on property, plant and equipment was $8.8 million, $9.6 million and $10.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

4. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company reviews the carrying value of its assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Beginning in 2001 and continuing through 2003, the Company determined that its forecasts for revenues for certain of its facilities would not be achieved due to the significant adverse change in the business climate. The Company further determined that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand and in reduced pricing for its services due to the highly competitive marketplace. The Company believes that the decrease in demand was a result of the significant number of business failures of telecommunications companies that were existing or potential customers, the failure of certain bandwidth-intensive networking applications to develop, and the overall economic recession.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to the facilities discussed above, and used a discounted cash flow model to measure the impairment. As a result of this analysis during 2001, the Company recorded an asset impairment of approximately $51.8 million based on the amount by which the carrying amount of these assets exceeded their fair value. Of this amount, $40.4 million related to assets held for use, and $11.4 million represented assets to be disposed of.

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

The Company has recovered approximately $0.3 million from the sale of assets previously written off as impaired during the year ended December 31, 2002. The proceeds were recorded as a recovery of the impairment previously recorded.

As a result of an update to the forecast and analysis performed in 2002, the Company has recorded an additional asset impairment of approximately $12.7 million in 2002, based on the amount by which the carrying amount of these assets exceeded their fair value. Also during 2002, the Company recorded a write-off of property, plant and equipment of $0.7 million. The Company recorded this write-off of capital assets due to the termination of several property leases and license agreements for network facilities. There was no cost to abandon these assets, nor did the Company expect to receive any proceeds or other consideration from the abandonment of these assets.

During 2003 the Company determined that the negative trends of lower demand and reduced pricing still impacted the industry and the Company’s business in particular. As a result, the Company updated its forecasts, reducing revenues and capital expenditures without commensurate decreases in operating expenses. Utilizing this analysis, the Company again evaluated the carrying value of its assets as of December 31, 2003. The Company recorded an asset impairment of approximately $1.5 million, based on the amount by which the carrying amount of these assets exceeded their fair value. Also during 2003, the Company has recovered approximately $0.2 million from the sale of assets previously written off as impaired. The proceeds were recorded as a recovery of the impairment previously recorded.

5. IMPAIRMENT OF GOODWILL

During 2001, the Company evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill resulting from the Company’s acquisition of Devnet. Pursuant to APB Opinion No. 16, “Business Combinations”, the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. During 2001, the Company reviewed the carrying value of long-lived assets including goodwill and property, plant and equipment

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for impairment whenever events and circumstances indicated the carrying value of an asset would not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

An assessment of the goodwill related to the Devnet acquisition was performed pursuant to SFAS No. 121, due to the negative industry and economic trends affecting certain of the Company’s current operations and expected future revenues, as well as the general decline in the valuations of telecommunications companies. The conclusion of that assessment was that the decline in market conditions within the telecommunications industry was significant and other than temporary.

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

In June 2001, the FASB issued SFAS No. 142 applicable for fiscal years beginning after December 15, 2001, which was adopted by the Company effective January 1, 2002 and requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability annually. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. During the fourth quarter of 2003, the Company performed its annual impairment test and determined that there was an impairment of goodwill. The Company determined it has one reporting unit where its net assets as of December 31, 2003 were in excess of the fair value of equity based on the Company’s market capitalization, which indicated there was an impairment. As such, the Company recorded a charge of $7.5 million as a result of this impairment.

6. NOTES PAYABLE AND NOTE PAYABLE-AFFILIATE

Note Payable-Affiliate

On December 7, 2001 the Company issued a promissory note in the amount of $2.3 million to Nortel Networks Inc., a related party, as consideration for accounts payable previously due and owing for equipment and services. The note bore interest at an annual rate of 14% and was payable in eight monthly installments of approximately $300,000 beginning in January 2002. The Company believes the terms of this transaction were no less favorable than could be received from an independent, third party. During 2002 the Company repaid approximately $1.1 million of the note, and approximately $0.9 million was forgiven and recorded as an additional capital contribution to the Company. On October 30, 2002, the remaining amount of the note was converted into common stock as part of the recapitalization of the Company, discussed below.

Credit Facility

On April 11, 2000, the Company entered into a $75.0 million senior secured credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel. In addition to the initial lenders, First Union National Bank, Bank One Capital Corporation and IBM Credit Corporation were lenders under the Credit Facility. FiberNet used the funds available under the Credit Facility for the acquisition and construction of its network infrastructure and for general corporate purposes. The Credit Facility had a term of four and one-half years, consisting of revolving

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit availability for the first 18 months and a term loan for the remaining three years. The Credit Facility is secured by the Company’s assets, except for the assets pledged in connection with its capital lease obligations, and contains certain restrictive covenants customary for a financing of this type. In connection with the placement of the Credit Facility, the Company issued to the lenders approximately 50,000 warrants to purchase common stock with and exercise price of $541.86 and a term of five years.

On December 18, 2000, the Company issued 16,820 additional warrants to its lending group with an exercise price of $511.86 and an expiration date of April 11, 2005, and repriced the warrants issued on April 11, 2000 from $541.86 to an exercise price of $511.86. The discount is being amortized over the term of the Credit Facility. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model. The transaction was evaluated in accordance with the guidance in EITF Issue 96-19, “Debtor’s Accounts for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The value on December 18, 2000 of the cash flows under the terms of the revised debt instrument as compared to the cash flows under the original debt instrument resulted in a difference that was “not substantially” different. An adjustment was made to the original issue discount, initially recorded in connection with the issuance of the warrants, and to additional paid-in-capital to reflect the new exercise price of those warrants.

On February 9, 2001, the Company amended the Credit Facility to increase the availability thereunder to $105.0 million and to the extend the maturity thereof to six years. In connection with this amended Credit Facility, the Company issued warrants to purchase an additional 15,147 shares of its common stock, with an expiration date of April 11, 2005, at an exercise price of $240.00 per share. In addition, all warrants issued under the original credit agreement were replaced with warrants to purchase an equivalent amount of the Company’s common stock, with an expiration date of April 11, 2005, at an exercise price of $240.00 per share. The transaction was evaluated in accordance with EITF 96-19, and it was determined that a substantial modification of terms had been made. As such, the transaction was accounted for, and reported in the same manner as an extinguishment, and the Company recorded a $7.4 million charge for the loss from extinguishment of debt, representing deferred financing fees and the original issue discount relating to the original Credit Facility.

Also, on April 27, 2001, in connection with a waiver and agreement under our Credit Facility, warrants to purchase 10,000 shares of our common stock at a purchase price of $240.00 per share held by Deutsche Banc Alex Brown were replaced with new warrants to purchase an equivalent amount of our common stock at a purchase price of $0.30 per share.

The Company valued the warrants at each issuance and pricing date using the Black-Scholes valuation model and recorded a debit to original issue discount with a credit to additional paid-in-capital for the warrant’s value.

In connection with the Company’s sale of its series J preferred stock, on December 7, 2001, it entered into an amendment of its Credit Facility with its lenders pursuant to which the lenders consented to the sale of the series J preferred stock and adjusted certain covenants contained in the credit agreement underlying the Credit Facility. Additionally, all warrants outstanding issued to the lenders under the Credit Facility were replaced with warrants with identical terms other than with respect to a reduction of the exercise price to $15.00.

On October 30, 2002, the Company completed a series of transactions with the lenders under its Credit Facility as well as certain investors to undertake the recapitalization of the Company. These transactions are described below.

Pursuant to the terms of a common stock purchase agreement dated as of October 30, 2002 by and among FiberNet and the lenders under the Company’s Credit Facility, FiberNet issued 14,666,666 shares of its common

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock to the lenders with a fair market value of $3.60 per share on the date of issuance, as prepayment of an aggregate of $66.0 million of outstanding indebtedness under the Credit Facility. The Company also issued warrants to purchase 3,666,666 shares of common stock at an exercise price of $3.60 per share with a term of five years to the lenders valued at $10.7 million using the Black-Scholes option pricing model on the date of issuance. These warrants are immediately exercisable and contain standard anti-dilution protection. As of October 30, 2002, the 14,666,666 shares issued to the lenders constituted approximately 61% of the total number of outstanding shares of common stock. Such shares, together with shares issuable upon exercise of the warrants, also constituted approximately 61% of the shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants. Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the Credit Facility. As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness, included above. Subsequently, on November 11, 2002, the Company issued to its lenders in exchange for the remaining $2.0 million of accrued interest 666,666 shares of common stock with a fair market value of $3.60 per share on the date of issuance, and warrants to purchase 666,666 shares of common stock at an exercise price of $3.60 per share with a term of five years valued at $1.9 million using the Black-Scholes option pricing model on the date of issuance. These warrants are immediately exercisable and contain standard anti-dilution protection. The Company evaluated the accounting for this transaction under the guidance of EITF No. 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of Financial Accounting Standards Board Statement No. 15,” FASB No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and EITF No. 96-19 “Debtor’s Accounts for a Modification or Exchange of Debt Instruments.” As a result of the above transaction, the Company deducted the fair value of the consideration given on the date of the transaction from the carrying value of the debt. The Company then determined that the remaining modified debt was not substantially different from the original debt, and accordingly, no extinguishment gain or loss was recognized. The difference resulting from the modification and settlement of debt is being treated as an adjustment to yield and is being amortized as a charge to interest expense over the remaining life of the debt.

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

As part of the seventh amendment, the term loan commitments and revolving loan commitments available under the credit facility were reduced to a total of $40.5 million from a total of $105.0 million. The term loan commitments were reduced to $26.2 million, all of which was drawn and outstanding, and the revolving loan commitments were reduced to $14.4 million. All of the Company’s revolving loan commitments were utilized with drawn, outstanding borrowings of $7.3 million and outstanding letter of credit issued in the amount of $7.1 million. In addition, the effective applicable interest rate on FiberNet’s borrowings was reduced from LIBOR+450 basis points to LIBOR+375 basis points until December 31, 2003. Furthermore, the payment of all accrued interest on borrowings during the period beginning on October 30, 2002 and ending on June 30, 2003 were capitalized and added to the outstanding principal amount of the term loan indebtedness. Other amendments to the Company’s Credit Facility include modifications to the automatic reduction of commitments and to financial covenants. Previously the first automatic reduction in the availability under the credit facility was to have occurred on June 30, 2003. However as amended, the automatic reduction of commitments were rescheduled to begin on a quarterly basis on March 31, 2004. The Company was also subject to amended financial covenants. The Company was now required to comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility) and maximum cumulative capital expenditures. Beginning on December 31, 2003 in addition to those requirements, the Company’s financial covenants also included a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying the Company’s Credit Facility, as amended.

Pursuant to the terms of an investors’ rights agreement entered into on October 30, 2002 by and among FiberNet and its lenders, the Company also agreed to file a resale registration statement with respect to all of the shares issued to its lenders, including shares issuable upon exercise of the warrants. This registration statement also included shares issued in the other recapitalization transactions described below.

On October 30, 2002, the Company also entered into a common stock purchase agreement with certain investors, pursuant to which the Company issued to the investors in a private offering an aggregate of 1,024,593 shares of common stock for a price of $3.00 per share, or an aggregate cash consideration of $3.0 million. Pursuant to the terms of this purchase agreement, the Company also issued to such investors warrants to purchase an additional 1,024,593 shares of common stock at an exercise price of $3.60 per share with a term of five years valued at $1.4 million using the Black-Scholes option pricing model on the date of issuance. These warrants are also immediately exercisable and contain standard anti-dilution protection.

Immediately prior to the private offering of common stock and warrants, FiberNet consummated certain related transactions with the investors. In one such transaction, the Company issued to one of the investors, SDS Merchant Partners, L.P. (“SDS”), 300,068 shares of common stock with a fair market value of $3.60 on the date of issuance, in exchange for the surrender by SDS of a promissory note originally issued on December 7, 2001 by the Company to a related party, which promissory note had been assigned by such related party to SDS immediately prior to such exchange for $150,000 in cash. This exchange was consummated pursuant to the terms of a note exchange agreement dated as of October 30, 2002 by and among the Company and SDS. Such promissory note, at the time of surrender, had an outstanding principal amount of $450,102. In addition, the Company sold 242,074 shares of common stock to SDS in connection with the common stock purchase agreement discussed above, for a price of $3.00 per share, or an aggregate cash consideration of $0.7 million. Pursuant to the terms of this purchase agreement, the Company also issued to SDS, warrants to purchase an additional 242,074 shares of common stock at an exercise price of $3.60 per share with a term of five years valued at $0.7 million using the Black-Scholes option pricing model on the date of issuance. These warrants are also immediately exercisable and contain standard anti-dilution protection.

On November 11, 2002, FiberNet also issued to SDS 1,733,333 shares of common stock with a fair market value of $3.60 on the date of issuance in exchange for the surrender, by SDS, of the promissory note issued by the Company on March 14, 2002 in the initial principal amount of $2.0 million, pursuant to the terms of a note exchange agreement. Such promissory note, at the time of surrender, had outstanding principal and accrued interest of $2.1 million owing thereon. Furthermore, the Company also agreed to include such shares issued to its lenders and SDS on November 11, 2002, within the terms of agreements previously entered into on October 30, 2002, including the registration rights agreement. Other than the inclusion of such additional shares, the terms of such amended and restated agreements are unchanged from those of their respective predecessors. The Company evaluated the accounting for the above transaction in accordance with FASB Technical Bulletin (“FTB”) No. 80-1 “Early Extinguishment of Debt through Exchange for Common or Preferred Stock” (“FTB No. 80-1”). The Company recorded a charge of $5.8 million related to the early extinguishment of debt for the difference between the net carrying amount of both notes that were extinguished and the reacquisition price represented by the total fair market value of the common stock and warrants exchanged in the transaction.

Related to the above transactions, the Company issued an aggregate of 3,486,048 shares of common stock with a fair market value of $3.60 on the date of issuance, to the investors pursuant to the terms of a share exchange

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement dated as of October 30, 2002 by and among the Company and the investors. Such shares were issued upon the conversion of all 104,578 outstanding shares of the Company’s series H convertible preferred stock. Such investors had, immediately prior to such exchange and conversion, acquired these series H preferred shares, along with shares of common stock, from a related party for cash consideration of $735,000. The series H preferred stock had a carrying value of $17.1 million prior to conversion and an aggregate liquidation preference, including accrued dividends thereon, of $10.7 million. The series H preferred stock was converted pursuant to its original terms. During 2001, the Company recorded charges related to the beneficial conversion feature of the preferred instrument which aggregated the total proceeds from the initial issuance This discount on the preferred stock resulting from the beneficial conversion feature was immediately recognized as a dividend to the preferred shareholders on the date of issuance as the series H preferred stock was immediately convertible.

In a third related transaction, the holders of all 303 outstanding shares of the Company’s series J-1 convertible preferred stock surrendered such shares to the Company as a result of an inducement offer by the Company, in exchange for 2,020,000 shares of common stock with a fair market value of $3.60 on the date of issuance. This transaction was effected pursuant to a series J-1 exchange agreement dated as of October 30, 2002 by and among the Company and the series J-1 holders. The series J-1 preferred stock so surrendered had an aggregate liquidation preference of $3.0 million. The Company evaluated this transaction in accordance with EITF D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The Company recorded a charge to net earnings of $5.5 million, which represents the excess of the fair value of the common stock issued in the transaction to the holders of the preferred stock over the fair value of the securities issuable pursuant to the original conversion terms. These shares were also included in the registration rights agreement dated as of October 30, 2002 with these investors.

In total, 21,739,449 shares of common stock and warrants to purchase an aggregate of 4,933,333 shares of common stock were issued on October 30, 2002, as part of these transactions and a total of 2,400,000 shares of common stock and warrants to purchase an aggregate of 666,667 shares of common stock were issued on November 11, 2002.

In connection with the transactions consummated on October 30, 2002 and November 11, 2002, the Company paid a fee of $0.3 million to a financial advisory firm and issued to that firm warrants to purchase an additional 206,667 shares of common stock at an exercise price of $0.03 per share with a term of one year valued at $1 million using the Black-Scholes option pricing model on the date of issuance. In addition, the Company paid professional fees of approximately $2.1 million related to the above transactions. All such charges have been included as a charge to loss on early extinguishment of debt in the accompanying statement of operations for the year ended December 31, 2002.

On January 10, 2003, the Company completed certain transactions with the lenders under its Credit Facility. Pursuant to the terms of three debt exchange agreements between the Company and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., the Company has issued 4,617,010 shares of its common stock to these three lenders at a price of $3.00 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these departing lenders under the Company’s credit agreement.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluated the above transactions under the guidance of FTB No. 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock”. During January 2003, the Company recorded a charge of $9.7 million related to the early extinguishment of debt for the difference between the net carrying amount of debt that was extinguished and the reacquisition price represented by the total fair market value of the common stock issued and the fair market value of the warrants that were repriced and exercised. The fair value given in exchange for $13.4 million in long term debt was 4.6 million shares of common stock with a fair market value of $3.60 per share on the date of issuance, the issuance of 1.9 million warrants with an exercise price of $3.60 per share with terms between one and five years, which $2.3 million of proceeds were allocated to them. In addition, the Company repriced 3.0 million existing warrants from $3.60 to $0.03 valued at $2.0 million using the Black-Scholes option pricing model on the date of issuance. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this portion of principal extinguished represented approximately 38.1% of the outstanding balance, the Company wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in its calculation of loss on early extinguishment of debt. The Company also recorded certain non-recurring expenses incurred in connection with the recapitalization transactions. These expenses included compensation to financial advisors in the form of a cash fee of approximately $0.8 million and the issuance of 0.3 million warrants with an exercise price of $0.03 and with a term of five years valued at $1.2 million using the Black-Scholes option pricing model on the date of issuance.

As of December 31, 2003 and 2002, the outstanding balances under the Credit Facility were $22.4 and $35.2 million, respectively. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an original issue discount of $2.3 million and $4.9 million at December 31, 2003 and 2002, respectively. These discounts represent the fair value of the warrants issued to the lenders in connection with the Credit Facility.

As of December 31, 2003, the weighted average interest rate on its outstanding borrowings under the facility was 4.93%. There were no events of default under its credit agreement. As of December 31, 2003, the Company

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has no additional availability under its credit facility. As of such date, the three remaining lenders under the Company’s credit facility owned approximately 26% of the outstanding shares of the Company’s common stock.

Subordinated Credit Facility

On June 13, 2003, the Company executed the loan documentation necessary to establish a subordinated credit facility to provide the funding for the purchase of up to $3.0 million of the Company’s common stock, under a stock repurchase program. Repurchases could have been made from time to time until December 31, 2003 through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases were subject to the availability of stock, prevailing market conditions, trading price of the stock and the Company’s financial performance. The repurchase program did not obligate the Company to acquire any specific number of shares and could have been discontinued or suspended at any time. Any shares repurchased in the program would have been treated as shares of common stock held in treasury. As of December 31, 2003, there were no outstanding amounts under this subordinated credit facility; no repurchases of common stock had been made; and the facility was terminated.

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2003, 2002 and 2001 was approximately $7.2 million, $7.9 million, and $14.2 million, respectively.

Estimated future minimum notes payable and operating lease payments are as follows (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2004	2005	2006	2007	2008	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$22,433	$1,795	$8,973	$10,768	$897	$—	$—
Operating Leases(1)	75,948	9,425	7,880	6,692	6,257	6,198	39,496

Total Contractual Obligations	$98,381	$11,220	$16,853	$17,460	$7,154	$6,198	$39,496

(1)	Includes estimated future license fees for carrier hotel facilities.

The Company has $6.1 million in outstanding letters of credit as of December 31, 2003 and December 31, 2002.

The Company and its subsidiaries in the normal course of business may become party to any number of judicial, regulatory and administrative proceedings. The Company’s management does not believe that any material liability will be imposed as a result of any of these matters.

On March 17, 2003, the Company entered into an agreement to terminate all of its capital lease obligations for a payment of $85,000. This termination of its capital lease obligations resulted in a gain on early extinguishment of debt of approximately $0.8 million, recorded in the three months ended March 31, 2003. This amount partially offset the loss on early extinguishments of debt, discussed in Note 6.

As of April 1, 2003, FiberNet amended a real estate lease to reduce the rent payments thereunder indefinitely. Upon reaching a revenue threshold, the rent expense will increase by approximately $1.5 million on an annual basis. Due to the uncertainty in forecasting future revenues, the Company does not have a reasonable basis to estimate when the revenue threshold will be reached and has not accrued for a contingent increase in rent as of December 31, 2003.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. STOCK OPTIONS

In December 1999, the Company adopted an employee equity participation program (the “1999 Stock Option Plan”) covering 150,000 shares of common stock of the Company to advance the growth and success of FiberNet by enabling employees, directors and consultants to acquire a proprietary interest in the Company. The Board of Directors administered the 1999 Stock Option Plan. All employees were eligible to receive awards under the 1999 Stock Option Plan, at the Board’s discretion. Options granted pursuant to the 1999 Stock Option Plan (i) are either nonqualified options and/or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) have a term of ten years and (iii) typically vest on an annual basis over three years. The Company’s previous Employee Equity Participation Program was terminated during 1999.

On May 23, 2000, FiberNet’s board of directors approved, and on July 27, 2000 the Company’s stockholders ratified, the adoption of an equity incentive plan (the “Equity Incentive Plan”), which amends and restates the Company’s 1999 Stock Option Plan, covering 333,333 shares of common stock of the Company. On June 5, 2001, the Company’s stockholders ratified an increase in the number of shares available under the Equity Incentive Plan to 421,467. The Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and other performance and non-performance based equity awards, including restricted stock, performance awards, stock appreciation rights, or SARs, and other types of awards based on the Company’s common stock. During the fiscal year ended December 31, 2002, the Company granted approximately 3,699 options under the Equity Incentive Plan, at an average exercise price of approximately $4.61 per share, with a vesting period of up to three years. During the fiscal year ended December 31, 2003, the Company granted approximately 408,500 options under the Equity Incentive Plan, at an average exercise price of approximately $1.13 per share, and the stock options vest in three equal annual installments, commencing on July 30, 2004.

The Company accounts for stock options under APB Opinion No. 25. During the year ended December 31, 1999, the Company granted some stock options to employees with exercise prices below the market price on the date of the grant. Additionally, on December 21, 2000, the Company repriced certain options previously granted to three of its executive officers, resulting in variable plan accounting in accordance with FIN No. 44, from the date of modification. These options were originally granted in 1999 and 2000 at exercise prices of $120.00, $112.5, $180.00 and $279.30 per share, and were repriced at an exercise prices of $30.00 per share and $180.00 per share. The additional intrinsic value was determined on the date of modification using the then market price of the common stock. The additional compensation cost was recognized over the period from the date of modification to the date the awards vest. The additional compensation cost has been adjusted in subsequent periods for changes in the market price. After the awards vested, adjustments to compensation cost for changes in the market price were recognized immediately. In subsequent periods, the market price declined resulting in negative compensation cost being recognized. In accordance with FIN No. 44, expense reduction has been recognized up to the amount of the expense previously recognized in prior periods relating specifically to the modified awards. As such the Company recorded compensation expense to employees of approximately $0.2 million and $(1.2) million for 2002, and 2001, respectively. For the year ended December 31, 2003, there was no expense recorded related to the granting of stock options.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions during the years ended December 31, 2003, 2002 and 2001 involving stock options are summarized as follows:

	2003		2002		2001
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Options outstanding at the beginning of the period	449,108	$81.30	505,095	$90.00	322,571	$192.60
Granted	408,500	1.13	3,699	4.61	255,737	11.95
Exercised	—	—	—	—	(3,448)	118.50
Terminated	(135,894)	92.22	(59,686)	151.20	(69,765)	282.30

Options outstanding at the end of the period	721,714	33.48	449,108	81.30	505,095	90.00

Options exercisable at the end of the period	299,943	77.68	325,468	96.60	261,106	109.20
Weighted average fair value of options granted		$1.13		$10.80		$11.40

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2003	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/2003	Weighted-Average Exercise Price
$0.00-$1.13	380,800	9.6	$1.13	—	$0.00
$1.14-$11.10	160,188	7.9	$9.60	119,931	$9.60
$11.11-$90.00	85,737	5.4	$49.39	85,023	$49.27
$90.01-$605.09	94,989	6.0	$189.06	94,989	$189.06

Total	721,714	8.2	$33.48	299,943	$77.68

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

On July 30, 2003, the Company issued 4.7 million shares of restricted stock to employees and directors under its Equity Incentive Plan. All shares of restricted stock vest on the tenth anniversary of the grant date, commencing on July 30, 2004, subject to the terms and conditions of the Equity Incentive Plan. The Company recorded $5.3 million of deferred compensation for this issuance. During 2003, 0.3 million shares were returned to the Company as the result of employee terminations prior to vesting. As such the Company recorded compensation expense to employees of approximately $0.2 million for 2003. For the years ended December 31, 2002 and 2001, there was no expense recorded related to the granting of restricted stock.

9. STOCK RESERVED FOR FUTURE ISSUANCE

In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance of additional shares of common stock relating to outstanding warrants. As of December 31, 2003, the Company had outstanding warrants exercisable into approximately 5.0 million shares of common stock at exercise prices ranging from $0.03 to $196.80 per share.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2003, the Company commenced its previously approved exchange offer for its outstanding warrants. Holders of certain outstanding warrants were given the opportunity to exchange their currently outstanding warrants for shares of the Company’s common stock as if the exercise price of their warrants is $0.001 per share if such warrants were exercised in full on a cashless basis. The offer was implemented to, among other things, satisfy certain of our obligations undertaken with respect to our recapitalization transactions, which occurred in October 2002 and January 2003. The offer expired on August 29, 2003. The warrants issued in connection with the recapitalization transactions completed in October 2002 and January 2003 did not participate in the offer to exchange. In connection with this offer the Company exchanged 695,828 warrants for 695,147 shares of common stock.

10. PREFERRED STOCK

Series C Voting Preferred Stock

On May 7, 1999 the Company issued approximately 133,000 shares of series C voting preferred stock. Each share was entitled to 117.03 votes to be voted at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the series C voting preferred stock then outstanding, were entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company’s common stock in an amount equal to $1.50 per share. Each holder of each share of series C voting preferred stock had the right to convert such share for one share of common stock at a conversion price of $45.00 per share, subject to adjustment. The holders of the series C voting preferred stock were entitled to share in any dividends declared and paid by the Company to the common stock on a ratable basis. In connection with the issuance of the series C voting preferred stock, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature in the amount of $0.1 million, to reflect the market price of the common stock on the date of issuance.

Series D, E and F Preferred Stock

On November 30, 1999 the Company issued approximately (i) 309,000 shares of series D preferred stock, (ii) 292,000 shares of series E preferred stock and (iii) 346,000 shares of series F preferred stock. The shares of series D, E and F preferred stock were entitled to voting rights at any meeting of shareholders. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, the holders of shares of the series D, E and F preferred stock then outstanding, were entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made in respect of the Company’s common stock an amount equal to $15.00, $15.00 and $30.00 per share, respectively. Each holder of each share of series D, E and F preferred stock had the right to convert such share for ten shares of common stock at conversion prices of $45.00, $45.00 and $90.00 per share, respectively, subject to adjustment. However upon the date of issuance, the effective conversion price of these series of preferred stock ($217.50 per share) was equal to the value of the common stock that was exchanged for each share of preferred stock, and into which the preferred stock is convertible. The holders of the series D, E and F preferred stock were entitled to receive dividends at a rate of 4%, 8% and 8% per annum, respectively. Such dividends were payable semi-annually, and at the option of the Company, in cash or in additional shares of the respective series of series D, E or F preferred stock.

Series G, H and I Preferred Stock

On June 30, 2000, the Company issued and sold 2,000,000 shares of series G preferred stock to Nortel in a private placement for an aggregate purchase price of $20.0 million. Each share of series G preferred stock was convertible into one share of common stock of FiberNet at $300.00 per share, subject to anti-dilution adjustments. In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $14.0 million to reflect the market price of the common stock as of the date of the issuance.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 31, 2000 the Company issued and sold 426,333 shares of series H preferred stock to Nortel in a private placement for an aggregate purchase price consisting of $22.5 million in cash plus the cancellation by Nortel of the 2,000,000 shares of the series G preferred stock, including all accrued and unpaid dividends thereon. Each share of series H preferred stock is convertible into ten shares of common stock at $300.00 per share, subject to anti-dilution adjustments. This amount was reflected on the Company’s balance sheet net of the value of warrants to purchase 14,166 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model. In connection with this transaction, the Company recorded a non-recurring non-cash charge for the beneficial conversion feature in the amount of $12.3 million to reflect the market price of the common stock as of the date of the issuance.

On August 11, 2000 FiberNet issued and sold 62,500 shares of series I preferred stock to Nortel in a private placement for an aggregate purchase price of $7.5 million. Each share of series I preferred stock is convertible into ten shares of common stock at $360.00 per share, subject to anti-dilution adjustments. The Company recorded a beneficial conversion charge of $1.5 million in connection with this issuance. Nortel invested a total of $50.0 million in preferred stock of the Company.

In February 2001, the conversion price of the series H and series I was reduced to $131.25, in accordance with the original terms of the issuance transactions. The certificates of designation of the series H and series I included provisions requiring the conversion prices to be lowered to the per share price at which the Company issues any shares of common stock, subject to certain exceptions, subsequent to the initial issuance of the series H and series I. In February 2001, the Company issued shares of common stock in a directed public offering at a price of $131.25 per share, resulting in the reduction of the conversion price. The Company recorded a beneficial conversion charge of $21.0 million as a result of the reduction of the conversion price.

On December 6, 2001, all of the Company’s outstanding shares of series C, D, E and F preferred stock were converted into shares of the Company’s common stock. In addition, the holder of the Company’s series H and I preferred stock converted all of its series I preferred stock and 373,947 shares, or 79%, of its series H preferred stock into shares of the Company’s common stock. Additionally, in connection with the conversion of the series H and I preferred stock, the conversion price of the remaining 100,000 shares of series H preferred stock was reduced to $39.30. However, as all of the proceeds from the issuances of the series H and series I had been allocated to beneficial conversion features, no additional proceeds were allocated upon the reset of the conversion price of the series H preferred stock to $39.30.

Accordingly, as a result of the conversion of the series C, D, E, F, H and I preferred stock into common stock, the Company issued an aggregate of 688,252 shares of common stock to stockholders who held shares of series C, D, E, F, H and I preferred stock and cancelled an aggregate of 1,534,221 shares of series C, D, E, F, H and I preferred stock. In connection with the conversion of the series C, D, E and F preferred stock, the holders of such preferred stock received, in the aggregate, warrants to purchase 32,833 shares of the Company’s common stock. The Company recorded a non-cash preferred stock dividend of $0.3 million, representing the fair value of the warrants issued, as determined using the Black-Scholes option model. These warrants have an exercise price of $16.50 and an expiration date of 5 years from the date of issuance.

On October 30, 2002, as a result of the recapitalization of the Company all outstanding shares of series H preferred stock were converted into common stock. See Note 6.

Series J Preferred Stock

On December 7, 2001, the Company consummated a directed public offering of 360 shares of a new series of preferred stock, designated series J preferred stock for an aggregate purchase price of $3.6 million, under the

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s existing shelf registration statement. Pursuant to the stock purchase agreement, the Company also issued to the purchasers two series of warrants, series A and B, to purchase up to 340,390 shares of the Company’s common stock having an expiration date five years from the date of issuance and at an exercise price of $9.00 per share, all of which are subject to adjustment in certain circumstances and 150,330 of which, representing the series B warrants, were subject to certain vesting conditions. In addition, subject to certain conditions, the stock purchase agreement included two additional closings for the sale of an additional $5.7 million of the Company’s series J preferred stock to the purchasers. The Company also paid $0.3 million and issued 10,909 shares of its common stock to the placement agent for the sale of the series J preferred stock.

The original terms of the preferred stock provided that the Company may redeem any or all of the currently outstanding shares of series J preferred stock for 150% of the purchase price of such stock. In addition, under certain circumstances, the Company must redeem any outstanding series J preferred stock in exchange for either 100% or 150% of the purchase price, depending upon the event that transpires. Furthermore, subject to certain adjustments, the series J preferred stock was convertible into the number of shares of common stock equal to 90% of the average of the five lowest volume weighted average prices for the Company’s common stock during the 15 trading days immediately prior to the date of conversion, provided that such average price shall not be less than $6.00 nor greater than $15.00 for the series J preferred stock issued at the first closing. Other than with respect to matters directly affecting the rights, preferences and privileges of the series J preferred stock, the terms of the series J preferred stock do not provide voting rights to the holders thereof.

As the purchasers made a firm commitment to participate in the two additional closings totaling $5.7 million, the transaction was accounted for as a subscription receivable from series J preferred stock. The series J preferred stock was reflected in the accompanying balance sheet net of the relative fair value of warrants to purchase 340,390 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model and determined to be $3 million. However, as the value assigned to the warrants is based on the relative fair value of the warrants and the preferred stock, a valuation of $1.8 million was assigned to the warrants, based upon their relative fair value. In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $2.1 million to reflect the market price of the common stock as of the date of the issuance.

On October 30, 2002, as a result of the recapitalization of the Company all outstanding shares of series J Preferred Stock were converted into common stock. The two additional closings of the series J preferred stock were never consummated. See Note 6.

11. RELATED PARTY TRANSACTIONS

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

Pursuant to the terms of a consulting agreement dated June 12, 2003, the Company paid a total of $37,500 in consulting fees to Richard Sayers, who is a member of the Company’s board or directors, during 2003.

The Company capitalized in property, plant and equipment amounts paid for services from Nortel, a shareholder, of approximately $0.8 million, $0.1 million and $7.4 million during 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had approximately $31,000 in accounts payables to Nortel. During 2002, the Company had a note payable to Nortel for approximately $2.3 million. During 2002 the Company repaid approximately $1.1 million of the note, and approximately $0.9 million was forgiven and recorded as an additional capital contribution to the Company. On October 30, 2002, as a result of the recapitalization discussed in Note 6, the remaining portion of this note was converted into common stock.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS 109, “Accounting For Income Taxes.” During 2003, 2002 and 2001 the Company did not record a current or deferred federal income tax provision because the Company had losses for federal income tax purposes and it does not expect to realize the benefits of the net operating tax losses generated in those years.

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2003, 2002 and 2001 follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Computed tax at federal statutory rate	$(9,444)	$(11,075)	$(51,303)
State and local tax, net of federal income tax benefit	(917)	(1,028)	(7,329)
Interest expense from beneficial conversion	—	—	29
Prior year adjustment	29,692	—	—
Other	1,205	9	—
Change in valuation allowance	(20,536)	12,094	58,603

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the three years ended December 31, 2003, 2002, and 2001, consist of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Deferred tax assets/(liabilities):
Deferred expenses	$678	$(645)	$933
Stock options	4,232	4,255	4,359
Depreciation and impairment of property, plant and equipment	(6,165)	5,301	12,163
Goodwill impairment	7,416	28,973	29,319
Net operating loss	65,720	54,400	35,447
Bad debts	269	402	898
Valuation allowance	(72,150)	(92,686)	(83,119)

Net deferred tax asset/(liability)	$—	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

During the tax year ended December 31, 2003 a valuation allowance for the full amount of the net deferred tax asset was recorded. The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Based upon the level of historical taxable income and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $176 million. These tax loss carryforwards begin expiring in 2012. In addition, the tax

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net operating losses are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a Company’s net operating losses after a more than 50 percentage point ownership change occurs, generally, with respect to a company’s stock. It was determined that such an ownership change(s) occurred during the year ended December 31, 2002. The amount of the Company’s net operating losses incurred prior to the ownership change is limited (the “Loss Limitation”) based on the value of the Company on the date of the ownership change. The annual Loss Limitation is uncertain since it is dependent upon the ultimate determination of the value of the Company on the date of ownership change and the implementation of certain tax strategies. It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $500,000 per year.

13. METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

Pursuant to a Private Network Agreement dated as of December 17, 1999 and other related agreements by and between Metromedia Fiber Network Services, Inc. (“MFN”) and the Company (“the Network Agreement”), the Company issued 166,666 common shares at an assumed price of $260.70 per share. As part of the Network Agreement, the Company issued 133,333 shares (of the total 166,666) to acquire an exclusive right of use of dark fiber in multiple markets for a total price of approximately $34.8 million. This amount has been reflected in the accompanying consolidated financial statements as property, plant and equipment. As part of the remaining part of the Network Agreement, the Company issued 33,333 shares (of the total 166,666) to repurchase a 10% membership interest in Local Fiber held by MFN. The transaction was recorded as a purchase business combination. The Company recorded approximately $8.7 million of goodwill in the accompanying consolidated financial statements, which was being amortized over a period of 15 years until the adoption of SFAS No.142, upon which the amortization of goodwill ceased. As of December 31, 2003, the net balance of goodwill of $7.5 million was written off as impaired according to SFAS No.142. See Note 5.

14. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2003(a)	June 30, 2003	September 30, 2003	December 31, 2003(b)
Revenues	$6,377	$6,451	$6,680	$7,097
Loss from operations	(10,551)	(1,447)	(1,570)	(11,911)
Net loss	(11,176)	(1,990)	(2,112)	(12,497)
Net loss applicable to common stockholders	(11,176)	(1,990)	(2,112)	(12,497)
Net loss applicable to common stockholders per share-basic and diluted	$(0.33)	$(0.06)	$(0.05)	$(0.31)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002(c)
Revenues	$7,014	$6,427	$5,875	$6,019
Loss from operations	(2,331)	(2,035)	(2,401)	(23,093)
Net loss	(4,488)	(4,154)	(4,736)	(24,025)
Net loss applicable to common stockholders	(4,516)	(4,157)	(4,749)	(24,025)
Net loss applicable to common stockholders per share-basic and diluted	$(2.18)	$(1.97)	$(2.21)	$(1.33)

(a)	The Company recorded a charge of $9.0 million related to an early extinguishment of debt related to the restructuring of its Credit Facility. See Note 6.
(b)	The Company recorded a $7.5 million charge for the impairment of goodwill. The Company recorded a $1.5 million charge for the impairment of certain long-lived assets. See Note 4.
(c)	The Company recorded a charge of $5.8 million related to an early extinguishment of its note payable. The Company recorded a $12.7 million charge for the impairment of certain long-lived assets. See Note 4.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. LEGAL SETTLEMENT EXPENSE

In December 2002, the Company settled certain outstanding litigation matters in part by issuing approximately 13,333 warrants to purchase common stock at $0.03 per share and by repricing the exercise price of approximately 6,667 of existing warrants to purchase common stock from exercise prices ranging from $15.00 to $45.00 per share to $0.03 per share. All of these warrants have a term of five years.

In February 2003, the Company settled other certain litigation matters by issuing approximately 43,267 shares of common stock, 243,400 warrants to purchase common stock with an exercise price of $0.03 per share and a term of five years, which were exercised immediately, and 166,666 warrants to purchase common stock with an exercise price of $3.60 per share and a term of five years. The Company also repriced 16,667 of existing warrants, which were exercised immediately, to purchase common stock from exercise prices of $15.00 and $20.10 per share to $0.03 per share. These warrants also have a term of five years. FiberNet recorded a $0.6 million expense in selling, general and administration for the period ending December 31, 2002, as a result of the litigation matters settled in December 2002 and February 2003.

In February 2004, the Company settled a threatened litigation matters by issuing 200,000 shares of common stock, and a one-time cash payment of $0.3 million. As a result of the settlement of this outstanding litigation matter, FiberNet recorded a $0.5 million expense in selling, general and administration for the period ending December 31, 2003. A portion of this settlement was covered by insurance, and the Company recorded an outstanding receivable of approximately $0.2 million related to the insurance coverage for this claim.

16. SUBSEQUENT EVENTS

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of the Company’s common stock with a fair value of $4.8 million on the closing date and approximately $170,000 in cash. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of the Company’s common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock of the Company as of the closing date without first receiving stockholder approval. FiberNet has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and has also agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. In connection with the closing of the acquisition, Oskar Brecher, a founder of Gateway Colocation, has been appointed to the board of directors of the Company.

Also on January 30, 2004 in an unrelated transaction, the Company entered into a Common Stock Purchase Agreement (the “Investor Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Investor Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Investor Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, dated as of January 30, 2004, which requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors.

In connection with the consummation of both the acquisition and equity financing described above, the Company entered into certain transactions with the lenders under its Credit Facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the Credit Facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 16, 2004 the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the Credit Facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share. All of the repriced warrants were immediately exercised by the lenders.

On March 10, 2004, the Company was notified that it has prevailed in an arbitration proceeding regarding a breach of contract. The Company was awarded approximately $2.7 million, which included approximately $0.4 million for the reimbursement of legal fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In August 2002, we engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as our independent auditor for 2002. Prior to that date, Arthur Andersen LLP (“Andersen”) had served as our independent public accountants.

The reports by Andersen on our consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen’s report on our consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the filing of our Annual Report on Form 10-K.

During our two most recent fiscal years, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years. In addition, there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors on August 9, 2002.

During 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for 2003 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls. There were no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2003 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2003 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2003 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2003 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2003 fiscal year end.

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

(3) Exhibits

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Reorganization, dated as of June 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

3.12	Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003 (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.2	Form of Warrant to purchase our Common Stock at a purchase price of $0.67 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 15, 2000).

Exhibit No.	Exhibit Name

4.3	Form of Warrant to purchase our Common Stock at a purchase price of $1.50 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.4	Amended and Restated Stockholders Agreement, dated as of January 31, 2001, between us, Signal Equity Partners, L.P. (formerly known as Signal Capital Partners, L.P.), as the Majority in Interest of the Purchasers, and Nortel Networks Inc., amending and restating the Stockholders Agreement dated as of May 7, 1999, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 2, 2001).

4.5	Registration Rights Agreement, dated as of May 7, 1999 by and among us and the stockholders listed therein (incorporated by reference to Exhibit I of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

4.6	Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

4.7	Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex. Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

4.8	Warrant Agreement, dated February 9, 2001, between us and First Chicago Investment Corporation (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 15, 2001).

4.9	First Limited Waiver and Agreement, dated as of February 9, 2001, between us and First Union Investors, Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 15, 2001).

4.10	Form of Warrant Agreement to purchase our Common Stock at a purchase price of $6.56 per share, issued in connection with a public offering on February 1, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 5, 2001).

4.11	Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 7, 2001).

4.12	Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 7, 2001).

4.13	Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.14	Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

4.15	Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.16	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed on November 1, 2002).

Exhibit No.	Exhibit Name

4.17	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed on November 1, 2002).

4.18	First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.19	First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.20	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 12, 2002).

4.21	Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

4.22	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Investor Purchase Agreement, dated as of January 10, 2003 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 13, 2003).

4.23	2003 Equity Incentive Plan (incorporated by reference to Exhibit 1 to our Definitive Information Statement on Schedule 14C, filed on April 17, 2003).

4.24	Registration Rights Agreement, dated as of January 30, 2004, by and among us, Local Fiber, L.L.C. and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 6, 2004).

4.25	Registration Rights Agreement, dated as of January 30, 2004, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 6, 2004).

4.26	Form of Warrant to purchase our Common Stock at a purchase price of $1.75 per share, issued in connection with the Common Stock Purchase Agreement, dated as of January 30, 2004 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 6, 2004).

10.1	Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

10.2	Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15, 1998).

10.3	Securities Purchase Agreement, dated as of May 7, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit A of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

10.4	Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

Exhibit No.	Exhibit Name

10.5	First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

10.6	First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

10.7	First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on October 5, 1999).

10.8	First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

10.9	Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

*10.10	Private Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network Services, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.11	Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.12	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.13	Employment Agreement, dated as of January 18, 2000 between us and Lance L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.14	Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.15	Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.16	Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.17	Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.18	Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

10.19	Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4, 2000).

10.20	Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15, 2000).

Exhibit No.	Exhibit Name

10.21	Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

10.22	Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.23	Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2001).

10.24	Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA) Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 15, 2001).

10.25	Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

10.26	Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

10.27	Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

10.28	Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

10.29	Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

10.30	Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 between Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

10.31	Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15, 2001).

10.32	Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

10.33	Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc. (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15, 2001).

Exhibit No.	Exhibit Name

10.34	Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on February 15, 2001).

10.35	Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on February 15, 2001).

10.36	Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed on February 15, 2001).

10.37	Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15, 2001).

10.38	Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15, 2001).

10.39	Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

10.40	Stock Purchase Agreement, dated as of December 7, 2001, by and among us and the Purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

10.41	Third Amendment, dated as of December 10, 2001, among FiberNet Operations, Inc. Devnet L.L.C. and the lenders identified therein, to the Amended and Restated Credit Agreement, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on March 1, 2002).

10.42	Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 1, 2002).

10.43	Common Stock Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors purchasers therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 1, 2002).

10.44	Seventh Amendment to the Amended and Restated Credit Agreement, dated as of October 30, 2002, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 1, 2002).

10.45	Note Exchange Agreement, dated as of October 30, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on November 1, 2002).

10.46	Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series H Preferred Stock (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on November 1, 2002).

Exhibit No.	Exhibit Name

10.47	Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series J-1 Preferred Stock (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on November 1, 2002).

10.48	Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 12, 2002).

10.49	Eighth Amendment to the Amended and Restated Credit Agreement, dated as of November 11, 2002, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 12, 2002).

10.50	Note Exchange Agreement, dated as of November 11, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 12, 2002).

10.51	Ninth Amendment to the Amended and Restated Credit Agreement, dated as of January 10, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 13, 2003).

10.52	Form of Debt Exchange Agreement, dated as of January 10, 2003, by and among us and certain lenders listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 13, 2003).

10.53	Common Stock Purchase Agreement, dated as of January 10, 2003, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

10.54	Security Agreement, dated as of January 10, 2003, by us in favor of Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 13, 2003).

10.55	Securities Account Control Agreement, dated as of January 10, 2003, among us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on January 13, 2003).

10.56	Agreement of Lease, between Westport Communications, LLC and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

10.57	Amended and Restated Credit Agreement, dated February 9, 2001, among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein, as conformed through the Ninth Amendment of such Credit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 17, 2003).

10.58	Tenth Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 17, 2003).

10.59	Loan Letter Agreement, dated June 13, 2003, by and among us, North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 17, 2003).

Exhibit No.	Exhibit Name

10.60	Amendment of Lease, between Westport Communications, LLC and us, dated as of October 31, 2003 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q, filed on November 12, 2003).

10.61	Asset Purchase Agreement, dated as of December 31, 2003, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 6, 2004).

10.62	Common Stock Purchase Agreement, dated as of January 30, 2004, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 6, 2004).

10.63	Eleventh Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 6, 2004).

10.64	Twelfth Amendment to the Amended and Restated Credit Agreement, dated as of March 26, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein. **

14	Corporate Code of Conduct and Ethics. **

21.1	Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

23.1	Consent of Deloitte & Touche LLP. **

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Section 906 Certification **

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.
**	Filed herewith.

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended December 31, 2003:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP , INC .

By:	/s/ MICHAEL S. LISS
Name:	Michael S. Liss
Title:	Chairman, President and Chief Executive Officer

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. LISS Michael S. Liss	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ JON A. DELUCA Jon A. DeLuca	Senior Vice President-Finance, Chief Financial Officer (Principal Accounting Officer)	March 29, 2004

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	March 29, 2004

/s/ OSKAR BRECHER Oskar Brecher	Director	March 29, 2004

/s/ ROBERT E. LABLANC Robert E. LaBlanc	Director	March 29, 2004

/s/ ROY (TREY ) D. FARMER III Roy (Trey) D. Farmer III	Director	March 29, 2004

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	March 29, 2004

/s/ RICHARD E. SAYERS Richard E. Sayers	Director	March 29, 2004