Form 10-Q
period 2004-03-31
FIBERNET TELECOM GROUP INC\
filed 2004-05-14
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, as of May 7, 2004, was 51,061,872 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

See attached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. Revenues are derived from three general types of services:

•	Transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (“FINs”). Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building. In 2003, we also initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers.

•	Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, that customer also commits to use our transport services.

•	Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

All our revenues are generated on a non-recurring and monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2003 and in 2004, we continued to experience a trend of entering into shorter term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to-month basis or for a contracted period of only one year.

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

We typically begin our sales cycle by entering into a telecommunications services agreement. This agreement outlines the operating specifications and commercial standards that are required of us by the customer. Customers can order a specific circuit or colocation space, or, alternatively, they can purchase general availability on our networks or in our facilities by establishing minimum revenue commitments on a recurring basis.

During the past year, customers have primarily purchased services from us only on an as-needed basis, when their networks requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We have also experienced significant disconnections of services, as customers groom their networks to eliminate excess capacity. This loss of revenues has had a significant negative impact on our financial results and may continue.

Currently our colocation and access services produce less than one-third of our revenues. In the future, we expect this amount to decrease as we generate significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access services.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits they are purchasing from us and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we experienced on a quarterly basis throughout 2003 and continuing through the first quarter of 2004 was a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines.

Our colocation services have not experienced the same level of disconnections and price declines as our transport services. The physical constraints of available colocation space in our facilities and our competitors’ facilities have limited the supply imbalance that has developed in the connectivity market. In addition, unlike the fluctuations in demand for bandwidth based upon end-user usage, demand for colocation space is more stable because of the consistent need for a location to maintain networking equipment. As a result, prices for colocation have not decreased as much as those of bandwidth, and carriers are less likely to terminate colocation contracts. However, the growth prospects of our colocation services are not as great as those of our transport services, as we are limited in the amount of colocation space that we can sell without making a significant investment in an additional colocation facility. Our ability to expand the capacity of our transport networks is much greater due to technological advancements in more efficient usage of fiber optics, such as dense wave division multiplexing or DWDM.

Our access management services business has been steadily declining, and we expect it to continue to decline. The demand for access to commercial office properties from carriers has declined precipitously. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008. As such, we did not extend certain building access licenses with our landlords when they reached their initial term and were up for extension.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Other specific cost of services include maintenance and repair costs, utility costs and license fees. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. The license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Our cost of services also include the charges that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services that are not on our networks. As we provide additional, off-net transport services, we will purchase more connectivity from other carriers. Other than our license fees and off-net connectivity charges, our cost of services is generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We have slightly increased the number of our employees from 66 at the beginning of 2004 to 69 as of March 31, 2004. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses, typically represent the second largest component of our selling, general and administrative expenses. These fees, which primarily are attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under difference assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and goodwill and the recognition of deferred tax assets and liabilities.

Revenue Recognition

We recognize revenues when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly recurring basis, typically one year in length. Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract. We record deferred revenue for the amount of an invoice that has not been recognized as revenue. If we are contractually entitled to invoice the customer for the full value of the contract and the customer had paid such invoice, then deferred revenue is recorded for the full value of the contract at contract inception. If we determine that collection of a receivable is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. All of the costs are expensed as incurred. Reciprocal agreements accounted for $0.1 million, or 1.2%, of revenues for the quarter ended March 31, 2004, and $0.1 million of our cost of services. For the quarter ended March 31, 2003, reciprocal agreements accounted for $0.1 million, or 1.9%, of revenues and $0.1 million of our cost of services.

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

During 2003, the economic environment and the telecommunications industry, in particular, did not rebound as expected. The dramatic change in the operating environment for our industry over the past few years has resulted in significantly less demand and lower prices for our services than we had expected, and we also determined that the recovery in demand and pricing that we anticipated would not occur in the near term. Although we concluded that the prospects for the industry, and our business in particular, were not worse than we had previously forecasted, we revised our forecasts for revenues at the end of 2003 at certain facilities, as we concluded that they would not be achieved. In conjunction with our reassessment of certain revenue forecasts, we revised our business plan and conducted reviews of our assets and operations. The revisions to the business plan primarily included further reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity, although not commensurately with revenues and capital expenditures.

We used an undiscounted forecasted cash flow model to determine if there was an impairment based on the cash flows expected to be generated from the assets related to these facilities, and used a discounted cash flow model to measure the impairment. As a result of this analysis, we recorded an asset impairment of approximately $1.5 million in the fourth quarter of 2003, based on the amount by which the carrying amount of these assets exceeded their fair value.

In addition, during 2003 we recovered approximately $0.2 million from the sale of assets previously written off as impaired. The proceeds were recorded as a recovery of impairments previously recorded.

Impairment of Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. During the fourth quarter of 2003, we performed our annual impairment test and determined that we had an impairment of goodwill. Accordingly, we recorded a charge of $7.5 million to eliminate our remaining goodwill.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation, and we recorded $2.3 million in goodwill as a result of this transaction.

Recognition of Deferred Tax Assets and Liabilities

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets and liabilities.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues for the quarter ended March 31, 2004 were $10.3 million as compared to $6.4 million for the quarter ended March 31, 2003. We increased the number of our customers from 120 at March 31, 2003 to 152 at the end of 2003 and to 181 as of March 31, 2004, with the addition of international carriers to our customer base and of customers from the acquisition of Gateway Colocation, which closed on January 30, 2004. We believe that there are greater opportunities to serve foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

During the quarter ended March 31, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 26.5% of revenue for the quarter. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue in the first quarter ending March 31, 2004 for services previously provided and earned. The payment of the award was received on April 9, 2004.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $5.6 million in transport service revenues for the quarter ended March 31, 2004, up from $4.2 million for the quarter ended March 31, 2003. Revenues from colocation and other services remained $1.5 million for the quarter ended March 31, 2004 compared to $1.5 million for the quarter ended March 31, 2003, and revenues from communications access management services declined to $0.5 million for the quarter ended March 31, 2004 from $0.7 million for the quarter ended March 31, 2003.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. Transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. We benefited from growth in transport services from within our existing customer base, as well as through the addition of new customers. Prospectively, we expect that the current trends in our transport services will continue. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of whom were our customers. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the quarters ended March 31, 2004 and 2003, there were no individual customers that accounted for over 10.0% of our revenues, excluding revenues recognized in connection with the arbitration award. Reciprocal agreements accounted for $0.1 million, or 1.2%, of revenues for the quarter ended March 31, 2004, and remained flat compared to $0.1 million, or 1.9%, of revenues for the quarter ended March 31, 2003.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $3.0 million for the quarter ended March 31, 2004, compared to $2.1 million for the quarter ended March 31, 2003. The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 65.0% of cost of services for the quarter ended March 31, 2004 and increased by approximately 19.2% over the quarter ended March 31, 2003. This was expected, as we consolidated the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 18.3% of cost of services for the quarter ended March 31, 2004, increased by over 105% from the quarter ended March 31, 2003 because a greater proportion of our revenues were generated in facilities in which our agreements with the building owners mandate these license fees. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, and they are expensed in cost of services as the corresponding services are provided. We expect license fees to represent an equivalent percentage of cost of services, prospectively.

Maintenance and repair costs were 2.0% of cost of services for the quarter ended March 31, 2004, and although these costs decreased by 43.2% from the quarter ended March 31, 2003, they will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges also were 14.7% of cost of services the quarter ended March 31, 2004. We did not incur these expenses in the first quarter of 2003, as we did not provide this type of transport service. Going forward, these charges will increase commensurately with our growth in off-net transport services.

Reciprocal agreements accounted for $0.1 million of our cost of services for the quarters ended March 31, 2004 and 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2004 and 2003 were $3.7 million. Personnel costs represented 76.0% of selling, general and administrative expenses for the quarter ended March 31, 2004 compared to 66.5% for the quarter ended March 31, 2003. Professional fees for the quarter ended March 31, 2004, decreased by $0.3 million from the same period in 2003 due primarily to the reimbursement of legal costs in connection with our arbitration proceeding. We recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative matters in 2003. We anticipate selling, general and administrative expenses to increase modestly throughout 2004 with the general growth of our business.

Stock Related Expense. Stock related expense for the quarter ended March 31, 2004 was $0.1 million. This non-cash expense relates to the amortization of restricted stock granted to our employees. There were no stock related expenses recorded for the quarter ended March 31, 2003. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight line basis over the ten-year period.

Loss on early extinguishment of debt, net. We recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in indebtedness was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 per share and the re-pricing of the exercise price of 3.0 million existing warrants from $3.60 to $0.03 per share. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt. On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, partially offsetting our earlier loss.

Depreciation and Amortization. Depreciation and amortization expenses for the quarters ended March 31, 2004 and 2003 were $2.3 million and $2.2 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the quarter ended March 31, 2004 was approximately $7,000, compared to approximately $1,000 for the quarter ended March 31, 2003. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the quarter ended March 31, 2004 was $0.5 million, compared to $0.6 million for the quarter ended March 31, 2003. Interest expense decreased primarily due to the repayment of $5.6 million of principal on our outstanding debt during the quarter ended March 31, 2004. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense will continue to decrease, primarily due to the additional principal repayment of $1.6 million on April 19, 2004.

Net Income (Loss). We reported net income of $0.7 million for the quarter ended March 31, 2004 compared to a net loss of $11.2 million for the quarter ended March 31, 2003. This change is a result of the aforementioned changes in our operations, especially the $2.7 million in revenue recognized in connection with the arbitration award granted during the quarter ended March 31, 2004, and the loss on early extinguishment of debt recorded during the quarter ended March 31, 2003.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had income from operations and net income for the three months ended March 31, 2004 of $1.2 million and $0.7 million, respectively, compared to a loss from operations and a net loss of $10.6 million and $11.2 million, respectively, for the three months ended March 31, 2003. During the three months ended March 31, 2004, cash provided by operating activities was approximately $2,000, and cash purchases of property, plant and equipment were $0.6 million, compared to cash used to fund operating activities of $1.9 million and $0.3 million of cash purchases of property, plant and equipment for the three months ended March 31, 2003.

For the quarter ended March 31, 2004 we received $1.9 million in net cash proceeds from financing activities. For the quarter ended March 31, 2003 we received $2.3 million in net cash proceeds from financing activities. We received these proceeds from financing activities primarily in connection with our recapitalization transaction, which occurred in January 2003, and our private placement of equity securities in January 2004.

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

The payment of all accrued interest on borrowings under our credit facility during the period beginning on October 30, 2002 and ending on June 30, 2003 was capitalized and added to the outstanding principal amount of the term loan indebtedness.

On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, recorded in 2003.

On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The share information discussed herein has been adjusted to reflect the reverse stock split.

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

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of our common stock with a fair value of $4.6 million on the closing date and approximately $170,000 in cash. The purchase agreement also includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We agreed to file and subsequently filed with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision.

Also on January 30, 2004, in an unrelated transaction, we entered into a common stock purchase agreement with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds of $8.0 million. Pursuant to the terms of the purchase agreements, we also issued to such investors warrants to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share with a term of three and one-half years. In connection with the purchase agreements, we entered into a registration rights agreement with the investors, which required us to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors. These shares were included in a registration statement that was declared effective on April 14, 2004.

We utilized a portion of the gross proceeds to permanently repay $2.1 million of term loan indebtedness underlying the credit facility and to cancel $1.1 million of a letter of credit by providing cash securing deposits in lieu thereof. We also permanently reduced our availability to issue letters of credit by $0.9 million. In doing so, we satisfied the mandatory automatic reductions of commitments of the credit facility for 2004, as discussed below. By canceling the letters of credit, $0.5 million of restricted cash previously held as cash collateral was made available for general corporate purposes. Furthermore, we repaid $3.5 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

In connection with the consummation of both the acquisition and equity financing on January 30, 2004, we entered into certain transactions with the lenders under our credit facility. We executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 31, 2004 we had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the re-pricing of warrants had no impact on our financial statements.

On February 12, 2004, we issued 200,000 shares of common stock and paid $0.3 million in cash to a stockholder in settlement of certain litigation matters. The price on the date of the grant was $1.61 per share. This settlement was accrued for as of December 31, 2003.

On March 10, 2004, we were notified that we prevailed in an arbitration regarding a breach of contract. We were awarded approximately $2.7 million. Amounts disputed under this customer contract were not recognized in income in prior periods as the collectability of amounts due under the contract was in doubt. Upon the settlement awarded to us in arbitration and the subsequent collection of our award on April 9, 2004, we recognized the amount as revenue in the first quarter ending March 31, 2004.

As of March 31, 2004, we had $16.8 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $3.5 million of available borrowing capacity and $0.4 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The weighted average interest rate on our outstanding borrowings under the facility was 5.51% at an applicable borrowing rate of LIBOR+450 basis points. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of March 31, 2004. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

On April 13, 2004 we repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement. As a result, we had $15.1 million of indebtedness outstanding under our credit facility, $4.8 million of outstanding letters of credit and $5.1 million of unutilized availability which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

We spent approximately $0.6 million in capital expenditures during the quarter ended March 31, 2004, primarily for the implementation of customer orders. Our capital expenditures totaled $0.3 million for the quarter ended March 31, 2003. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2004, we expect to invest $3.0 million to $4.0 million in capital expenditures, also primarily for customer order activity. This includes purchasing networking equipment to provision connectivity and constructing extensions of our network to increase capacity and to interconnect with new customers. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the quarter ended March 31, 2004, holders of warrants exercised warrants for 0.6 million shares of common stock with an exercise price ranging from $0.001 to $0.03 per share. During the quarter ended March 31, 2004, we granted options to purchase an aggregate of 10,800 shares of common stock to employees with a weighted average exercise price of $1.53 per share. Also during the quarter ended March 31, 2004, we granted of 128,660 shares of restricted stock to employees with a weighted average price of $1.76 per share.

As of May 11, 2004, we had approximately 51.1 million shares of common stock outstanding, or approximately 58.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

We believe that the completion of the transactions that constituted our prior recapitalization in 2002 and 2003 and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However if actual results vary from the anticipated results of our operating plan, we may not be able to fund our operating and investing activities with internally generated cash flows, and we may require external sources of capital. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business. Our credit agreement prohibits us from incurring additional indebtedness. Consequently if we were to require additional capital, we would be limited to issuing additional equity securities, or otherwise obtaining a waiver from our lenders. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, if at all. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 31, 2004, we had borrowed $16.8 million under our credit facility, with a current weighted average interest rate of 5.51%.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of approximately 2.9 million shares of our common stock with a fair market value of $4.6 million on the closing date and approximately $170,000 in cash. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of our common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock as of the closing date without first receiving stockholder approval. We agreed to and subsequently filed with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and has agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. In connection with the closing of the acquisition, Oskar Brecher, a founder of Gateway Colocation, has been appointed to our board of directors.

Also on January 30, 2004 in an unrelated transaction, we entered into a Common Stock Purchase Agreement (the “Investor Purchase Agreement”), with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to us of $8.0 million. Pursuant to the terms of the Investor Purchase Agreement, we also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share.

In connection with the Investor Purchase Agreement, we entered into a Registration Rights Agreement with the investors, dated as of January 30, 2004, which required us to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors. These shares were included in a registration statement that was declared effective on April 14, 2004.

In connection with the consummation of both the acquisition and equity financing described above, we entered into certain transactions with the lenders under our credit facility. We and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 31, 2004 we had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share. All of the repriced warrants were immediately exercised by the lenders.

In February 2004, we settled a litigation matter by issuing 200,000 shares of common stock and paying a one-time cash payment of $0.3 million. This settlement was accrued for as of December 31, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

Exhibit 31.1 – Section 302 Certification of Chief Executive Officer

Exhibit 31.2 – Section 302 Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

(b) The following reports were filed on Form 8-K, during the quarter ended March 31, 2004:

On February 6, 2004, we filed a report under Item 5 regarding our acquisition of Gateway Colocation and our private placement of common stock, both of which occurred on January 30, 2004.

On March 29, 2004, we filed a report under Item 12 regarding the announcement of certain financial results for our fiscal fourth quarter ended December 31, 2003 and our fiscal year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004

FIBERNET TELECOM GROUP , INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$4,388	$3,488
Restricted cash	1,862	2,337
Accounts receivable, net of allowance of $716 and $721 at March 31, 2004 and December 31, 2003, respectively	4,418	3,785
Other receivable	2,719	—
Prepaid expenses and other	485	754

Total current assets	13,872	10,364
Property, plant and equipment, net	87,666	86,958
Other Assets:
Goodwill	2,337	—
Other intangible assets, net of accumulated amortization of $21 and $0 at March 31, 2004 and December 31, 2003, respectively	465	—
Deferred charges, net of accumulated amortization of $1,083 and $1,402 at March 31, 2004 and December 31, 2003, respectively	1,890	2,035
Other assets	1,669	261

Total other assets	6,361	2,296

TOTAL ASSETS	$107,899	$99,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,059	$3,598
Accrued expenses	4,214	5,138
Deferred revenues	7,055	6,023
Notes payable—current portion	1,017	1,795

Total current liabilities	16,345	16,554
Long-Term Liabilities:
Notes payable, less original issue discount of $2,131 and $2,308 at March 31, 2004 and December 31, 2003, respectively	13,697	18,330

Total liabilities	30,042	34,884

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 51,060,872 and 40,540,334 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	51	41
Additional paid-in-capital and other	442,551	429,991
Deferred compensation	(4,896)	(4,797)
Accumulated deficit	(359,849)	(360,501)

Total stockholders’ equity	77,857	64,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,899	$99,618

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2004	2003
Revenues	$10,290	$6,377
Operating expenses:
Cost of services (exclusive of items shown separately below)	2,996	2,051
Selling, general and administrative expense excluding stock related expense	3,717	3,746
Stock related expense for selling, general, and administrative matters	128	—
Loss on early extinguishment of debt, net	—	8,951
Depreciation and amortization	2,279	2,180

Total operating expenses	9,120	16,928

Income (loss) from operations	1,170	(10,551)
Interest income	7	1
Interest expense	(525)	(626)

Net income (loss)	$652	$(11,176)

Net income (loss) per share—basic	$0.01	$(0.33)
Weighted average common shares outstanding—basic	47,618	34,119
Net income (loss) per share—diluted	$0.01	$(0.33)
Weighted average common shares outstanding—diluted	47,644	34,119

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$652	$(11,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,279	2,180
Stock related expense	128	—
Loss on early extinguishment of debt, non-cash portion	—	8,899
Capitalized accrued interest on notes payable	—	299
Decrease (increase) in restricted cash	474	(2,317)
Other non-cash items	251	200
Change in assets and liabilities:
(Increase) decrease in accounts receivable and other receivable	(3,375)	95
Decrease in prepaid expenses	269	402
Increase in other assets	(1,073)	—
Increase (decrease) in accounts payable	495	(713)
Decrease in accrued expenses	(801)	(303)
Increase in deferred revenues	703	513

Cash provided by (used in) operating activities	2	(1,921)

Cash flows from investing activities:
Acquisition of Gateway Colocation	(382)	—
Capital expenditures	(575)	(347)

Cash used in investing activities	(957)	(347)

Cash flows from financing activities:
Payment of financing costs of debt financings	(42)	(352)
Payment of financing costs of equity securities	(520)	(811)
Repayment of notes payable	(5,583)	—
Proceeds from issuance of equity securities	8,000	3,500

Cash provided by financing activities	1,855	2,337

Net increase in cash and cash equivalents	900	69
Cash and cash equivalents at beginning of period	3,488	3,788

Cash and cash equivalents at end of period	$4,388	$3,857

Supplemental disclosures of cash flow information:
Interest paid	$266	$—
Non-cash financing activities:
Conversion of accrued interest into notes payable	$—	$385
Conversion of notes payable into common stock	$—	$13,382
Common stock issued for acquisition of Gateway Colocation	$4,565	$—

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

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster or act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment. The failure of the Company to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance of certain indebtedness for immediate payment.

The Company believes that the completion of the transactions that constituted its recapitalization and its recent equity financing significantly enhanced its liquidity and improved its financial position. Under FiberNet’s current operating plan it does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. However if actual results vary from the anticipated results of its operating plan, it may not be able to fund operating and investing activities with internally generated cash flows, and the Company may require external sources of capital. From time to time, FiberNet may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of its business or for other strategic purposes. There can be no assurance that the Company will be able to successfully consummate any such financing on acceptable terms, or at all. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

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

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company has a restricted cash account used as collateral to secure the funding obligations for a portion of its outstanding letters of credit, which are in lieu of a cash security deposits for real estate leases.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”), and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In 2003, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that changes in circumstances have indicated that asset carrying values were no longer recoverable and therefore, such assets were written down to fair value at that time.

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

As of March 31, 2004 and 2003 the Company has one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and is included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.1 million for the quarters ended March 31, 2004 and 2003. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the quarters ended March 31, 2004 and 2003 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value because they bear interest at a variable rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December.

Other Intangible Assets

Other intangible assets include the value allocated to customer contracts acquired. Other intangible assets are amortized over useful life, which represents the term of the related contracts.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which represents the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted earnings (losses) per share from continuing operations is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data) (unaudited)
Basic EPS from Continuing Operations Computation
Net income (loss):	$652	$(11,176)
Weighted average number of common shares outstanding	47,618	34,119

Basic EPS	$0.01	$(0.33)

Diluted EPS from Continuing Operations Computation
Net income (loss):	$652	$(11,176)

Weighted average number of common shares outstanding	47,618	34,119
Employee stock options	—	—
Warrants	26	—

Total diluted common shares outstanding	47,644	34,119

Diluted EPS	$0.01	$(0.33)

For the three months ended March 31, 2004, 6.6 million shares were excluded from the calculation of diluted EPS because the exercise prices of the underlying securities exceeded the market price of the common stock at the end of the period. For the three months ended March 31, 2003, since the Company incurred net losses, the computation of diluted EPS excludes the effects dilutive securities as their effects on EPS were antidilutive.

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these financial statements has been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of March 31, 2004, one customer accounted for 11.1% of the Company’s total accounts receivable, and as of December 31, 2003, one customer accounted for 12.2% of the Company’s total accounts receivable.

For the three months ended March 31, 2004 and 2003, there were no individual customers that accounted for over 10% of the Company’s total revenue, excluding revenues recognized in connection with the Company’s arbitration award during the three months ended March 31, 2004.

As of March 31, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the three months ended March 31, 2004, the Company wrote off approximately $28,000 in the allowance for doubtful accounts and recovered approximately $24,000 due to the sale of securities received from a former bankrupt customer, and there were no charges to bad debt expense. During the three months ended March 31, 2003, there were no write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2004	2003
Net income (loss), as reported	$652	$(11,176)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(134)	(1,197)

Pro forma net income (loss)	$518	$(12,373)
Net income (loss) per share:
As reported: Basic	$0.01	$(0.33)
As reported: Diluted	$0.01	$(0.33)
Pro forma: Basic	$0.01	$(0.36)
Pro forma: Diluted	$0.01	$(0.36)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in March 31, 2004 and 2003: risk-free interest rates of 4.18%, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 357%.

On July 30, 2003, the Company issued 4.7 million shares of restricted stock and 0.4 million stock options at an exercise price of $1.13 per share to employees and directors under its Equity Incentive Plan. During 2003, 0.3 million shares were returned to the Company as the result of employee terminations prior to vesting. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on July 30, 2004, subject to the terms and conditions of the Equity Incentive Plan. The Company recorded $5.3 million of deferred compensation for this issuance. In accordance with FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized on a straight-line basis over the ten-year cliff vesting period.

During the quarter ended March 31, 2004, the Company granted 128,660 shares of restricted stock to employees with a weighted average price of $1.76 per share and 10,800 stock options with an weighted average exercise price of $1.53 per share.

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

In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2004 (unaudited)	December 31, 2003
Computer software	$205	$$200
Computer equipment	357	256
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	116,696	113,858

Subtotal	117,434	114,490
Accumulated depreciation	(29,768)	(27,532)

Property, plant and equipment, net	$87,666	$86,958

Depreciation expense on property, plant and equipment was $2.3 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively.

4. SIGNIFICANT EVENTS

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was an acquisition of assets treated as a business combination subject to purchase accounting. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of the Company’s common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock of the Company as of the closing date without first receiving stockholder approval. FiberNet agreed to, and subsequently filed with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and has agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. In connection with the closing of the acquisition, Oskar Brecher, a founder of Gateway Colocation, has been appointed to the board of directors of the Company.

In connection with the acquisition, the Company paid $432,000 in cash (including acquisition costs of approximately $262,000), and issued to Gateway Colocation 2.9 million shares of common stock with fair value of approximately $4.6 million on the date issued. The acquisition was accounted for under the purchase method of accounting. The assets acquired were recorded at their estimated fair values as determined by the Company based on information currently available and on current assumptions about future operations. Pro forma financial statements were not presented as the acquisition was not deemed significant.

Also on January 30, 2004 in an unrelated transaction, the Company entered into a Common Stock Purchase Agreement (the “Investor Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Investor Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share. Additionally, the company issued 256,000 shares of common stock to the placement agent.

In connection with the Investor Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, dated as of January 30, 2004, which required the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors. These shares were included in a registration statement that was declared effective on April 14, 2004.

The Company recorded $2.3 million of goodwill as a result of this acquisition. A summary of the allocation of the total transaction consideration is as follows (in thousands):

Total Transaction Consideration	$4,998

Less assets acquired:
Property, plant and equipment	2,370
Other intangible assets	486
Other assets	334
Plus liabilities assumed:
Accrued expenses	198
Deferred revenues	331

Goodwill	$2,337

In connection with the consummation of both the acquisition and equity financing described above, the Company entered into certain transactions with the lenders under its credit facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 31, 2004 the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the re-pricing of warrants had no impact on the Company’s financial statements.

During the quarter ended March 31, 2004, an additional 249,000 warrants were exercised.

In February 2004, the Company settled a litigation matter by issuing 200,000 shares of common stock and paying a one-time cash payment of $0.3 million. This settlement was accounted for as of December 31, 2003.

On March 10, 2004, the Company was notified that it prevailed as the claimant in an arbitration proceeding regarding a breach of contract. FiberNet was awarded approximately $2.7 million in cash, payment of which was received on April 19, 2004. Of the total award, $2.4 million related to payment for services previously provided and earned, and the Company recognized this amount as revenues in the quarter ended March 31, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. The Company has recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003.

Also in connection with this arbitration award, the Company recognized an additional $0.3 million in revenues that were previously deferred. The Company did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

5. SUBSEQUENT EVENTS

On April 13, 2004, the Company repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement. As a result of these transactions, the Company had $15.1 million of outstanding indebtedness and $4.8 million of outstanding letters of credit as of May 10, 2004. In addition, the Company had $5.1 million of available borrowing capacity and $0.4 million of availability to issue letters of credit under the credit facility, again subject to compliance with the terms of the credit agreement.