Form 10-K/A
period 2003-12-31
FIBERNET TELECOM GROUP INC\
filed 2004-07-09
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

As of July 6, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $25,706,033, as computed by reference to the price at which the common stock was last sold on June 30, 2003.

The number of shares outstanding of the registrant’s common stock, as of July 6, 2004, was 51,064,872 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 is being filed in order to reflect the restatement of our consolidated financial statements for the years ending December 31, 2001, December 31, 2002 and December 31, 2003. The effects of the reclassifications and additional disclosure discussed below had no impact on our previously reported revenues, net loss, net loss per share, assets, total liabilities, statements of cash flows, or statements of stockholder’s equity for the years ended December 31, 2001, 2002 and 2003.

This amendment reflects a reclassification of loss from the early extinguishment of debt from operating expenses to other expenses. The reclassification was made based on guidance with respect to the treatment of early extinguishment of debt. This reclassification resulted in a reduction of loss from operations for the years ending 2001, 2002 and 2003.

In addition, this amendment also reflects a reclassification of a portion of deferred revenue from a current liability to a long-term liability. Subsequent to the issuance of our consolidated financial statements, we determined that certain prepayments from customers classified as current deferred revenue were related to long-term contracts and should have been classified as a long-term liability. As a result, we have reclassified that portion of current deferred revenue as a long-term liability. This reclassification resulted in a reduction of current liabilities and a corresponding increase in long-term liabilities of $1.4 million and $0.5 million as of December 31, 2003 and 2002, respectively.

This amendment also contains additional disclosures on income taxes relating to a permanent difference caused by the impairment of non-deductible goodwill and the change in the valuation allowance included in the statutory rate reconciliation contained in Note 12. In 2003, we recorded an adjustment to our gross deferred tax assets and the related valuation allowance. This adjustment had no effect on the consolidated financial statements as we provide a full valuation allowance for all deferred taxes. In the 2001 statutory income tax rate reconciliation, we have provided additional disclosures relating to a difference caused by the impairment of non-deductible goodwill and the change in the valuation allowance. Such amounts had been combined into one line item in the disclosure previously presented. As a result of this additional disclosure, the aforementioned adjustment previously disclosed in 2003 was no longer required.

Finally, certain disclosures previously presented in Note 1 to the consolidated financial statements were moved to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Certain Facts That May Affect Future Results of Operations.”

The following document contains only parts that were affected by the aforementioned restatement. For the full document, please refer to the Form 10-K previously filed in addition to this Form 10-K/A.

PART II

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K/A.

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

The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The previous periods referred to above were audited by Arthur Andersen LLP, independent public accountants.

CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	1999	2000	2001 (restated) (1)	2002 (restated)(1)	2003 (restated)(1)
Statement of Operations Data:
Revenues	$—	$13,117	$31,195	$25,334	$26,604
Operating expenses:
Cost of services (exclusive of items shown separately below)	—	5,388	13,801	7,537	8,806
Selling, general and administrative expenses	7,355	27,072	32,917	16,053	16,409
Stock related expense for selling, general and administrative matters	803	8,468	(1,172)	225	222
Non-recurring expenses	4,304	—	—	—	—
Impairment of property, plant and equipment	—	—	51,848	13,175	1,346
Impairment of goodwill	—	—	56,467	—	7,509
Depreciation and amortization	520	7,652	15,319	10,346	8,840

Total operating expenses	12,982	48,580	169,180	47,336	43,132

Loss from operations	(12,982)	(35,463)	(137,985)	(22,002)	(16,528)
Loss on early extinguishments of debt	—	—	(7,398)	(7,859)	(8,951)
Interest income (expense), net	(1,356)	(5,657)	(8,594)	(7,543)	(2,296)
Interest expense from beneficial conversion	(15,870)	—	—	—	—

Net loss	(30,208)	(41,120)	(153,977)	(37,404)	(27,775)
Preferred stock dividends	(757)	(8,113)	(1,080)	(44)	—
Preferred stock—beneficial conversion	(100)	(27,766)	(23,109)	—	—

Net loss applicable to common stockholders	$(31,065)	$(76,999)	$(178,166)	$(37,448)	$(27,775)

Net loss applicable to common stockholders per share: basic and diluted	$(55.47)	$(77.93)	$(130.14)	$(6.09)	$(0.75)
Weighted average common shares outstanding: basic and diluted	560	988	1,369	6,148	37,192

On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these selected financial data have been adjusted to reflect the reverse stock split.

	As of December 31,
	1999	2000	2001	2002 (restated) (1)	2003 (restated) (1)
Balance Sheet Data:
Cash and cash equivalents	$9,512	$1,582	$3,338	$3,788	$3,488
Other current assets	160	14,990	3,359	3,505	6,876
Property, plant and equipment, net	55,177	126,114	109,837	95,122	86,958
Total assets	77,588	227,165	136,587	113,795	99,618
Long-term liabilities	956	46,559	89,403	31,080	19,769
Total stockholders’ equity	68,252	144,283	24,348	68,598	64,734

(1)	See Note 17 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Statement of Operations

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2003, we restated our consolidated financial statements for the items discussed in Note 17. The effects of the restatement have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our revenues are generated on a non-recurring and monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2002 and 2003, we continued to experience a trend of entering into shorter term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services on a month-to- month basis or for a contracted period of only one year. Our revenues are generated in the United States of America.

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

The growth of our revenues is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenues is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is decreasing, due to the industry rationalization. In addition, we currently do not anticipate expanding our network infrastructure to other carrier point facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets including goodwill and the recognition of deferred tax assets and liabilities.

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

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Revenues. Revenues for the fiscal year ended December 31, 2003 were $26.6 million as compared to $25.3 million for the fiscal year ended December 31, 2002. We increased the number of our customers from 104 at the end of 2002 to 152 at the end of 2003, with the addition of many international carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

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

Occupancy expenses represented 73% of cost of services in 2003 and increased by only 1% over 2002. However, in the coming year we expect occupancy expenses to increase by 25% to 30% over 2003, as we consolidate the costs of the carrier point facility at 165 Halsey Street in Newark, New Jersey that we acquired in the first quarter of 2004. License fees, which were 17% of cost of services in 2003, increased by over 200% from 2002 because a greater proportion of our revenues were generated in facilities in which our agreements with the building owners mandate these license fees. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided. We expect license fees to represent an equivalent percentage of cost of services, prospectively.

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

Loss on early extinguishment of debt. In 2002, we recorded a non-cash charge of $7.9 million related to the extinguishment of our subordinated note payable on October 30, 2002, as part of our recapitalization. Included in the loss on early extinguishment of debt was a charge of $2.1 million incurred for professional fees related to our recapitalization in October 2002. In 2001, we recorded a non-cash charge of $7.4 million related to an early extinguishment of debt from the modification of our credit facility on February 9, 2001.

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

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We incurred a loss from operations and a net loss applicable to common stockholders for 2003 of $16.5 million and $27.8 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders of $24.1 million and $37.4 million, respectively, for 2002. During 2003, cash provided by operating activities was $2.2 million, and cash purchases of property, plant and equipment were $2.4 million, compared to cash used to fund operating activities of $4.5 million and $2.5 million of cash purchases of property, plant and equipment for 2002.

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

We believe that the completion of the transactions that constituted our recapitalization and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However, from time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see the subsection entitled, “We may require additional capital to fund the further development of our networks and operation of our business, and an inability to obtain such capital could harm our business.” in the section entitled “Factors Affecting our Business Condition.” We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002, and were adopted on January 1, 2003. As a result of the adoption of this statement we classified debt extinguishment costs within other income and reclassified previously reported debt extinguishments as such.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance is applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted EITF No. 00-21 effective July 1, 2003 and are applying it on a prospective basis. The initial adoption did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our financial position or results of operations.

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

We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We have not achieved profitability and expect to continue to incur operating losses and net losses in 2004, and we may not for the foreseeable future. In 2001, we had an operating loss of $138.0 million and a net loss applicable to common stockholders of $178.2 million, and in 2002, we had an operating loss of $24.1 million and a net loss applicable to common stockholders of $37.4 million. In 2003, we had an operating loss of $16.5 million and a net loss applicable to common stockholders of $27.8 million.

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

If our actual results vary from the anticipated results of our operating plan, we may not be able to fund operating and investing activities with internally generated cash flows, and we may require external sources of capital. From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to finance the continued operations of our business or for other strategic purposes. There can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all. Our inability to obtain additional financing, as needed, could have a material adverse effect on our business. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

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

You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. We cannot assure you that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing. Further, our borrowings under our credit facility are secured by substantially all of our assets, and our obligations under our facility are guaranteed by our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay the completion or expansion of our networks, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations or comply with our covenants, we would be in default under our existing debt agreements, which would accelerate the repayment of our indebtedness. Our failure to achieve certain financial results would also violate certain covenants, potentially accelerating the outstanding balance of our debt for immediate payment. To avoid a default, we may need waivers from third parties, which might not be granted.

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

ITEM 8. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of FiberNet Telecom Group, Inc. for the year ended December 31, 2001, before the reclassifications and inclusion of the disclosures discussed in Note 2 and the restatement discussed in Note 17, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 28, 2002 (except with respect to the matters discussed in Note 17 (as originally filed and not presented herein), as to which the date is May 16, 2002).

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, FiberNet adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, and adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” on January 1, 2003.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those consolidated financial statements have been revised as follows:

1.	As described in Note 2, the 2001 consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company on January 1, 2002. Our audit procedures with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods relating to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.

2.	As described in Note 2, the 2001 consolidated financial statements have been revised to include the reclassification provisions required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS No. 145”) which was adopted by the Company on January 1, 2003. We audited the adjustments described in Note 2 that were applied to conform the 2001 financial statements to the presentation required by SFAS No. 145. Our audit procedures with respect to 2001 included (a) agreeing the reported amount to underlying accounting records obtained from management, (b) on a test basis, comparing the amounts comprising the loss on extinguishment of debt obtained from management to independent supporting documentation, and (c) testing the mathematical accuracy of reclassification of gain on early extinguishment of debt (see Note 17).

3.	As described in Note 2, the 2001 financial statements have been revised to give effect to the one for 30 reverse stock split on May 12, 2003. Our audit procedures with respect to 2001 included (a) comparing the amounts shown in the earnings per share disclosures for 2001 to the Company’s underlying accounting analysis obtained from management, (b) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued financial statements, and (c) recalculating the additional shares to give effect to the stock split and testing the mathematical accuracy of the underlying analysis.

4.	As described in Note 6, the 2001 financial statements have been reclassified to include additional disclosures relating to the components comprising interest income and interest expense. Our audit procedures with respect to the 2001 disclosures in Note 6 included (1) comparing the previously reported interest expense, net to previously issued financial statements, (2) comparing the interest income and interest expense to the Company’s underlying analysis obtained from management, and (3) testing the mathematical accuracy of the underlying analysis.

5.	As described in Note 17, the 2001 financial statements have been restated to correct the Company’s initial adoption of SFAS No. 145 in which a loss from early extinguishment of debt was classified as a component of loss from operations rather than other expense. Our audit procedures with respect to the 2001 restatement included agreeing reported operating expenses and loss from operations to the originally issued consolidated financial statements audited by other auditors.

6.	As described in Note 17, the 2001 income tax footnote (Note 12) includes additional disclosures relating to the components of the statutory income tax rate reconciliation. Our audit procedures with respect to the 2001 disclosures in Note 12 included (1) comparing the previously reported tax effect related to non-deductible goodwill impairment to the previously issued financial statements, (2) comparing the tax effect related to non-deductible goodwill impairment to the Company’s underlying analysis obtained from management, and (3) testing the mathematical accuracy of the underlying analysis.

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

As discussed in Note 17, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 29, 2004 (July 6, 2004, as to the effects of the restatement discussed in Note 17)

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K/A.

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

/s/ ARTHUR ANDERSEN LLP
New York, New York
February 28, 2002

(except with respect to the matters discussed in Note 17, as to which the date is May 16, 2002)

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
	(As restated – see Note 17)	(As restated – see Note 17)
ASSETS
Current Assets:
Cash and cash equivalents	$3,488	$3,788
Restricted cash	2,337	—
Accounts receivable, net of allowance of $721 and $1,005 at December 31, 2003 and 2002, respectively	3,785	2,765
Prepaid expenses and other	754	740

Total current assets	10,364	7,293
Property, plant and equipment, net	86,958	95,122
Other Assets:
Goodwill	—	7,509
Deferred charges, net of accumulated amortization of $1,402 and $1,405 at December 31, 2003 and 2002, respectively	2,035	3,383
Other assets	261	488

Total other assets	2,296	11,380

TOTAL ASSETS	$99,618	$113,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,598	$4,147
Accrued expenses	5,138	5,608
Deferred revenues—current portion	4,584	4,091
Notes payable—current portion	1,795	—
Capital lease obligation—current portion	—	271

Total current liabilities	15,115	14,117
Long-Term Liabilities:
Notes payable, less original issue discount of $2,308 and $4,880 at December 31, 2003 and 2002, respectively	18,330	30,356
Deferred revenues	1,439	522
Capital lease obligation	—	202

Total liabilities	34,884	45,197
Commitments and contingent liabilities (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 2,000,000,000 shares authorized and 40,540,334 and 26,405,482 shares issued and outstanding at December 31, 2003 and 2002, respectively	41	26
Additional paid-in-capital and other	429,991	401,298
Deferred compensation	(4,797)	—
Accumulated deficit	(360,501)	(332,726)

Total stockholders’ equity	64,734	68,598

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,618	$113,795

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
	(As restated – see Note 17)	(As restated – see Note 17)	(As restated – see Note 17)
Revenues	$26,604	$25,334	$31,195
Operating expenses:
Cost of services (exclusive of items shown separately below)	8,806	7,537	13,801
Selling, general and administrative expense excluding stock related expense	16,409	16,053	32,917
Stock related expense for selling, general and administrative matters	222	225	(1,172)
Impairment of property, plant and equipment	1,346	13,175	51,848
Impairment of goodwill	7,509	—	56,467
Depreciation and amortization	8,840	10,346	15,319

Total operating expenses	43,132	47,336	169,180

Loss from operations	(16,528)	(22,002)	(137,985)
Loss on early extinguishments of debt	(8,951)	(7,859)	(7,398)
Interest income	46	28	182
Interest expense	(2,342)	(7,571)	(8,776)

Net loss	(27,775)	(37,404)	(153,977)
Preferred stock dividends	—	(44)	(1,080)
Preferred stock-beneficial conversion	—	—	(23,109)

Net loss applicable to common stockholders	$(27,775)	$(37,448)	$(178,166)

Net loss applicable to common stockholders per share—basic and diluted	$(0.75)	$(6.09)	$(130.14)
Weighted average common shares outstanding—basic and diluted	37,192	6,148	1,369

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company has a restricted cash account used as collateral to secure the funding obligations for its outstanding letters of credit, which are in lieu of a cash security deposit for its facilities. See Note 6.

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

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Most of the Company’s services are for a contract period of one year. Revenue is recognized over the service contract period for all general services. If the Company determines that collection of a receivable is not reasonably assured, it defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. Most of the Company’s customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2003 and 2002 the Company had one reciprocal agreement. As of December 2001 the Company had four reciprocal agreements. The services provided and obtained through these agreements were priced at fair market value as of the date of the agreements and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.5 million, $0.8 million and $5.2 million for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively. The Company leased colocation facilities under these agreements. The total amounts expensed for services rendered under the reciprocal agreements for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 were approximately $0.5 million, $0.8 million and $5.4 million, respectively.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which is the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

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

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in the financial statements has been adjusted to reflect the reverse stock split.

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

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon its historical experience and any specific customer collection issues that is has identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant number of the Company’s customers have filed for bankruptcy or are otherwise in significant financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If the Company determines that collection of a receivable is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

As of December 31, 2003, the Company had an allowance for doubtful accounts of $0.7 million. During the year ended December 31, 2003, the Company did not record bad debt expense, as its evaluation of its outstanding receivables and the credit quality of its customers indicated that recording such expense was not warranted. During the years ended December 31, 2002, and 2001, FiberNet recorded $0.5 million and $0.9 million of bad debt expense, respectively. During the years ended December 31, 2003, 2002, and 2001, FiberNet wrote-off $0.3 million, $1.7 million, and $2.6 million of this allowance, respectively.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria reported in earnings.

On January 2, 2002, the Company entered into an interest rate swap transaction with Deutsche Bank AG for a notional amount of $25.0 million and a term of two years. Pursuant to this transaction, the Company was obligated to make quarterly interest payments

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $18.1 million, $15.8 million and $19.6 million in transport service revenues in 2003, 2002 and 2001, respectively. Revenues from colocation and other services was $6.0 million, $5.9 million and $5.5 million in 2003, 2002 and 2001, respectively, and revenues from communications access management services was $2.5 million, $3.6 million and $6.1 million in 2003, 2002 and 2001, respectively.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002, and were adopted by the Company on January 1, 2003. As a result of the adoption of this statement, the Company classified debt extinguishment costs within income from operations and reclassified previously reported debt extinguishments as such. Refer to Note 17, which discusses the change in this classification to other expense.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis. The Company’s adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our financial position or results of operations.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. IMPAIRMENT OF GOODWILL

During 2001, the Company evaluated the carrying value of certain long-lived assets, consisting primarily of goodwill resulting from the Company’s acquisition of Devnet. Pursuant to APB Opinion No. 16, “Business Combinations”, the purchase price was determined and goodwill was recorded based on the stock price at the time the merger agreement was executed and announced. During 2001, the Company reviewed the carrying value of long-lived assets including goodwill and property, plant and equipment for impairment whenever events and circumstances indicated the carrying value of an asset would not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. NOTES PAYABLE AND NOTE PAYABLE-AFFILIATE

Note Payable-Affiliate

On December 7, 2001 the Company issued a promissory note in the amount of $2.3 million to Nortel Networks Inc. (“Nortel”), a related party, as consideration for accounts payable previously due and owing for equipment and services. The note bore interest at an annual rate of 14% and was payable in eight monthly installments of approximately $300,000 beginning in January 2002. The Company believes the terms of this transaction were no less favorable than could be received from an independent, third party. During 2002 the Company repaid approximately $1.1 million of the note, and approximately $0.9 million was forgiven and recorded as an additional capital contribution to the Company. On October 30, 2002, the remaining amount of the note was converted into common stock as part of the recapitalization of the Company, discussed below.

Credit Facility

On April 11, 2000, the Company entered into a $75.0 million senior secured credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel. In addition to the initial lenders, First Union National Bank, Bank One Capital Corporation and IBM Credit Corporation were lenders under the Credit Facility. FiberNet used the funds available under the Credit Facility for the acquisition and construction of its network infrastructure and for general corporate purposes. The Credit Facility had a term of four and one-half years, consisting of revolving credit availability for the first 18 months and a term loan for the remaining three years. The Credit Facility is secured by the Company’s assets, except for the assets pledged in connection with its capital lease obligations, which were terminated in 2003, and contains certain restrictive covenants customary for a financing of this type. In connection with the placement of the Credit Facility, the Company issued to the lenders approximately 50,000 warrants to purchase common stock with and exercise price of $541.86 and a term of five years.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the terms of a common stock purchase agreement dated as of October 30, 2002 by and among FiberNet and the lenders under the Company’s Credit Facility, FiberNet issued 14,666,666 shares of its common stock to the lenders with a fair market value of $3.60 per share on the date of issuance, as prepayment of an aggregate of $66.0 million of outstanding indebtedness under the Credit Facility. The Company also issued warrants to purchase 3,666,666 shares of common stock at an exercise price of $3.60 per share with a term of five years to the lenders valued at $10.7 million using the Black-Scholes option pricing model on the date of issuance. These warrants are immediately exercisable and contain standard anti-dilution protection. As of October 30, 2002, the 14,666,666 shares issued to the lenders constituted approximately 61% of the total number of outstanding shares of common stock. Such shares, together with shares issuable upon exercise of the warrants, also constituted approximately 61% of the shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants. Prior to October 30, 2002, there was $5.2 million of interest due and payable on the indebtedness outstanding under the Credit Facility. As part of this transaction, accrued interest of $3.2 million was capitalized and added to the outstanding principal amount of the term loan indebtedness, included above. Subsequently, on November 11, 2002, the Company issued to its lenders in exchange for the remaining $2.0 million of accrued interest 666,666 shares of common stock with a fair market value of $3.60 per share on the date of issuance, and warrants to purchase 666,666 shares of common stock at an exercise price of $3.60 per share with a term of five years valued at $1.9 million using the Black-Scholes option pricing model on the date of issuance. These warrants are immediately exercisable and contain standard anti-dilution protection. The Company evaluated the accounting for this transaction under the guidance of EITF No. 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of Financial Accounting Standards Board Statement No. 15,” FASB No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and EITF No. 96-19 “Debtor’s Accounts for a Modification or Exchange of Debt Instruments.” As a result of the above transaction, the Company deducted the fair value of the consideration given on the date of the transaction from the carrying value of the debt. The Company then determined that the remaining modified debt was not substantially different from the original debt, and accordingly, no extinguishment gain or loss was recognized. The difference resulting from the modification and settlement of debt is being treated as an adjustment to yield and is being amortized as a charge to interest expense over the remaining life of the debt.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 10, 2003, the Company completed certain transactions with the lenders under its Credit Facility. Pursuant to the terms of three debt exchange agreements between the Company and each of Bank One, N.A., Nortel Networks Inc. and TD Securities (USA) Inc., the Company has issued 4,617,010 shares of its common stock to these three lenders at a price of $3.60 per share, in satisfaction of approximately $13.4 million of indebtedness, representing all of the outstanding principal indebtedness and accrued interest owing to these departing lenders under the Company’s credit agreement.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2003 and 2002, the outstanding balances under the Credit Facility were $22.4 and $35.2 million, respectively. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an original issue discount of $2.3 million and $4.9 million at December 31, 2003 and 2002, respectively. These discounts represent the fair value of the warrants issued to the lenders in connection with the Credit Facility. In addition, as of December 31, 2003, the Company had $3.5 million of available borrowing capacity and $0.2 million of availability to issue letters of credit under its credit facility, again subject to compliance with the terms of the credit agreement.

As of December 31, 2003, the weighted average interest rate on its outstanding borrowings under the facility was 4.93%. There were no events of default under its credit agreement. As of December 31, 2003, the Company has no additional availability under its credit facility. As of such date, the three remaining lenders under the Company’s credit facility owned approximately 26% of the outstanding shares of the Company’s common stock.

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

Reclassification of Interest

During 2003, the Company presented interest income and interest expense separately, rather than netting such amounts as had been done in prior years. The Company reclassified prior year amounts to conform to current year presentation.

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2003, 2002 and 2001 was approximately $7.2 million, $7.9 million, and $14.2 million, respectively.

Estimated future minimum notes payable and operating lease payments are as follows (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2004	2005	2006	2007	2008	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$22,433	$1,795	$8,973	$10,768	$897	$—	$—
Operating Leases(1)	75,948	9,425	7,880	6,692	6,257	6,198	39,496

Total Contractual Obligations	$98,381	$11,220	$16,853	$17,460	$7,154	$6,198	$39,496

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As the purchasers made a firm commitment to participate in the two additional closings totaling $5.7 million, the transaction was accounted for as a subscription receivable from series J preferred stock. The series J preferred stock was reflected in the December 31, 2001 balance sheet net of the relative fair value of warrants to purchase 340,390 shares of common stock of the Company issued in connection with this transaction. The value of these warrants was estimated on the date of issuance using the Black-Scholes option pricing model and determined to be $3 million. However, as the value assigned to the warrants is based on the relative fair value of the warrants and the preferred stock, a valuation of $1.8 million was assigned to the warrants, based upon their relative fair value. In connection with this transaction, the Company recorded a non-recurring non-cash charge for a beneficial conversion feature in the amount of $2.1 million to reflect the market price of the common stock as of the date of the issuance.

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

The Company capitalized in property, plant and equipment amounts paid for services related to building the Company’s network from Nortel, a shareholder, of approximately $0.8 million, $0.1 million and $7.4 million during 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had approximately $31,000 in accounts payables to Nortel. During 2002, the Company had a note payable to Nortel for approximately $2.3 million. During 2002 the Company repaid approximately $1.1 million of the note, and approximately $0.9 million was forgiven and recorded as an additional capital contribution to the Company. On October 30, 2002, as a result of the recapitalization discussed in Note 6, the remaining portion of this note was converted into common stock.

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

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2003, 2002 and 2001 follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Computed tax at federal statutory rate	$(9,444)	$(11,075)	$(51,303)
State and local tax, net of federal income tax benefit	(917)	(1,028)	(7,329)
Interest expense from beneficial conversion	—	—	29
Non-deductible goodwill impairment	—	—	29,319
Other	1,205	9	—
Change in valuation allowance	9,156	12,094	29,284

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the three years ended December 31, 2003, 2002, and 2001, consist of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002
Deferred tax assets/(liabilities):
Deferred expenses	$678	$(344)
Stock options	4,232	4,149
Depreciation and impairment of property, plant and equipment	(6,165)	(2,256)
Goodwill	7,416	5,209
Net operating loss	65,720	55,861
Bad debts	269	375
Valuation allowance	(72,150)	(62,994)

Net deferred tax asset/(liability)	$—	$—

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

Pursuant to a Private Network Agreement dated as of December 17, 1999 and other related agreements by and between Metromedia Fiber Network Services, Inc. (“MFN”) and the Company (“the Network Agreement”), the Company issued 166,666 common shares at an assumed price of $260.70 per share. As part of the Network Agreement, the Company issued 133,333 shares (of the total 166,666) to acquire an exclusive right of use for 20 years of dark fiber in multiple markets for a total price of approximately $34.8 million. This amount has been reflected in the accompanying consolidated financial statements as property, plant and equipment being amortized over its 20-year useful life. As part of the remaining part of the Network Agreement, the Company issued 33,333 shares (of the total 166,666) to repurchase a 10% membership interest in Local Fiber held by MFN. The transaction was recorded as a purchase business combination. The Company recorded approximately $8.7 million of goodwill in the accompanying consolidated financial statements, which was being amortized over a period of 15 years until the adoption of SFAS No.142, upon which the amortization of goodwill ceased. As of December 31, 2003, the net balance of goodwill of $7.5 million was written off as impaired according to SFAS No.142. See Note 5.

14. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2003(a)	June 30, 2003	September 30, 2003	December 31, 2003(b)
	(As restated – see Note 17)
Revenues	$6,377	$6,451	$6,680	$7,097
Loss from operations (d)	(1,600)	(1,447)	(1,570)	(11,911)
Net loss	(11,176)	(1,990)	(2,112)	(12,497)
Net loss applicable to common stockholders	(11,176)	(1,990)	(2,112)	(12,497)
Net loss applicable to common stockholders per share-basic and diluted	$(0.33)	$(0.06)	$(0.05)	$(0.31)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002(c)
				(As restated – see Note 17)
Revenues	$7,014	$6,427	$5,875	$6,019
Loss from operations (d)	(2,331)	(2,035)	(2,401)	(15,235)
Net loss	(4,488)	(4,154)	(4,736)	(24,025)
Net loss applicable to common stockholders	(4,516)	(4,157)	(4,749)	(24,025)
Net loss applicable to common stockholders per share-basic and diluted	$(2.18)	$(1.97)	$(2.21)	$(1.33)

(a)	The Company recorded a charge of $9.0 million related to an early extinguishment of debt related to the restructuring of its Credit Facility. See Note 6.
(b)	The Company recorded a $7.5 million charge for the impairment of goodwill. The Company recorded a $1.5 million charge for the impairment of certain long-lived assets. See Note 4.
(c)	The Company recorded a charge of $5.8 million related to an early extinguishment of its note payable. The Company recorded a $12.7 million charge for the impairment of certain long-lived assets. See Note 4.
(d)	The loss from operations as previously reported for the quarters ended March 31, 2003 and December 31, 2002 was $10,551 and $23,093, respectively. Amounts as restated are indicated above.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, the Company settled a threatened litigation matter by issuing 200,000 shares of common stock, and a one-time cash payment of $0.3 million. As a result of the settlement of this outstanding litigation matter, FiberNet recorded a $0.5 million expense in selling, general and administration for the period ending December 31, 2003. A portion of this settlement was covered by insurance, and the Company recorded an outstanding receivable of approximately $0.2 million related to the insurance coverage for this claim.

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

Also on January 30, 2004 in an unrelated transaction, the Company entered into a Common Stock Purchase Agreement (the “Investor Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Investor Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share. Additionally, the Company issued 256,000 shares of its common stock to the placement agent.

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

In connection with the consummation of both the acquisition and equity financing described above, the Company entered into certain transactions with the lenders under its Credit Facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment, which was effective as of December 31, 2003, also revised the automatic reductions of the commitments underlying the Credit Facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 16, 2004 the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the Credit Facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share. All of the repriced warrants were immediately exercised by the lenders.

On March 10, 2004, the Company was notified that it has prevailed in an arbitration proceeding regarding a breach of contract. The Company was awarded approximately $2.7 million, which included approximately $0.4 million for the reimbursement of legal fees.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that based on guidance the loss on early extinguishment of debt should be classified in other expenses rather than operating expenses in its consolidated statement of operations. This reclassification resulted in a reduction of loss from operations of $7.4 million, $7.9 million and $9.0 million for the years ending 2001, 2002 and 2003, respectively.

Subsequent to the issuance of its consolidated financial statements, the Company determined that certain prepayments from customers classified as current deferred revenue were related to long-term contracts and should have been classified as a long-term liability. As a result, the Company has reclassified that portion of current deferred revenue as a long-term liability. This reclassification resulted in a reduction of current liabilities and a corresponding increase in long-term liabilities of $1.4 million and $0.5 million as of December 31, 2003 and 2002, respectively.

In 2003, the Company recorded an adjustment to its gross deferred tax assets and related valuation allowance. This adjustment had no effect on the consolidated financial statements as the Company provides a full valuation allowance for all deferred taxes. In the 2001 statutory income tax rate reconciliation, the Company has provided additional disclosures relating to a difference caused by the impairment of non-deductible goodwill and the change in the valuation allowance. Such amounts had been combined into one line item in the disclosure previously presented. As a result of this additional disclosure, the aforementioned adjustment previously disclosed in 2003 was no longer required.

Finally, the Company has modified certain disclosures previously contained in Note 1. The effects of the reclassifications and additional disclosure discussed above had no impact on the Company’s previously reported revenues, net loss, net loss per share, assets, total liabilities, statements of cash flows or statements of stockholder’s equity for the years ended December 31, 2001, 2002 and 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC .

By:	/s/ MICHAEL S. LISS
Name:	Michael S. Liss
Title:	Chairman, President and Chief Executive Officer

Date: July 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. LISS Michael S. Liss	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 9, 2004

/s/ JON A. DELUCA Jon A. DeLuca	Senior Vice President-Finance, Chief Financial Officer (Principal Accounting Officer)	July 9, 2004

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	July 9, 2004

/s/ OSKAR BRECHER Oskar Brecher	Director	July 9, 2004

/s/ ROBERT E. LABLANC Robert E. LaBlanc	Director	July 9, 2004

/s/ ROY (TREY ) D. FARMER III Roy (Trey ) D. Farmer III	Director	July 9, 2004

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	July 9, 2004

/s/ RICHARD E. SAYERS Richard E. Sayers	Director	July 9, 2004