Form 10-Q/A
period 2004-03-31
FIBERNET TELECOM GROUP INC\
filed 2004-07-09
CIK 1001868

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2004 is being filed in order to reflect the restatement of our consolidated financial statements for the quarter ended March 31, 2003 to reclassify loss from the early extinguishment of debt from operating expenses to other expenses. The reclassification was made based on current guidance with respect to the treatment of early extinguishment of debt. This reclassification resulted in a reduction of loss from operations for the quarter ended March 31, 2003. The effects of the reclassifications and additional disclosures discussed below had no impact on our previously reported net loss, net loss per share, statements of cash flows, assets, total liabilities or statements of stockholder’s equity for the quarters ended March 31, 2004 and March 31, 2003.

In addition, this amendment also reflects a reclassification of a portion of current deferred revenue to a long-term liability. Subsequent to the issuance of our consolidated financial statements, we determined that certain prepayments from customers classified as current deferred revenue were related to long-term contracts and should have been classified as a long-term liability. As a result, we have reclassified that portion of current deferred revenue as a long-term liability. This reclassification resulted in a reduction of current liabilities and a corresponding increase in long-term liabilities of $2.0 million for the quarter ended March 31, 2004 and $1.4 million for the year ended December 31, 2003.

Finally, certain disclosures previously presented in Note 1 to the consolidated financial statements were moved to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Factors Affecting Future Operations.”

The following document contains only parts that were affected by the aforementioned restatement. For the full document, please refer to the Form 10-Q previously filed in addition to this Form 10-Q/A.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

See attached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our operations and ability to grow may be affected by numerous factors, including: the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; our history of operating losses and cash flow deficits; our limited financial resources and uncertainty as to the availability of additional capital, if necessary, to fund our operations on acceptable terms, if at all; our success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that our customers and vendors are experiencing; the lack of growth in demand for our services or the failure to manage the growth of our operations; the frequency of service interruptions on our networks and the scalability and reliability of our networks; the potential occurrence of a natural disaster or act of terrorism that could impact our networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for our services; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. Our failure to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance for immediate payment.

Restatement

Subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2004, we restated our consolidated financial statements for the items discussed in Note 6. The effects of the restatement have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 1 of this Form 10-Q/A. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and goodwill and the recognition of deferred tax assets and liabilities.

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

During the quarter ended March 31, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 26.5% of revenue for the quarter. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue in the first quarter ended March 31, 2004 for services previously provided and earned. The payment of the award was received on April 9, 2004. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

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

Net Income (Loss). We reported net income of $0.7 million for the quarter ended March 31, 2004 compared to a net loss of $11.2 million for the quarter ended March 31, 2003. This change is a result of the aforementioned changes in our operations, especially the $2.7 million in revenue recognized in connection with the arbitration award granted during the quarter ended March 31, 2004, and the $8.9 million loss on early extinguishment of debt recorded during the quarter ended March 31, 2003.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had income from operations and net income for the three months ended March 31, 2004 of $1.2 million and $0.7 million, respectively, compared to a loss from operations and a net loss of $1.6 million and $11.2 million, respectively, for the three months ended March 31, 2003. During the three months ended March 31, 2004, cash provided by operating activities was approximately $2,000, and cash purchases of property, plant and equipment were $0.6 million, compared to cash used to fund operating activities of $1.9 million and $0.3 million of cash purchases of property, plant and equipment for the three months ended March 31, 2003.

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

The payment of all accrued interest on borrowings under our credit facility during the period beginning on October 30, 2002 and ended on June 30, 2003 was capitalized and added to the outstanding principal amount of the term loan indebtedness.

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

In connection with the consummation of both the acquisition and equity financing on January 30, 2004, we entered into certain transactions with the lenders under our credit facility. We executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 31, 2004 we had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore the re-pricing of warrants had no impact on our financial statements.

On February 12, 2004, we issued 200,000 shares of common stock and paid $0.3 million in cash to a stockholder in settlement of certain litigation matters. The price on the date of the grant was $1.61 per share. This settlement was accrued for as of December 31, 2003.

On March 10, 2004, we were notified that we prevailed in an arbitration regarding a breach of contract. We were awarded approximately $2.7 million. Amounts disputed under this customer contract were not recognized in income in prior periods as the collectability of amounts due under the contract was in doubt. Upon the settlement awarded to us in arbitration and the subsequent collection of our award on April 9, 2004, we recognized the amount as revenue in the first quarter ended March 31, 2004.

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

We believe that the completion of the transactions that constituted our prior recapitalization in 2002 and 2003 and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However, from time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding of our ongoing operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our consolidated financial position or results of operations.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2004

FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q/A as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	March 31, 2004	December 31, 2003
	(As restated – see Note 6)
ASSETS
Current Assets:
Cash and cash equivalents	$4,388	$3,488
Restricted cash	1,862	2,337
Accounts receivable, net of allowance of $716 and $721 at March 31, 2004 and December 31, 2003, respectively	4,418	3,785
Other receivable	2,719	—
Prepaid expenses and other	485	754

Total current assets	13,872	10,364
Property, plant and equipment, net	87,666	86,958
Other Assets:
Goodwill	2,337	—
Other intangible assets, net of accumulated amortization of $21 and $0 at March 31, 2004 and December 31, 2003, respectively	465	—
Deferred charges, net of accumulated amortization of $1,083 and $1,402 at March 31, 2004 and December 31, 2003, respectively	1,890	2,035
Other assets	1,669	261

Total other assets	6,361	2,296

TOTAL ASSETS	$107,899	$99,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,059	$3,598
Accrued expenses	4,214	5,138
Deferred revenues—current portion	5,009	4,584
Notes payable—current portion	1,017	1,795

Total current liabilities	14,299	15,115
Long-Term Liabilities:
Notes payable, less original issue discount of $2,131 and $2,308 at March 31, 2004 and December 31, 2003, respectively	13,697	18,330

Deferred revenues	2,046	1,439
Total liabilities	30,042	34,884

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 51,060,872 and 40,540,334 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	51	41
Additional paid-in-capital and other	442,551	429,991
Deferred compensation	(4,896)	(4,797)
Accumulated deficit	(359,849)	(360,501)

Total stockholders’ equity	77,857	64,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,899	$99,618

The accompanying notes are an integral part of these consolidated statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March31,
	2004	2003
		(As restated - see Note 6)
Revenues	$10,290	$6,377
Operating expenses:
Cost of services (exclusive of items shown separately below)	2,996	2,051
Selling, general and administrative expense excluding stock related expense	3,717	3,746
Stock related expense for selling, general, and administrative matters	128	—
Depreciation and amortization	2,279	2,180

Total operating expenses	9,120	7,977

Income (loss) from operations	1,170	(1,600)
Loss on early extinguishment of debt, net	—	(8,951)
Interest income	7	1
Interest expense	(525)	(626)

Net income (loss)	$652	$(11,176)

Net income (loss) per share—basic	$0.01	$(0.33)
Weighted average common shares outstanding—basic	47,618	34,119
Net income (loss) per share—diluted	$0.01	$(0.33)
Weighted average common shares outstanding—diluted	47,644	34,119

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

The Company believes that the completion of the transactions that constituted its recapitalization, as discussed in Note 6 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 9, 2004, significantly enhanced its liquidity and improved its financial position. Under FiberNet’s current operating plan, which reflects the events discussed in Note 5, it does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 9, 2004.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”), and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In 2003, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that changes in circumstances indicated that asset carrying values were no longer recoverable and therefore, such assets were written down to fair value at that time.

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

As of March 31, 2004 and 2003 the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and is included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from these reciprocal agreements for transport services and colocation services in the amount of approximately $0.1 million for the quarters ended March 31, 2004 and 2003. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the quarters ended March 31, 2004 and 2003 was approximately $0.1 million.

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

Other Intangible Assets

Other intangible assets include the value allocated to customer contracts acquired. Other intangible assets are amortized over useful life, which is the term of the related contracts.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net income (loss), as reported	$652	$(11,176)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(134)	(1,197)

Pro forma net income (loss)	$518	$(12,373)
Net income (loss) per share:
As reported: Basic	$0.01	$(0.33)
As reported: Diluted	$0.01	$(0.33)
Pro forma: Basic	$0.01	$(0.36)
Pro forma: Diluted	$0.01	$(0.36)

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $5.6 million in transport service revenues in the quarter ended March 31, 2004. Revenues from colocation and other services were $1.5 million in the quarter ended March 31, 2004, and revenues from communications access management services were $0.5 million in the quarter ended March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s consolidated financial position or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Computer software	$205	$200
Computer equipment	357	256
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	116,696	113,858

Subtotal	117,434	114,490
Accumulated depreciation	(29,768)	(27,532)

Property, plant and equipment, net	$87,666	$86,958

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

In connection with the consummation of both the acquisition and equity financing described above, the Company entered into certain transactions with the lenders under its credit facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 31, 2004 the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no material difference in value. Therefore the re-pricing of warrants had no impact on the Company’s financial statements.

Unrelated to any transactions discussed above, during the quarter ended March 31, 2004, various investors exercised an aggregate of 249,000 warrants.

In February 2004, the Company settled a threatened litigation matter by issuing 200,000 shares of common stock, and a one-time cash payment of $0.3 million. As a result of the settlement of this outstanding litigation matter, FiberNet recorded a $0.5 million expense in selling, general and administration for the period ended December 31, 2003. A portion of this settlement was covered by insurance, and the Company recorded an outstanding receivable of approximately $0.2 million related to the insurance coverage for this claim.

On March 10, 2004, the Company was notified that it prevailed as the claimant in an arbitration proceeding regarding a breach of contract. FiberNet was awarded approximately $2.7 million in cash, payment of which was received on April 9, 2004. Of the total award, $2.4 million related to payment for services previously provided and earned, and the Company recognized this amount as revenues in the quarter ended March 31, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. The Company has recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003.

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

6. RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the quarter ended March 31, 2004, the Company determined that the loss on early extinguishment of debt should have been classified in other expenses rather than operating expenses in its consolidated statement of operations. This reclassification resulted in a reduction of loss from operations of $9.0 million for the quarter ended March 31, 2003.

Subsequent to the issuance of its consolidated financial statements, the Company determined that certain prepayments from customers classified as current deferred revenue were related to long-term contracts and should have been classified as a long-term liability. As a result, the Company has reclassified that portion of current deferred revenue as a long-term liability. This reclassification resulted in a reduction of current liabilities and a corresponding increase in long-term liabilities of $2.0 million as of March 31, 2004 and $1.4 million as of December 31, 2003.

Finally, the Company has modified certain disclosures previously contained in Note 1. The effects of the reclassifications and additional disclosure discussed above had no impact on the Company’s previously reported net loss, net loss per share, assets, total liabilities, statements of cash flows or statements of stockholder’s equity for the quarters ended March 31, 2004 and March 31, 2003.