Form 10-Q
period 2004-06-30
FIBERNET TELECOM GROUP INC\
filed 2004-08-12
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, as of August 10, 2004, was 50,997,163 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

IN DEX

PART I

FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements

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

Our operations and ability to grow may be affected by numerous factors, including: the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; our history of operating losses and cash flow deficits; our limited financial resources and uncertainty as to the availability of additional capital, if necessary, to fund our operations on acceptable terms, if at all; our success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that our customers and vendors are experiencing; the lack of growth in demand for our services or the failure to manage the growth of our operations; the frequency of service interruptions on our networks and the scalability and reliability of our networks; the potential occurrence of a natural disaster or act of terrorism that could impact our networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for our services; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. Our failure to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance under our credit facility for immediate payment.

Restatement

As discussed in Note 6 to the condensed consolidated financial statements, the Company’s December 31, 2003 and June 2004 financial statements have been restated. The effects of the restatement have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The telecommunications industry continues to experience a period of uncertainty and rationalization. Many companies in our industry are in financial distress, and some of our largest customers have filed for bankruptcy. We have been negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Expectations for growth in demand for broadband services have not materialized, resulting in significant excess capacity in existing communications networks. This excess supply of bandwidth and the intense competition among industry participants has produced substantial pressure on the pricing of our services with decreases of up to 50% in recurring monthly charges. In addition, certain customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts will be cancelled, and we cannot forecast our ability to replace those cancelled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. Revenues are derived from four general types of services:

•	On-net transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (“FINs”). Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building.

•	Off-net transport services. In 2003, we initiated a new type of transport service offering to provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers.

•	Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, that customer also commits to use our transport services.

•	Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically have entered into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

All of our revenues are generated under contracts with our customers, with terms ranging from month-to-month to fifteen years in length. During 2003 and into 2004, we continued to experience a trend of entering into shorter-term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services for a contracted period of one year or only on a month-to-month basis. Our revenues are generated in the United States of America.

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

We typically begin our sales cycle by entering into a telecommunications services agreement. This agreement outlines the operating specifications and commercial standards that are required of us by the customer. Customers can order a specific service, or, alternatively, they can purchase general availability on our networks or in our facilities by establishing minimum revenue commitments on a recurring basis.

During the past year, customers have primarily purchased services from us only on an as-needed basis, when their networks requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We have also experienced significant disconnections of services, as customers groom their networks to eliminate excess capacity. This loss of revenues has had a significant negative impact on our financial results, which may continue.

Currently our colocation and access services produce less than one-third of our revenues. In the future, we expect this amount to decrease as we generate significantly more of our revenues from transport services than from our other services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access services.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits that they are purchasing from us and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing are typically for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we experienced on a quarterly basis throughout 2003 and continuing through the second quarter of 2004 was a result of an increase in the number of circuits we provisioned, offsetting circuit disconnections and price declines.

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

Our access management services business has been steadily declining, and we expect it to continue to decline. The demand for access to commercial office properties from carriers has declined precipitously. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008. As such, we do not expect our customers to renew their access management contracts, and we therefore did not extend certain building access licenses with landlords when these agreements reached their initial term and were up for renewal.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Other specific cost of services include maintenance and repair costs, utility costs and license fees. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. The license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Our cost of services also includes the charges that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with off-net transport services that are not on our networks. As we provide additional off-net transport services we will purchase more connectivity from other carriers. Other than our license fees and off-net connectivity charges, our cost of services is generally fixed in nature. We do not anticipate that cost of services will change commensurately with any change in our revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We have increased the number of our employees from 66 at the beginning of 2004 to 75 as of June 30, 2004. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses, typically represent the second largest component of our selling, general and administrative expenses. These fees, which primarily are attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, could increase prospectively due to the enhanced regulations regarding corporate governance and other compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network-related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years. As a result of the impairments of fixed assets that we recorded during 2003, 2002 and 2001, depreciation and amortization expense has decreased historically.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and goodwill and the recognition of deferred tax assets and liabilities.

Revenue Recognition

We recognize revenues when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly recurring basis, under contracts that are typically one year in length. Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract. We record deferred revenue for the amount of an invoice that has not been recognized as revenue. If we are contractually entitled to invoice the customer for the full value of the contract and the customer had paid such invoice, then deferred revenue is recorded for the full value of the contract at contract inception. If we determine that collection of a receivable is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. All of the costs are expensed as incurred. For the six months ended June 30, 2004 reciprocal agreements accounted for $0.2 million, or 1.3%, of revenues and $0.2 million of our cost of services. For the six months ended June 30, 2003, reciprocal agreements accounted for $0.2 million, or 1.9%, of revenue and $0.2 million of our cost of services.

For the quarter ended June 30, 2004, our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues and $0.1 million of our cost of services. For the quarter ended June 30, 2003, our reciprocal agreement accounted for $0.1 million, or 1.9%, of revenues and $0.1 million of our cost of services.

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

In the second quarter ended June 30, 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider, which was purchased in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure and $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that was previously capitalized and impaired.

During 2003, the economic environment and the telecommunications industry, in particular, did not rebound as expected. The dramatic change in the operating environment for our industry over the past few years has resulted in significantly less demand and lower prices for our services than we had expected, and we also determined that the recovery in demand and pricing that we anticipated would not occur in the near term. Although we concluded that the prospects for the industry, and our business in particular, were not worse than we had previously forecasted, we revised our forecasts for revenues at the end of 2003 at certain facilities, as we concluded that these forecasts would not be achieved. In conjunction with our reassessment of certain revenue forecasts, we revised our business plan and conducted reviews of our assets and operations. The revisions to the business plan primarily included further reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity, although not commensurately with revenues and capital expenditures.

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

Impairment of Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. During the fourth quarter of 2003, we performed our annual impairment test and determined that we had an impairment of goodwill. Accordingly, we recorded a charge of $7.5 million to eliminate our remaining goodwill.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation, and we recorded $2.3 million in goodwill as a result of this transaction. We continue to be a single reporting unit entity, as the acquisition of Gateway Colocation was an asset purchase and was integrated into our operations. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under SFAS No. 142. As such, we performed our test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that $2.3 million of goodwill was impaired. We recorded a charge to eliminate all of our goodwill.

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

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues for the six months ended June 30, 2004 were $18.2 million compared to $12.8 million for the six months ended June 30, 2003. We increased the number of our customers from 128 at June 30, 2003 to 152 at the end of 2003 and to 190 as of June 30, 2004, with the addition of domestic subsidiaries of international carriers to our customer base and of customers from the acquisition of Gateway Colocation, which closed on January 30, 2004. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

During the six months ended June 30, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 15.0% of revenue for the period. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue during the six months ended June 30, 2004 for services previously provided and earned. The payment of the award of approximately $2.7 million in cash was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in the quarter ended March 31, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $9.9 million in on-net transport service revenues for the six months ended June 30, 2004, up from $8.4 million for the six months ended June 30, 2003. Off-net transport service revenues for the six months ended June 30, 2004 were $1.4 million, up from $0.1 million for the six months ended June 30, 2003. Revenues from colocation and other services remained $3.0 million for the six months ended June 30, 2004 compared to $3.0 million for the six months ended June 30, 2003, and revenues from communications access management services declined to $1.2 million for the six months ended June 30, 2004 from $1.3 million for the six months ended June 30, 2003.

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

For the six months ended June 30, 2004 and 2003, there were no individual customers that accounted for over 10.0% of our revenues, excluding revenues recognized in connection with the arbitration award. Our reciprocal agreement accounted for $0.2 million, or 1.3%, of revenues for the six months ended June 30, 2004, and remained flat compared to $0.2 million, or 1.9%, of revenues for the six months ended June 30, 2003.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $6.3 million for the six months ended June 30, 2004, compared to $4.1 million for the six months ended June 30, 2003. The majority of our cost of services is occupancy expense, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services include license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 63.4% of cost of services, or $4.0 million, for the six months ended June 30, 2004, compared to 77.5%, or $3.1 million, for the six months ended June 30, 2003. This increase was primarily related to the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 17.7% of cost of services for the six months ended June 30, 2004, compared to 13.9% for the six months ended June 30, 2003, increased due to increased revenues generated from facilities that have revenue sharing license agreements. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and are expensed as cost of services. We expect license fees to continue to represent an equivalent percentage of cost of services, prospectively.

Maintenance and repair costs were 2.2% of cost of services for the six months ended June 30, 2004, compared to 7.2% for the six months ended June 30, 2003, these costs will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges were 16.4% of cost of services for the six months ended June 30, 2004, compared to 1.0% for the six months ended June 30, 2003. Going forward, these charges will increase commensurately with our growth in off-net transport services.

Our reciprocal agreement accounted for $0.2 million of our cost of services for the six months ended June 30, 2004 and 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2004 were $7.9 million compared to $7.4 million for the six months ended June 30, 2003. Personnel costs represented 66.7% of selling, general and administrative expenses for the six months ended June 30, 2004 compared to 66.6% for the six months ended June 30, 2003. Professional fees for the six months ended June 30, 2004, decreased by $0.3 million from the same period in 2003 due primarily to the reimbursement of legal costs in connection with our arbitration proceeding. We recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative matters in 2003. We also recorded a one-time termination charge in June 2004 of $0.4 million related to the cancellation of a lease of unutilized space at a carrier hotel facility. We anticipate selling, general and administrative expenses to increase modestly throughout 2004 with the general growth of our business.

Stock Related Expense. Stock related expense for the six months ended June 30, 2004 was $0.3 million. This non-cash expense relates to the amortization of deferred compensation recorded on restricted stock granted to our employees. There were no stock related expenses recorded for the six months ended June 30, 2003. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the six months ended June 30, 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider, which was purchased in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure and $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that was previously capitalized and impaired. We did not record an impairment of property, plant and equipment during the six months ended June 30, 2003.

Impairment of Goodwill. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. As such, we performed our test for the recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment. We did not record an impairment of goodwill during the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was $4.6 million and $4.4 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment. Due to our settlement with a dark fiber supplier as discussed above, we anticipate depreciation and amortization expense will be reduced by $0.2 million per quarter, prospectively.

Loss on early extinguishment of debt, net. The net loss on early extinguishment of debt of $9.0 million was the result of both the termination of our capital lease obligations and a partial extinguishment of our credit facility. We recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in indebtedness was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 per share and the re-pricing of the exercise price of 3.0 million existing warrants from $3.60 to $0.03 per share. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt. On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, partially offsetting our earlier loss.

Interest Income. Interest income for the six months ended June 30, 2004 was approximately $18,000, compared to approximately $23,000 for the six months ended June 30, 2003. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the six months ended June 30, 2004 was $1.0 million, compared to $1.2 million for the six months ended June 30, 2003. Interest expense decreased primarily due to the repayment of $7.2 million of principal on our outstanding debt during the six months ended June 30, 2004. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense will remain consistent with prior periods, as higher interest rates will be off-set by our rate reduction from LIBOR +450 basis points to LIBOR +300 basis points on May 18, 2004.

Net Loss. We reported a net loss of $13.6 million for the six months ended June 30, 2004 compared to a net loss of $13.2 million for the six months ended June 30, 2003. This change is a result of the aforementioned changes in our operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues for the quarter ended June 30, 2004 were $7.9 million as compared to $6.5 million for the quarter ended June 30, 2003. We increased the number of our customers from 128 at June 30, 2003 to 152 at the end of 2003 and to 190 as of June 30, 2004, with the addition of domestic subsidiaries of international carriers to our customer base and of customers from the acquisition of Gateway Colocation, which closed on January 30, 2004. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $4.9 million in on-net transport service revenues for the quarter ended June 30, 2004, up from $4.2 million for the quarter ended June 30, 2003. Off-net transport service revenues for the quarter ended June 30, 2004 were $0.8 million, up from $0.1 million for the quarter ended June 30, 2003. Revenues from colocation and other services increased to $1.6 million for the quarter ended June 30, 2004 from $1.5 million for the quarter ended June 30, 2003, and revenues from communications access management services decreased to $0.6 million for the quarter ended June 30, 2004 from $0.7 million for the quarter ended June 30, 2003.

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

For the quarters ended June 30, 2004 and 2003, there were no individual customers that accounted for over 10.0% of our revenues. Our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues for the quarter ended June 30, 2004, and remained flat compared to $0.1 million, or 1.9%, of revenues for the quarter ended June 30, 2003.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, was $3.3 million for the quarter ended June 30, 2004, compared to $2.0 million for the quarter ended June 30, 2003. The majority of our cost of services is occupancy expense, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 62.1% of cost of services, or $2.1 million, for the quarter ended June 30, 2004 compared to 78.5%, or $1.6 million, for the quarter ended June 30, 2003. This increase was primarily related to the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 17.1% of cost of services for the quarter ended June 30, 2004 compared to 14.8% for the quarter ended June 30, 2003, increased due to increased revenues generated from facilities that have revenue sharing license agreements. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and are expensed as cost of services. We expect license fees to represent an equivalent percentage of cost of services, prospectively.

Maintenance and repair costs were 2.5% of cost of services for the quarter ended June 30, 2004, compared to 4.4% for the quarter ended June 30, 2003, they will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges also were 17.9% of cost of services for the quarter ended June 30, 2004, compared to 2.1% for the quarter ended June 30, 2003. Going forward, these charges will increase commensurately with our growth in off-net transport services.

Our reciprocal agreement accounted for $0.1 million of our cost of services for the quarters ended June 30, 2004 and 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2004 were $4.1 million compared to $3.7 million for the quarter ended June 30, 2003. Personnel costs represented 58.4% of selling, general and administrative expenses for the quarter ended June 30, 2004 compared to 66.5% for the quarter ended June 30, 2003. The increase was primarily due to a one-time termination charge recorded in June 2004 of $0.4 million related to the cancellation of a lease of unutilized space at a carrier hotel facility. We anticipate selling, general and administrative expenses to increase modestly throughout 2004 with the general growth of our business.

Stock Related Expense. Stock related expense for the quarter ended June 30, 2004 was $0.1 million. This non-cash expense relates to the amortization of deferred compensation recorded on restricted stock granted to our employees. There were no stock related expenses recorded for the quarter ended June 30, 2003. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the quarter ended June 30, 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider, which was purchased in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure and $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that was previously capitalized and impaired. During the quarter ended June 30, 2003, we did not record an impairment of property, plant and equipment.

Impairment of Goodwill In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. As such, we performed our test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment. During the quarter ended June 30, 2003, we did not record an impairment of goodwill.

Depreciation and Amortization. Depreciation and amortization expenses for the quarters ended June 30, 2004 and 2003 were $2.3 million and $2.2 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment. Due to our settlement with a dark fiber supplier as discussed above, we anticipate depreciation and amortization expense will be reduced by $0.2 million per quarter, prospectively.

Interest Income. Interest income for the quarter ended June 30, 2004 was approximately $12,000, compared to approximately $20,000 for the quarter ended June 30, 2003. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the quarter ended June 30, 2004 was $0.5 million, compared to $0.6 million for the quarter ended June 30, 2003. Interest expense decreased primarily due to the repayment of $1.6 million of principal on our outstanding debt during the quarter ended June 30, 2004. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense will continue to decrease, as our interest rate was decreased from LIBOR +450 basis points to LIBOR +300 basis points on May 18, 2004.

Net Loss. We reported net loss of $14.3 million for the quarter ended June 30, 2004 compared to a net loss of $2.0 million for the quarter ended June 30, 2003. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had loss from operations and net loss for the six months ended June 30, 2004 of $12.6 million and $13.6 million, respectively, compared to a loss from operations and a net loss of $3.0 million and $13.2 million, respectively, for the six months ended June 30, 2003. During the six months ended June 30, 2004, cash provided by operating activities was approximately $3.3 million, and cash purchases of property, plant and equipment were $1.3 million, compared to cash used to fund operating activities of $0.9 million and $1.1 million of cash purchases of property, plant and equipment for the six months ended June 30, 2003.

For the six months ended June 30, 2004 we received $0.2 million in net cash proceeds from financing activities primarily from our private placement of equity securities in January 2004, which was offset by our repayment of notes payable of $7.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2003 we received $2.3 million in net cash proceeds from financing activities primarily in connection with our recapitalization transaction, which occurred in January 2003.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of our common stock with a fair value of $4.6 million on the closing date and approximately $170,000 in cash. The purchase agreement also includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We filed with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision.

Subsequently in June 2004, we performed a test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment.

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

We utilized a portion of the gross proceeds to permanently repay $2.1 million of term loan indebtedness underlying the credit facility and to cancel $1.1 million of letters of credit by providing cash securing deposits in lieu thereof. We also permanently reduced our availability to issue letters of credit by $0.9 million. In doing so, we satisfied the mandatory automatic reductions of commitments of the credit facility for 2004, as discussed below. By canceling the letters of credit, $0.5 million of restricted cash previously held as cash collateral was made available for general corporate purposes. Furthermore, we repaid $3.5 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

In connection with the consummation of both the acquisition and equity financing on January 30, 2004, we entered into certain transactions with the lenders under our credit facility. We executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of June 30, 2004 we had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on our condensed consolidated financial statements.

On February 12, 2004, we issued 200,000 shares of common stock and paid $0.3 million in cash to a stockholder in settlement of certain litigation matters. The price on the date of the issuance was $1.61 per share. This settlement was accrued for as of December 31, 2003.

On March 10, 2004, we were notified that we prevailed as the claimant in an arbitration proceeding regarding a breach of contract. We were awarded approximately $2.7 million in cash, payment of which was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in the six months ended June 30, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

On April 13, 2004 we repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

As of June 30, 2004, we had $15.1 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $5.1 million of available borrowing capacity and $0.4 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The weighted average interest rate on our outstanding borrowings under the facility was 4.57% at an applicable borrowing rate of LIBOR+300 basis points. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of June 30, 2004. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment. Under our current operating plan, we do not anticipate any non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement.

We spent approximately $1.3 million in capital expenditures during the six months ended June 30, 2004, primarily for the implementation of customer orders. Our capital expenditures totaled $1.1 million for the six months ended June 30, 2003. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2004, we expect to invest $3.0 million to $4.0 million in capital expenditures, also primarily for customer order activity. This includes purchasing networking equipment to provision connectivity and constructing extensions of our network to increase capacity and to interconnect with new customers. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the six months ended June 30, 2004, holders of warrants exercised warrants for 0.6 million shares of common stock with an exercise price ranging from $0.001 to $0.03 per share. During the six months ended June 30, 2004, we granted options to purchase an aggregate of 12,500 shares of common stock to employees with a weighted average exercise price of $1.46 per share. Also during the six months ended June 30, 2004, we granted of 141,360 shares of restricted stock to employees with a weighted average price of $1.70 per share.

As of August 10, 2004, we had approximately 51.0 million shares of common stock outstanding, or approximately 58.0 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

We believe that the completion of the transactions that constituted our prior recapitalization in 2002 and 2003 and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However, from time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding of our ongoing operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 as filed on July 9, 2004. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of June 30, 2004, we had borrowed $15.1 million under our credit facility, with a current weighted average interest rate of 4.57%.

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

Changes in Internal Controls. There were no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities. Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 2, 2004, the Annual Meeting of Stockholders was held and the shares present voted on the following matters:

(1) The stockholders approved the election of the following nominees to serve on the Board of Directors:

	For	Withheld
Timothy P. Bradley	33,505,847	217,357
Oskar Brecher	33,495,946	227,258
Roy D. Farmer III	33,618,723	104,481
Robert La Blanc	33,646,946	76,258
Michael S. Liss	33,491,113	232,091
Charles Mahoney	33,633,682	89,522
Richard Sayers	33,492,116	231,088

(2) The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ended December 31, 2004 was approved with 33,648,122 votes FOR, 51,198 votes AGAINST, and 23,884 votes ABSTAINING.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed herewith as part of this Form 10-Q:

Exhibit 31.1 – Section 302 Certification of Chief Executive Officer

Exhibit 31.2 – Section 302 Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

(b) The following report was filed on Form 8-K, during the quarter ended June 30, 2004:

On May 11, 2004, we filed a report under Item 12 regarding the announcement of certain financial results for our fiscal first quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2004

FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,360	$3,488
Restricted cash	1,866	2,337
Accounts receivable, net of allowance of $716 and $721 at June 30, 2004 and December 31, 2003, respectively	3,932	3,785
Prepaid expenses and other	578	754

Total current assets	11,736	10,364
Property, plant and equipment, net	76,258	86,958
Other Assets:
Other intangible assets, net of accumulated amortization of $53 and $0 at June 30, 2004 and December 31, 2003, respectively	433	—
Deferred charges, net of accumulated amortization of $1,282 and $1,402 at June 30, 2004 and December 31, 2003, respectively	1,783	2,035
Other assets	1,263	261

Total other assets	3,479	2,296

TOTAL ASSETS	$91,473	$99,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,094	$3,598
Accrued expenses	3,302	5,138
Deferred revenues—current portion	3,944	4,584
Notes payable—current portion	2,739	1,795

Total current liabilities	14,079	15,115
Long-Term Liabilities:
Notes payable, less original issue discount of $1,953 and $2,308 at June 30, 2004 and December 31, 2003, respectively	10,505	18,330
Deferred revenues	3,185	1,439

Total liabilities	27,769	34,884

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 51,064,872 and 40,540,334 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	51	41
Additional paid-in-capital and other	442,543	429,991
Deferred compensation	(4,779)	(4,797)
Accumulated deficit	(374,111)	(360,501)

Total stockholders’ equity	63,704	64,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,473	$99,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended June 30,
	2004	2003
		(As restated – see Note 6)
Revenues	$18,230	$12,828
Operating expenses:
Cost of services (exclusive of items shown separately below)	6,324	4,057
Selling, general and administrative expense excluding stock related expense	7,860	7,439
Stock related expense for selling, general, and administrative matters	259	—
Impairment of property, plant and equipment	9,473	—
Impairment of goodwill	2,309	—
Depreciation and amortization	4,608	4,379

Total operating expenses	30,833	15,875

Loss from operations	(12,603)	(3,047)
Loss on early extinguishment of debt, net	—	(8,951)
Interest income	18	23
Interest expense	(1,023)	(1,191)

Net loss	$(13,608)	$(13,166)

Net loss per share—basic and diluted	$(0.28)	$(0.38)
Weighted average common shares outstanding—basic and diluted	49,341	34,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,
	2004	2003
Revenues	$7,940	$6,451
Operating expenses:
Cost of services (exclusive of items shown separately below)	3,329	2,006
Selling, general and administrative expense excluding stock related expense	4,143	3,693
Stock related expense for selling, general, and administrative matters	131	—
Impairment of property, plant and equipment	9,473	—
Impairment of goodwill	2,309	—
Depreciation and amortization	2,330	2,199

Total operating expenses	21,715	7,898

Loss from operations	(13,775)	(1,447)
Interest income	12	20
Interest expense	(498)	(563)

Net loss	$(14,261)	$(1,990)

Net loss per share—basic and diluted	$(0.28)	$(0.06)
Weighted average common shares outstanding—basic and diluted	51,063	35,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(13,608)	$(13,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,608	4,379
Stock related expense	259	—
Loss on early extinguishment of debt, non-cash portion	—	8,899
Capitalized accrued interest on notes payable	—	577
Impairment of property, plant and equipment	9,473	—
Impairment of goodwill	2,309	—
Decrease (increase) in restricted cash	470	(2,329)
Other non-cash items	548	496
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(171)	40
Decrease in prepaid expenses	175	237
(Increase) decrease in other assets	(1,002)	1
Increase (decrease) in accounts payable	689	(620)
Increase (decrease) in accrued expenses	(1,512)	128
Increase in deferred revenues	1,106	504

Cash provided by (used in) operating activities	3,344	(854)

Cash flows from investing activities:
Acquisition of Gateway Colocation	(382)	—
Capital expenditures	(1,298)	(1,092)

Cash used in investing activities	(1,680)	(1,092)

Cash flows from financing activities:
Payment of financing costs of debt financings	(47)	(352)
Payment of financing costs of equity financings	(520)	(811)
Repayment of capital lease obligation	—	(85)
Repayment of notes payable	(7,225)	—
Proceeds from issuance of equity securities	8,000	3,500

Cash provided by financing activities	208	2,252

Net increase in cash and cash equivalents	1,872	306
Cash and cash equivalents at beginning of period	3,488	3,788

Cash and cash equivalents at end of period	$5,360	$4,094

Supplemental disclosures of cash flow information:
Interest paid	$480	$—
Non-cash financing activities:
Conversion of accrued interest into notes payable	$—	$385
Conversion of notes payable into common stock	$—	$13,382
Common stock issued for acquisition of Gateway Colocation	$4,565	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company believes that the completion of the transactions that constituted its recapitalization, as discussed in Note 6 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 9, 2004, significantly enhanced its liquidity and improved its financial position. Under FiberNet’s current operating plan, it does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Equal Access and Local Fiber. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 9, 2004.

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

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company has a restricted cash account used as collateral to secure the funding obligations for a portion of its outstanding letters of credit, which are in lieu of cash security deposits for real estate leases.

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

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Most of the Company’s services are for a contract period of one year. Revenue is recognized over the service contract period for all general services. If the Company determines that collection of a receivable is not reasonably assured, it defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. All deferred revenues that will not be earned in the next 12 months have been classified at long term. Most of the Company’s customers are obligated to make minimum payments for the utilization of its networks and facilities. Customers may elect to purchase additional services in excess of minimum contractual requirements.

Revenues are derived from four general types of services:

On-net transport services. FiberNet’s transport services include the offering of broadband circuits on its metropolitan transport networks and FiberNet in-building networks (“FINs”). Over the Company’s metropolitan transport networks, it can provision circuits from one of its carrier point facilities to another carrier point facility or to an on-net building via an interconnection with its FIN in that building. The Company can also provision circuits vertically between floors in a carrier point facility or an on-net building.

Off-net transport services. In 2003, the Company initiated a new type of transport service offering to provide its customers with circuits on networks that it does not own. The Company sells this connectivity to its customers by purchasing the underlying circuits from other wholesale telecommunications carriers.

Colocation services. FiberNet’s colocation services include providing customers with the ability to locate their communications and networking equipment at its carrier point facilities in a secure operating environment. The Company also can provide its customers with colocation services in the central equipment rooms of certain of its on-net and off-net buildings. If a customer colocates its equipment at the Company’s facilities, FiberNet’s agreement with them may include a minimum commitment to use its transport services.

Communications access management services. FiberNet’s access management services include providing its customers with the non-exclusive right to market and provide their retail services to tenants in its on-net and off-net buildings. Customers typically have entered into an agreement with the Company to gain access to a significant number of its properties. For certain of its on-net and off-net buildings, the Company has the exclusive right to manage communications access. Once a customer has entered into an agreement with the Company for access services, FiberNet typically requires that customer to utilize its in-building network infrastructure for connectivity to end-user tenants, if such networking infrastructure is available.

As of June 30, 2004 and 2003 the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services and colocation services in the amount of approximately $0.2 million for the six months ended June 30, 2004 and 2003. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the six months ended June 30, 2004 and 2003 was approximately $0.2 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value because they bear interest at a variable rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value.

The Company continues to be a single reporting unit entity, as the acquisition of Gateway Colocation was an asset purchase and was integrated into the Company’s operations.

Other Intangible Assets

Other intangible assets include the value allocated to customer contracts acquired. Other intangible assets are amortized over their useful lives, which are the terms of the related contracts.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which is the term of the related contracts. Deferred financing costs are amortized over the term of the related debt instrument.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months and the three months ended June 30, 2004 and June 30, 2003, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company has concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of June 30, 2004, one customer accounted for 11.6% of the Company’s total accounts receivable, and as of December 31, 2003, one customer accounted for 12.2% of the Company’s total accounts receivable.

For the three and six months ended June 30, 2004 and 2003, there were no individual customers that accounted for over 10% of the Company’s total revenue, excluding revenues recognized in connection with the Company’s arbitration award during the six months ended June 30, 2004.

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon its historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant number of the Company’s customers have filed for bankruptcy or are otherwise in significant financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If the Company determines that collection of a receivable is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

As of June 30, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the six months ended June 30, 2004, the Company wrote off approximately $28,000 in the allowance for doubtful accounts and recovered approximately $24,000 due to the sale of securities received as a result of the bankruptcy of a former customer, and there were no charges to bad debt expense. During the six months ended June 30, 2003, the Company wrote off approximately $0.3 million in the allowance for doubtful accounts, and there were no charges to bad debt expense.

Equity Incentive Plan

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123. The resulting expense is charged against operations ratably over the vesting period of the options.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data) (unaudited)	2004	2003	2004	2003
Net loss, as reported	$(13,608)	$(13,166)	$(14,261)	$(1,990)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(266)	(2,394)	(133)	(1,197)

Pro forma net loss	$(13,874)	$(15,560)	$(14,394)	$(3,187)
Net loss per share:
As reported: Basic and diluted	$(0.28)	$(0.38)	$(0.28)	$(0.06)
Pro forma: Basic and diluted	$(0.28)	$(0.45)	$(0.28)	$(0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in June 30, 2004 and 2003: risk-free interest rates of 4.18%, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 357%.

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

During the six months ended June 30, 2004, the Company granted 141,360 shares of restricted stock to employees with a weighted average price of $1.70 per share and 12,500 stock options with a weighted average exercise price of $1.46 per share.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. A full valuation allowance has been recognized, as it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Reclassifications

Certain balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Revenues were generated by providing transport, colocation and communications access management services to our customers. The Company recognized $9.9 million in on-net transport service revenues for the six months ended June 30, 2004. Off-net transport service revenues for the six months ended June 30, 2004 were $1.4 million. Revenues from colocation and other services were $3.0 million for the six months ended June 30, 2004, and revenues from communications access management services were $1.2 million for the six months ended June 30, 2004. The Company also recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which it was the prevailing claimant.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity, and therefore the adoption of this interpretation will not have any impact on the Company’s consolidated financial position or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Computer software	$212	$200
Computer equipment	399	256
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	104,662	113,858

Subtotal	105,449	114,490
Accumulated depreciation	(29,191)	(27,532)

Property, plant and equipment, net	$76,258	$86,958

Depreciation expense on property, plant and equipment was $4.5 million and $4.3 million for the six months ended June 30, 2004 and 2003, respectively. Depreciation expense on property, plant and equipment was $2.2 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively.

4. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was an acquisition of assets treated as a business combination subject to purchase accounting. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of the Company’s common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock of the Company as of the closing date without first receiving stockholder approval. FiberNet filed with the Securities and Exchange Commission a registration statement dated April 14, 2004, covering the resale of the shares issued at closing, and has agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. In connection with the closing of the acquisition, Oskar Brecher, a founder of Gateway Colocation, was appointed to the board of directors of the Company.

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

The Company recorded $2.3 million of goodwill as a result of this acquisition. A summary of the allocation of the total transaction consideration is as follows (in thousands):

Total Transaction Consideration	$4,972
Less assets acquired:
Property, plant and equipment	2,370
Other intangible assets	486
Other assets	334
Plus liabilities assumed:
Accrued expenses	198
Deferred revenues	329

Goodwill	$2,309

In June 2004, the Company’s settlement agreement with a dark fiber provider required it to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required the Company to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. As such, the Company performed a test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment.

5. SIGNIFICANT EVENTS

On January 30, 2004 in a transaction unrelated to the acquisition of Gateway Colocation, the Company entered into a Common Stock Purchase Agreement (the “Investor Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Investor Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share. Additionally, the Company issued 256,000 shares of common stock to the placement agent.

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

In connection with the consummation of both the acquisition described in Note 4 and equity financing described above, the Company entered into certain transactions with the lenders under its credit facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of June 30, 2004 the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no material difference in value. Therefore the repricing of warrants had no impact on the Company’s condensed consolidated financial statements.

Unrelated to any transactions discussed above, during the six months ended June 30, 2004, various investors exercised an aggregate of 249,000 warrants.

In February 2004, the Company settled a threatened litigation matter by issuing 200,000 shares of common stock and making a one-time cash payment of $0.3 million. As a result of the settlement of this outstanding litigation matter, FiberNet recorded a $0.5 million expense in selling, general and administration for the period ended December 31, 2003. A portion of this settlement was covered by insurance, and the Company recorded an outstanding receivable of approximately $0.2 million related to the insurance coverage for this claim.

On March 10, 2004, the Company was notified that it prevailed as the claimant in an arbitration proceeding regarding a breach of contract. FiberNet was awarded approximately $2.7 million in cash, payment of which was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and the Company recognized this amount as revenues in the six months ended June 30, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. The Company has recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003.

Also in connection with this arbitration award, the Company recognized an additional $0.3 million in revenues that were previously deferred. The Company did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

On April 13, 2004, the Company repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement. As of June 30, 2004, the Company had $5.1 million of available borrowing capacity and $0.4 million of availability to issue letters of credit under the credit facility, again subject to compliance with the terms of the credit agreement.

On May 17, 2004 the Company settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. The Company agreed to concede its claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider, which was purchased in December 1999 for $34.8 million. The Company also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which the Company had accrued $1.1 million as a liability. As a result, the Company recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure and $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

On June 15, 2004, the Company recorded a one-time termination charge of $0.4 million related to the cancellation of a fifteen-year lease commitment for unutilized space at a carrier hotel.

6. RESTATEMENT

Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended March 31, 2004, the Company determined that the loss on early extinguishment of debt should have been classified in other expenses rather than operating expenses in its consolidated statement of operations. This reclassification resulted in a reduction of loss from operations of $9.0 million for the six months ended June 30, 2003.