Form 10-Q
period 2004-09-30
FIBERNET TELECOM GROUP INC\
filed 2004-11-10
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, as of November 1, 2004, was 51,000,172 shares of Common Stock, $.001 par value.

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

Restatement

As discussed in Note 6 to the condensed consolidated financial statements, the Company’s condensed consolidated financial statements for the nine months ended September 30, 2003 have been restated. The effects of the restatement are reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The telecommunications industry continues to experience a period of uncertainty and rationalization. Many companies in our industry are in financial distress, and some of our largest customers have filed for bankruptcy. We have been negatively impacted by the general economic environment and by the difficulties that are impacting our industry. Expectations for growth in demand for broadband services have not materialized, resulting in significant excess capacity in existing communications networks. This excess supply of bandwidth and the intense competition among industry participants have produced substantial pressure on the pricing of our services with decreases of up to 50% in recurring monthly charges. In addition, certain customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts will be cancelled, and we cannot forecast our ability to replace those cancelled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

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

All of our revenues are generated in the United States under contracts with our customers. During 2003 and into 2004, we continued to experience a trend of entering into shorter-term contracts with our customers. Previously, our customers typically entered into contracts with terms of three to five years. Increasingly, our customers are electing to purchase services for a contracted period of one year or only on a month-to-month basis.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. The pricing of all of our services has declined significantly over the past year, with transport services experiencing the greatest decreases. We expect our operating results to continue to be negatively impacted by decreases in the prices of our services.

The potential for growth of our revenues is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenues is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is decreasing, due to the industry rationalization. In addition, we currently do not anticipate expanding our network infrastructure to other carrier point facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

During the past year, customers have primarily purchased services from us only on an as-needed basis, when their network requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We have also experienced significant disconnections of services, as customers groom their networks to eliminate excess capacity. This loss of revenues, which may continue, has had a significant negative impact on our financial results.

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

The new transport services that we are providing are typically for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we experienced on a quarterly basis throughout 2003 and continuing through the third quarter of 2004 was a result of an increase in the number of circuits we provisioned, offsetting circuit disconnections and price declines.

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

Our access management services business has been steadily declining, and we expect it to continue to decline. The demand for access to commercial office properties from carriers has declined precipitously. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008. As such, we do not expect our customers to renew their access management contracts.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We have increased the number of our employees from 66 at the beginning of 2004 to 75 as of September 30, 2004. Prospectively, we do not anticipate significant changes in headcount, and we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses, typically represent the second largest component of our selling, general and administrative expenses. These fees, which primarily are attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, could increase prospectively due to the enhanced regulations regarding corporate governance and other compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of restricted stock and options to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. All of the costs are expensed as incurred. For the nine months ended September 30, 2004 reciprocal agreements accounted for $0.4 million, or 1.4%, of revenues and $0.4 million of our cost of services. For the nine months ended September 30, 2003, reciprocal agreements accounted for $0.4 million, or 1.8%, of revenue and $0.4 million of our cost of services.

For the quarter ended September 30, 2004, our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues and $0.1 million of our cost of services. For the quarter ended September 30, 2003, our reciprocal agreement accounted for $0.1 million, or 1.8%, of revenues and $0.1 million of our cost of services.

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

In the second quarter of 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

In the quarter ended September 30, 2004, we did not renew two of our off-net property leases. As a result, we abandoned the assets associated with these two properties. As a result, we recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation.

Impairment of Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceed their fair value. During the fourth quarter of 2003, we performed our annual impairment test and determined that we had an impairment of goodwill. Accordingly, we recorded a charge of $7.5 million to eliminate our remaining goodwill.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new_jersey.llc, also known as Gateway Colocation, and we recorded $2.3 million in goodwill as a result of this transaction. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under SFAS No. 142. As such, we performed our test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that $2.3 million of goodwill was impaired. We recorded a charge to eliminate all of our goodwill.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues for the nine months ended September 30, 2004 were $26.4 million compared to $19.5 million for the nine months ended September 30, 2003. We increased the number of our customers from 133 at September 30, 2003, to 152 at the end of 2003 and to 198 as of September 30, 2004, with the addition of domestic subsidiaries of international carriers to our customer base and of customers from the acquisition of Gateway Colocation, which closed on January 30, 2004. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

During the nine months ended September 30, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 10.3% of revenue for the nine month period. Upon confirmation of the award, we recognized this amount as revenue during the nine months ended September 30, 2004 for services previously provided and earned. The payment of the award of approximately $2.7 million in cash was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in the quarter ended March 31, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $14.7 million in on-net transport service revenues for the nine months ended September 30, 2004, up from $12.9 million for the nine months ended September 30, 2003. Off-net transport service revenues for the nine months ended September 30, 2004 were $2.5 million, up from $0.2 million for the nine months ended September 30, 2003. Revenues from colocation and other services were $4.7 million for the nine months ended September 30, 2004 up from $4.4 million for the nine months ended September 30, 2003, and revenues from communications access management services declined to $1.8 million for the nine months ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. Transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. We benefited from growth in transport services from our existing customer base, as well as through the addition of new customers. Prospectively, we expect that the current trends in our transport services will continue. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We are now expanding our Meet-Me-Room facility at 60 Hudson Street in New York City, and we expect that this project will be substantially completed by the end of 2004. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of which were our customers. We do not expect to sell any additional access services, and we believe our existing contracts for access services will not be renewed when they expire.

For the nine months ended September 30, 2004 and 2003, there were no individual customers that accounted for over 10.0% of our revenues, excluding revenues recognized in connection with the arbitration award. Our reciprocal agreement accounted for $0.4 million, or 1.4%, of revenues for the nine months ended September 30, 2004, compared to $0.4 million, or 1.8%, of revenues for the nine months ended September 30, 2003.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $10.0 million for the nine months ended September 30, 2004, compared to $6.2 million for the nine months ended September 30, 2003. The majority of our cost of services is occupancy expense, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services include license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 63.0% of cost of services, or $6.3 million, for the nine months ended September 30, 2004, compared to 77.0%, or $4.8 million, for the nine months ended September 30, 2003. This increase was primarily related to the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 16.1% of cost of services, or $1.6 million for the nine months ended September 30, 2004, compared to 15.2%, or $0.9 million for the nine months ended September 30, 2003, increased due to increased revenues generated from facilities that have revenue sharing license agreements. On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee to 12.0% of revenues, and an increase in the total annual rent amount from $2.1 million to $3.3 million. We expect the effect of these amendments will be a reduction in future rent expense at these facilities, as the reduction in the license fee percentage should more than offset the increase in base rent from such amendments. License fees are typically calculated as a percentage of the revenues that we generate in the respective facility, per our lease agreement with the facility, and are expensed as cost of services.

Maintenance and repair costs were 2.9% of cost of services for the nine months ended September 30, 2004, compared to 5.4% for the nine months ended September 30, 2003, and will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges were 17.8% of cost of services for the nine months ended September 30, 2004, compared to 2.0% for the nine months ended September 30, 2003. Going forward, these charges will increase commensurately with our growth in off-net transport services.

Our reciprocal agreement accounted for $0.4 million of our cost of services for the nine months ended September 30, 2004 compared to $0.4 million of our cost of services for the nine months ended September 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $11.7 million compared to $11.2 million for the nine months ended September 30, 2003. Personnel costs represented 66.1% of selling, general and administrative expenses for the nine months ended September 30, 2004 compared to 65.1% for the nine months ended September 30, 2003. Professional fees for the nine months ended September 30, 2004, decreased by $0.3 million from the same period in 2003 due primarily to the reimbursement of legal costs in connection with our arbitration proceeding. We recorded this reimbursement as a reversal of previously recorded expenses included in selling, general and administrative matters in 2003. We also recorded a one-time termination charge in June 2004 of $0.4 million related to the cancellation of a lease for unutilized space at a carrier hotel facility. We anticipate selling, general and administrative expenses to increase modestly throughout 2004 with the general growth of our business.

Stock Related Expense. Stock related expense for the nine months ended September 30, 2004 was $0.4 million. This non-cash expense relates to the amortization of deferred compensation recorded on restricted stock granted to our employees. Stock related expense recorded for the nine months ended September 30, 2003 was $0.1 million. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the nine months ended September 30, 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

During the nine months ended September 30, 2004, we did not renew two of our off-net property leases. As a result, we abandoned the assets associated with these two properties. As a result, we recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation. We did not record an impairment of property, plant and equipment during the nine months ended September 30, 2003.

Impairment of Goodwill. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. As such, we performed our test for the recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment for the nine months ended September 30, 2004. We did not record an impairment of goodwill during the nine months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was $6.8 million and $6.6 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Loss on early extinguishment of debt, net. The net loss on early extinguishment of debt of $9.0 million for the period ended September 30, 2003, was the result of both the termination of our capital lease obligations and a partial extinguishment of our credit facility. We recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million of indebtedness was 4.6 million shares of common stock, the issuance of 2.2 million warrants with an exercise price of $3.60 per share and a term of five years and the re-pricing of the exercise price of 3.0 million existing warrants from $3.60 to $0.03 per share. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt. On March 17, 2003, we entered into an agreement to terminate all of our remaining capital lease obligations for a payment of $85,000. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, partially offsetting our earlier loss. We did not have any early extinguishment of debt for the nine months ended September 30, 2004.

Interest Income. Interest income for the nine months ended September 30, 2004 was approximately $37,000 compared to approximately $37,000 for the nine months ended September 30, 2003. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the nine months ended September 30, 2004 was $1.5 million, compared to $1.7 million for the nine months ended September 30, 2003. Interest expense decreased primarily due to the repayment of $7.2 million of principal on our outstanding debt during the nine months ended September 30, 2004. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense will remain consistent with prior periods, as higher interest rates will be off-set by our rate reduction from LIBOR +450 basis points to LIBOR +300 basis points on May 18, 2004.

Net Loss. We reported a net loss of $15.9 million for the nine months ended September 30, 2004 compared to a net loss of $15.3 million for the nine months ended September 30, 2003. This change is a result of the aforementioned changes in our operations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues for the quarter ended September 30, 2004 were $8.1 million as compared to $6.7 million for the quarter ended September 30, 2003. We increased the number of our customers from 133 at September 30, 2003, to 152 at the end of 2003 and to 198 as of September 30, 2004, with the addition of domestic subsidiaries of international carriers to our customer base and of customers from the acquisition of Gateway Colocation, which closed on January 30, 2004. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $4.8 million in on-net transport service revenues for the quarter ended September 30, 2004, up from $4.5 million for the quarter ended September 30, 2003. Off-net transport service revenues for the quarter ended September 30, 2004 were $1.0 million, up from $0.1 million for the quarter ended September 30, 2003. Revenues from colocation and other services were $1.7 million for the quarter ended September 30, 2004 compared to $1.5 million for the quarter ended September 30, 2003, and revenues from communications access management services remained $0.6 million for the quarter ended September 30, 2004 and 2003.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. Transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. We benefited from growth in transport services from within our existing customer base, as well as through the addition of new customers. Prospectively, we expect that the current trends in our transport services will continue. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We are now expanding our Meet-Me-Room facility at 60 Hudson Street in New York City, and we expect that this project will be substantially completed by the end of 2004. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of which were our customers. We do not expect to sell any additional access services, and we believe our existing contracts for access services will not be renewed when they expire.

For the quarters ended September 30, 2004 and 2003, there were no individual customers that accounted for over 10.0% of our revenues. Our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues for the quarter ended September 30, 2004, compared to $0.1 million, or 1.8%, of revenues for the quarter ended September 30, 2003.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, was $3.7 million for the quarter ended September 30, 2004, compared to $2.2 million for the quarter ended September 30, 2003. The majority of our cost of services is occupancy expense, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 62.3% of cost of services, or $2.3 million, for the quarter ended September 30, 2004 compared to 76.0%, or $1.6 million, for the quarter ended September 30, 2003. This increase was primarily related to the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 13.3% of cost of services, or $0.5 million for the quarter ended September 30, 2004 compared to 17.7%, or $0.4 million for the quarter ended September 30, 2003, increased due to increased revenues generated from facilities that have revenue sharing license agreements. On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee to 12.0% of revenues, and an increase in the total annual rent amount from $2.1 million to $3.3 million. We expect the effect of these amendments will be a reduction in future rent expense at these facilities as the reduction in the license fee percentage should more than offset the increase in base rent from such amendments. License fees are typically calculated as a percentage of the revenues that we generate in the respective facility, per our lease agreement with the facility, and are expensed as cost of services.

Maintenance and repair costs were 4.1% of cost of services for the quarter ended September 30, 2004, compared to 2.1% for the quarter ended September 30, 2003, and will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges also were 20.1% of cost of services for the quarter ended September 30, 2004, compared to 3.9% for the quarter ended September 30, 2003. Going forward, these charges will increase commensurately with our growth in off-net transport services.

Our reciprocal agreement accounted for $0.1 million of our cost of services for the quarter ended September 30, 2004 compared to $0.1 million for the quarter ended September 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2004 were $3.9 million compared to $3.8 million for the quarter ended September 30, 2003. Personnel costs represented 65.8% of selling, general and administrative expenses for the quarter ended September 30, 2004 compared to 62.1% for the quarter ended September 30, 2003. We anticipate selling, general and administrative expenses to increase modestly throughout 2004 with the general growth of our business.

Stock Related Expense. Stock related expense for the quarter ended September 30, 2004 was $0.1 million. This non-cash expense relates to the amortization of deferred compensation recorded on restricted stock granted to our employees. Stock related expense recorded for the quarter ended September 30, 2003 was $0.1 million The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the three months ended September 30, 2004, we did not renew two of our off-net property leases. As a result, we abandoned the assets associated with these two properties. We recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation. We did not record an impairment of property, plant and equipment during the three months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization expenses for the quarters ended September 30, 2004 and 2003 were $2.2 million and $2.2 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the quarter ended September 30, 2004 was approximately $18,000, compared to approximately $11,000 for the quarter ended September 30, 2003. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the quarter ended September 30, 2004 was $0.5 million, compared to $0.6 million for the quarter ended September 30, 2003. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. Interest expense decreased, as our interest rate was decreased from LIBOR +450 basis points to LIBOR +300 basis points on May 18, 2004.

Net Loss. We reported net loss of $2.3 million for the quarter ended September 30, 2004 compared to a net loss of $2.1 million for the quarter ended September 30, 2003. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and net loss for the nine months ended September 30, 2004 of $14.5 million and $15.9 million, respectively, compared to a loss from operations and a net loss of $4.6 million and $15.3 million, respectively, for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, cash provided by operating activities was approximately $4.3 million, and cash purchases of property, plant and equipment were $2.3 million, compared to cash used to fund operating activities of $0.5 million and $1.8 million of cash purchases of property, plant and equipment for the nine months ended September 30, 2003.

For the nine months ended September 30, 2004 we used $42,000 in net cash for financing activities primarily for our repayment of notes payable of $7.2 million, which was offset by our private placement of equity securities in January 2004. For the nine months ended September 30, 2003 we received $2.2 million in net cash proceeds from financing activities primarily in connection with our recapitalization transaction, which occurred in January 2003.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new_jersey.llc, also known as Gateway Colocation. Gateway Colocation operated a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of our common stock with a fair value of $4.6 million on the closing date and approximately $170,000 in cash. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of September 30, 2004, there were no additional shares required under the “earn-out” provision.

Subsequently, in June 2004, we performed a test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment.

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

We utilized a portion of the gross proceeds to repay $2.1 million of term loan indebtedness underlying the credit facility and to cancel $1.1 million of letters of credit by providing cash securing deposits in lieu thereof. We also permanently reduced our availability to issue letters of credit by $0.9 million. In doing so, we satisfied the mandatory automatic reductions of commitments of the credit facility for 2004, as discussed below. By canceling the letters of credit, $0.5 million of restricted cash previously held as cash collateral was made available for general corporate purposes. Furthermore, we repaid $3.5 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

In connection with the consummation of both the Gateway Colocation acquisition and equity financing on January 30, 2004, we entered into certain transactions with the lenders under our credit facility. We executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of September 30, 2004 we had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on our condensed consolidated financial statements.

On February 12, 2004, we issued 200,000 shares of common stock and paid $0.3 million in cash to a customer in settlement of certain litigation matters. The price on the date of the issuance was $1.61 per share. This settlement was accrued for as of December 31, 2003.

On March 10, 2004, we were notified that we prevailed as the claimant in an arbitration proceeding regarding a breach of contract. We were awarded approximately $2.7 million in cash, payment of which was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in the nine months ended September 30, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

On April 13, 2004, we repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

On September 1, 2004, the Company amended its lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee to 12.0% of revenues, and an increase in the total annual rent amount from $2.1 million to $3.3 million. In conjunction with the amendments, the Company issued 2,549,858 warrants with an exercise price of $0.01 and a term of five years. The fair value of the warrants as of September 1, 2004 was approximately $2.0 million, using the Black-Scholes option pricing model with the following assumptions used as of September 1, 2004: risk-free interest rates of 3.32%, expected dividend yields of 0%, expected life of five years to expiration and expected volatility of 357%. In accordance with Emerging Issues Task Force Issue (“EITF”) 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” the fair value of the warrants was recorded as deferred rent (a contra-equity) to be amortized into cost of services over the life of the leases.

As of September 30, 2004, we had $15.1 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $5.5 million of available borrowing capacity and $0.4 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The weighted average interest rate on our outstanding borrowings under the facility was 4.89% at an applicable borrowing rate of LIBOR+300 basis points. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of September 30, 2004. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment. Under our current operating plan, we do not anticipate any non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement.

We spent approximately $2.3 million in capital expenditures during the nine months ended September 30, 2004, primarily for the implementation of customer orders, including the purchase of networking equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $1.8 million for the nine months ended September 30, 2003. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2004, we expect to invest $3.0 million to $4.0 million in capital expenditures, primarily for customer order activity and expansion of the 60 Hudson Street Meet-Me-Room facility in New York City. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the nine months ended September 30, 2004, holders of warrants exercised warrants for 0.6 million shares of common stock with an exercise price ranging from $0.001 to $0.03 per share. During the nine months ended September 30, 2004, we granted options to purchase an aggregate of 13,300 shares of common stock to employees with a weighted average exercise price of $1.42 per share. Also during the nine months ended September 30, 2004, we granted of 0.1 million shares of restricted stock to employees with a weighted average price of $1.67 per share.

As of November 1, 2004, we had approximately 51.0 million shares of common stock outstanding, or approximately 60.6 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

We believe that the completion of the transactions that constituted our prior recapitalization in 2002 and 2003 and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However, from time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. However, there can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding of our ongoing operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 as filed on July 9, 2004. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in, or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of September 30, 2004, we had borrowed $15.1 million under our credit facility, with a current weighted average interest rate of 4.89%.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 10, 2004

FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,151	$3,488
Restricted cash	1,873	2,337
Accounts receivable, net of allowance of $717 and $721 at September 30, 2004 and December 31, 2003, respectively	4,032	3,785
Prepaid expenses,	651	754

Total current assets	11,707	10,364
Property, plant and equipment, net	74,941	86,958
Other Assets:
Other intangible assets, net of accumulated amortization of $85 at September 30, 2004	401	—
Deferred charges, net of accumulated amortization of $1,376 and $1,402 at September 30, 2004 and December 31, 2003, respectively	1,920	2,035
Other assets	1,264	261

Total other assets	3,585	2,296

TOTAL ASSETS	$90,233	$99,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,607	$3,598
Accrued expenses	3,691	5,138
Deferred revenues—current portion	3,847	4,584
Notes payable—current portion	4,460	1,795

Total current liabilities	16,605	15,115
Long-Term Liabilities:
Notes payable, less original issue discount of $1,775 and $2,308 at September 30, 2004 and December 31, 2003, respectively	8,955	18,330
Deferred revenues	3,117	1,439

Total liabilities	28,677	34,884

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 50,999,372 and 40,540,334 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	51	41
Additional paid-in-capital and other	444,439	429,991
Deferred compensation	(4,582)	(4,797)
Deferred rent (warrants)	(1,949)	—
Accumulated deficit	(376,403)	(360,501)

Total stockholders’ equity	61,556	64,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,233	$99,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 30,
	2004	2003
		(As restated – see Note 6)
Revenues	$26,379	$19,508
Operating expenses:
Cost of services (exclusive of items shown separately below)	9,999	6,209
Selling, general and administrative expense excluding stock related expense	11,732	11,225
Stock related expense for selling, general, and administrative matters	389	89
Impairment of property, plant and equipment	9,603	—
Impairment of goodwill	2,309	—
Depreciation and amortization	6,800	6,602

Total operating expenses	40,832	24,125

Loss from operations	(14,453)	(4,617)
Loss on early extinguishment of debt, net	—	(8,951)
Interest income	37	37
Interest expense	(1,486)	(1,747)

Net loss	$(15,902)	$(15,278)

Net loss per share—basic and diluted	$(0.32)	$(0.42)
Weighted average common shares outstanding—basic and diluted	49,904	36,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2004	2003
Revenues	$8,149	$6,680
Operating expenses:
Cost of services (exclusive of items shown separately below)	3,675	2,152
Selling, general and administrative expense excluding stock related expense	3,872	3,786
Stock related expense for selling, general, and administrative matters	130	89
Impairment of property, plant and equipment	129	—
Depreciation and amortization	2,192	2,223

Total operating expenses	9,998	8,250

Loss from operations	(1,849)	(1,570)
Interest income	18	11
Interest expense	(462)	(553)

Net loss	$(2,293)	$(2,112)

Net loss per share—basic and diluted	$(0.04)	$(0.05)
Weighted average common shares outstanding—basic and diluted	51,019	38,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,902)	$(15,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,800	6,602
Stock related expense	389	89
Loss on early extinguishment of debt, non-cash portion		8,899
Capitalized accrued interest on notes payable		648
Impairment of property, plant and equipment	9,603	—
Impairment of goodwill	2,309	—
Decrease (increase) in restricted cash	463	(2,333)
Other non-cash items	802	725
Change in assets and liabilities:
Increase in accounts receivable	(246)	(659)
Decrease in prepaid expenses	103	226
(Increase) decrease in other assets	(1,003)	6
Increase (decrease) in accounts payable	1,201	(420)
(Decrease) increase in accrued expenses	(1,124)	36
Increase in deferred revenues	942	926

Cash provided by (used in) operating activities	4,337	(533)

Cash flows from investing activities:
Acquisition of Gateway Colocation	(382)	—
Capital expenditures	(2,250)	(1,775)

Cash used in investing activities	(2,632)	(1,775)

Cash flows from financing activities:
Payment of financing costs of debt financings	(297)	(363)
Payment of financing costs of equity financings	(520)	(810)
Repayment of capital lease obligation	—	(85)
Repayment of notes payable	(7,225)	—
Proceeds from issuance of equity securities	8,000	3,500

Cash (used in) provided by financing activities	(42)	2,242

Net increase (decrease) in cash and cash equivalents	1,663	(66)
Cash and cash equivalents at beginning of period	3,488	3,788

Cash and cash equivalents at end of period	$5,151	$3,722

Supplemental disclosures of cash flow information:
Interest paid	$580	$274
Non-cash financing activities:
Conversion of accrued interest into notes payable	$—	$385
Conversion of notes payable into common stock	$—	$13,382
Common stock issued for acquisition of Gateway Colocation	$4,565	$—
Warrants issued for lease amendments	$1,963	$—

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

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and 96.386% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns 3.614% of Devnet all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

The Company has telecommunications license agreements with building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet also has entered into contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company’s ability to execute its business strategy and operating plan.

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

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company has a restricted cash account used as collateral to secure the funding obligations for a portion of its outstanding letters of credit, which are in lieu of cash security deposits for real estate leases. The restricted cash can be substituted by a letter of credit.

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

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each contract with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Revenue is recognized over the service contract period for all general services. If the Company determines that collection of a receivable is not reasonably assured, it defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts. All deferred revenues that will not be earned in the next 12 months have been classified as long-term.

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

As of September 30, 2004 and 2003 the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services in the amount of approximately $0.4 million for the nine months ended September 30, 2004 and 2003. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the nine months ended September 30, 2004 and 2003 was approximately $0.4 million.

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

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months and the three months ended September 30, 2004 and September 30, 2003, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company had concentration of credit risk in its customer base. The Company performs ongoing credit evaluations of its customers’ respective financial condition. As of September 30, 2004, no customer accounted for over 10% of the Company’s total accounts receivable, and as of December 31, 2003, one customer accounted for 12.2% of the Company’s total accounts receivable.

For the three and nine months ended September 30, 2004 and 2003, there were no individual customers that accounted for over 10% of the Company’s total revenue, excluding revenues recognized in connection with the Company’s arbitration award during the nine months ended September 30, 2004.

The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts based upon its historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant number of the Company’s customers have filed for bankruptcy or are otherwise in financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

As of September 30, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the nine months ended September 30, 2004, the Company wrote off approximately $28,000 in the allowance for doubtful accounts and recovered approximately $24,000 due to the sale of securities received as a result of the bankruptcy of a former customer, and there were no charges to bad debt expense. During the nine months ended September 30, 2003, the Company wrote off approximately $0.3 million in the allowance for doubtful accounts, and there were no charges to bad debt expense.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
(unaudited)
Net loss, as reported	$(15,902)	$(15,278)	$(2,293)	$(2,112)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(404)	(3,104)	(134)	(855)

Pro forma net loss	$(16,306)	$(18,382)	$(2,427)	$(2,967)
Net loss per share:
As reported: Basic and diluted	$(0.32)	$(0.42)	$(0.04)	$(0.05)
Pro forma: Basic and diluted	$(0.33)	$(0.51)	$(0.05)	$(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in September 30, 2004 and 2003: risk-free interest rates of 4.18%, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 357%. The Company issued its options in 2003 and 2004 at fair market value.

On July 30, 2003, the Company issued 4.7 million shares of restricted stock and 0.4 million stock options at an exercise price of $1.13 per share to employees and directors under its Equity Incentive Plan. During 2004 and 2003, 0.1 million shares and 0.3 million shares of restricted stock, respectively, were returned to the Company as the result of employee terminations prior to vesting. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized on a straight-line basis over the vesting period.

During the nine months ended September 30, 2004, the Company granted 0.1 million shares of restricted stock to employees with a weighted average price of $1.67 per share and 13,300 stock options with a weighted average exercise price of $1.42 per share.

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

Revenues were generated by providing transport, colocation and communications access management services to customers. The Company recognized $14.7 million in on-net transport service revenues for the nine months ended September 30, 2004. Off-net transport service revenues for the nine months ended September 30, 2004 were $2.5 million. Revenues from colocation and other services were $4.7 million for the nine months ended September 30, 2004, and revenues from communications access management services were $1.8 million for the nine months ended September 30, 2004. The Company also recognized $2.7 million in revenues in the nine months ended September 30, 2004 due to an award from an arbitration proceeding, in which it was the prevailing claimant.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity, and therefore the adoption of this interpretation did not have any impact on the Company’s consolidated financial position or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Computer software	$227	$200
Computer equipment	416	256
Leasehold improvements	31	30
Office equipment and furniture	146	146
Network equipment and infrastructure	105,336	113,858

Subtotal	106,156	114,490
Accumulated depreciation	(31,215)	(27,532)

Property, plant and equipment, net	$74,941	$86,958

Depreciation expense on property, plant and equipment was $6.7 million and $6.6 million for the nine months ended September 30, 2004 and 2003, respectively. Depreciation expense on property, plant and equipment was $2.2 million for the three months ended September 30, 2004 and 2003.

4. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new_jersey.llc, also known as Gateway Colocation. Gateway Colocation operated a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was an acquisition of assets treated as a business combination subject to purchase accounting. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of the Company’s common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock of the Company as of the closing date without first receiving stockholder approval. FiberNet filed a registration statement with the Securities and Exchange Commission which was declared effective on April 14, 2004 covering the resale of the shares issued at closing, and has agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of September 30, 2004, there were no additional shares required under the “earn-out” provision. In connection with the closing of the acquisition, Oskar Brecher, a founder of Gateway Colocation, was appointed to the board of directors of the Company.

In connection with the acquisition, the Company paid $432,000 in cash (including acquisition costs of approximately $262,000), and on January 30, 2004 issued to Gateway Colocation 2.9 million shares of common stock with fair value of approximately $4.6 million on the date issued. The acquisition was accounted for under the purchase method of accounting. The assets acquired were recorded at their estimated fair values as determined by the Company based on information currently available and on current assumptions about future operations. Pro forma financial statements were not presented as the acquisition was not deemed significant.

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

5. SIGNIFICANT EVENTS

On January 30, 2004 in a transaction unrelated to the acquisition of Gateway Colocation, the Company entered into a Common Stock Purchase Agreement (the “Investor Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Investor Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share. Additionally, the company issued 256,000 shares of common stock to a placement agent.

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

In connection with the consummation of both the acquisition described in Note 4 and equity financing described above, the Company entered into certain transactions with the lenders under its credit facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of September 30, 2004, the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no material difference in value. Therefore the re-pricing of warrants had no impact on the Company’s condensed consolidated financial statements.

Unrelated to any transactions discussed above, during the nine months ended September 30, 2004, various investors exercised an aggregate of 249,000 warrants.

In February 2004, the Company settled a threatened litigation matter by issuing 200,000 shares of common stock and making a one-time cash payment of $0.3 million. As a result of the settlement of this outstanding litigation matter, FiberNet recorded a $0.5 million expense in selling, general and administrative expenses for the period ended December 31, 2003. A portion of this settlement was covered by insurance, and the Company recorded an outstanding receivable of approximately $0.2 million related to the insurance coverage for this claim.

On March 10, 2004, the Company was notified that it prevailed as the claimant in an arbitration proceeding regarding a breach of contract. FiberNet was awarded approximately $2.7 million in cash, payment of which was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and the Company recognized this amount as revenues in the nine months ended September 30, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. The Company has recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003.

Also in connection with this arbitration award, the Company recognized an additional $0.3 million in revenues that were previously deferred. The Company did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

On April 13, 2004, the Company repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement. As of September 30, 2004, the Company had $5.5 million of available borrowing capacity and $0.4 million of availability to issue letters of credit under the credit facility, again subject to compliance with the terms of the credit agreement.

On May 17, 2004 the Company settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. The Company agreed to concede its claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. The Company also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which the Company had accrued $1.1 million as a liability. As a result, the Company recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

On June 15, 2004, the Company recorded a one-time termination charge of $0.4 million related to the cancellation of a fifteen-year lease commitment for unutilized space at a carrier hotel.

On September 1, 2004, the Company amended its lease agreements for facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee to 12.0% of revenues, and an increase in the total annual rent amount from $2.1 million to $3.3 million. In conjunction with the amendment, the Company issued 2,549,858 warrants with an exercise price of $0.01 and a term of five years. The fair value of the warrants as of September 1, 2004 was approximately $2.0 million, using the Black-Scholes option pricing model with the following assumptions used as of September 1, 2004: risk-free interest rates of 3.32%, expected dividend yields of 0%, expected life of five years to expiration and expected volatility of 357%. In accordance with

Emerging Issues Task Force Issue (“EITF”) 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” the fair value of the warrants was recorded as deferred rent (a contra-equity) to be amortized into cost of services over the life of the lease.

In the quarter ended September 30, 2004, the Company did not renew two of its off-net property leases. As a result, the Company abandoned the assets associated with these two properties. As a result, the Company recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation.

6. RESTATEMENT

Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended March 31, 2004, the Company determined that the loss on early extinguishment of debt should have been classified in other expenses rather than operating expenses in its consolidated statement of operations. This reclassification resulted in a reduction of loss from operations of $9.0 million for the nine months ended September 30, 2003.