Form 10-K
period 2004-12-31
FIBERNET TELECOM GROUP INC\
filed 2005-03-30
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of July 6, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $25,706,033, as computed by reference to the price at which the common stock was last sold on June 30, 2004.

The number of shares outstanding of the registrant’s common stock, as of March 24, 2005, was 50,981,572 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I

ITEM 1. BUSINESS

Overview

We deploy, own and operate fiber-optic networks designed to provide comprehensive broadband connectivity for data, voice and video transmission to other telecommunications service providers in major metropolitan areas. These networks provide an advanced, high-bandwidth, fiber-optic solution to support the demand for network capacity in the local loop and enable the interconnection of multiple carriers’ networks. Our primary business is to provide optical and electrical broadband circuits within and between carrier hotels, which are industrial buildings where service providers exchange and route communications traffic. We also provide colocation in these facilities for our customers to house their communications equipment. Our networks support multiple domestic and international transmission protocols including synchronous optical network, or SONET, SDH, Ethernet, Frame Relay, asynchronous transfer mode, or ATM and Internet Protocol, or IP. We have lit multiple strands of fiber on a redundant and diversely routed architecture throughout the New York City metropolitan area, as well as in Los Angeles, to deliver optical wavelengths and broadband connections with bandwidth ranging from 1.5 megabits per second to 10.0 gigabits per second.

Industry Background

Over the past decade, there has been significant growth in communications services, due in large part to the advent of the Internet and the deregulation of the telecommunications industry. This increase in bandwidth intensive data applications and services has resulted in additional demand for transmission capacity on national and international communications networks. More businesses are relying on communications services to conduct mission critical operations, increasing the need for greater network reliability, security and speed.

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

Our Solution

We are focused on owning and operating advanced broadband networks that provide superior capacity to service providers in metropolitan areas. We design, install and operate local loop networks to provide wholesale end-to-end broadband connectivity that is scalable, reliable and secure. We also enter into strategic agreements with building owners and managers pursuant to which we manage the communications access and infrastructure in their buildings. The following are key elements of our solution:

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

Rapid Provisioning of Services. Our optical local loop network gives us the ability to provision new circuits in as little as eight business days through our centralized network operations center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers’ bandwidth requirements. Our customers can order capacity with minimal lead-time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers’ decisions to order our services.

Our Strategy

Our goal is to be the preferred facilities-based provider of network capacity in our markets. We intend to serve select, commercial office properties and major carrier hotels in our markets with end-to-end optical connectivity that enables our customers to provide next generation services and applications to end-users and to rapidly interconnect their own networks. Our strategy for achieving these goals includes the following key elements:

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

Strengthen and expand upon our relationships with customers. We believe that our local loop end-to-end fiber-optic connectivity is a compelling service offering to our customers. We intend to promote:

•	our open architecture that supports multiple transmission protocols;

•	our ability to provide connectivity to multiple broadband carriers;

•	our rapid provisioning time;

•	our ability to increase transport capacity rapidly to meet our customers’ needs; and

•	the carrier-class reliability of our networks.

We believe that our wholesale strategy provides for a broad customer base. Our potential customers include ILECs, RBOCs, competitive local exchange carriers, or CLECs, inter-exchange carriers, or IXCs, Internet service providers, or ISPs, application service providers, or ASPs, post telephone & telegraph administrators, or PTTs, and integrated communications providers, or ICPs. We intend to strengthen our relationships with our existing customers and actively market our service offerings to this broad range of customers. As of December 31, 2004, we had 213 customers, including AT&T, Bell Nexxia, BellSouth, British Telecom, China Telecom, China Netcom, Entel Chile, Equant, FLAG Telecom, France Telecom, NTT America, Qwest, SBC Communications, Sprint, SwissCom, T-Systems (formerly Deutsche Telekom), Verizon and WilTel Communications.

Develop the platforms that enable our customers to offer new services to their end-users. We believe that as technology continues to develop, there will be potential opportunities for our customers to provide new services. To keep pace with this anticipated demand, we intend to continue to ensure that our network architecture provides the connectivity, scalability, performance and flexibility necessary for the rapid introduction of new services. We regularly test equipment with the intention of adopting new technologies that can be integrated into our networks in order to improve performance and decrease the cost of operating our network.

Our Services

Our services include the following:

Transport

Our transport services consist of optical wavelengths and broadband circuits with capacity ranging from 1.5 megabits per second to 10.0 gigabits per second. We offer transport services utilizing different transmission protocols, including the SONET protocol used primarily in North America and the international protocol, SDH. We also provide Ethernet connections from 10.0 megabits per second to one gigabit per second. In certain of our carrier hotel facilities and our on-net and off-net buildings, we provide vertical connectivity, as well.

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

Meet-Me-Room Cross Connections. At 60 Hudson Street in New York City, one of the premier carrier hotels in the world, we operate the meet-me-room, a centralized, carrier-class cross connection facility. This facility enables us to offer our customers a single facility within the carrier hotel where they can cross connect with one another in a secure, rapid and cost-effective manner.

Network Solutions Transport. We provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers and purchase the underlying circuits from other wholesale, telecommunications carriers. We offer network solutions transport in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas.

Colocation

In select carrier hotels and buildings, we offer our customers racks, cabinets or cages where they can locate their networking equipment. We also offer additional services, including AC/DC power, fire protection, security, network maintenance and heating, ventilation and air conditioning, or HVAC.

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

Our primary carrier point facilities in the New York metropolitan area are located in 60 Hudson Street and 111 Eighth Avenue in New York City, and 165 Halsey Street in Newark, New Jersey. We have established eight other secondary carrier point facilities in New York City, Long Island and New Jersey, which we have connected to 60 Hudson Street, 111 Eighth Avenue and 165 Halsey Street via our metropolitan transport networks. Our primary carrier point facility in Los Angeles is located at 707 Wilshire Boulevard. We have four secondary carrier point facilities in Los Angeles. By establishing our presence in multiple carrier hotels we increased our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers. Although we currently have no plans to add additional carrier point facilities, we continually monitor and evaluate each of our markets to assess the viability of our existing facilities and to determine if the development of additional facilities is warranted. At our primary sites we offer colocation facilities in addition to transport and interconnection services. In certain of our secondary carrier point facilities, we have colocated in other carriers’ facilities.

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

Occupants of our meet-me-room have access to our vertical in-building network within 60 Hudson Street and to our metropolitan transport networks, which connects them with other carrier hotels and our on-net buildings.

Metropolitan Transport Networks

We acquire dark fiber rights, install our own optical transmission equipment to light the fiber and then provide lit circuits to carriers for the transport of traffic in the out-of-building local loop. We light the dark fiber in ring configurations with optical networking gear, establishing connectivity between carrier point facilities and our on-net buildings.

Our networks typically transmit data at 2.5 gigabits per second, or Gbps (OC-48), and at times, up to 10.0 Gbps (OC-192). We use dense wave division multiplexing technology to increase capacity on our networks. Dense wave division multiplexing can increase the bandwidth of a single fiber-optic strand by transmitting signals on up to 32 different wavelengths of light on a single fiber, therefore enabling the transmission of up to 32 times more information on an existing fiber-optic strand.

Our existing metropolitan transport networks consist of OC-48 SONET and protocol independent rings deployed in midtown Manhattan, downtown Manhattan, New York/Long Island, New York/New Jersey and Los Angeles.

FiberNet In-Building Networks (FINs)

Our FIN is an advanced central distribution network that we deploy in our on-net buildings and certain carrier hotels in which we have facilities to provide communications transport within the building. The standard design specifications for our FINs are tailored to each building. We are committed to building the most secure, reliable fiber-optic systems that adhere to the highest technical standards in the industry. We strive to provide a system that is flexible, expandable, and able to meet the needs of our customers. To date, we have constructed our FINs in 20 commercial office properties in New York and Chicago. We are not currently considering the deployment of additional FINs in office properties.

Our in-building fiber-optic network infrastructure consists of:

Direct and diverse routing to our metropolitan transport network. Our metropolitan transport network enters an on-net building at one or two discrete points and interconnects with the FIN in our central equipment room or fiber vault in the basement of the building. Diverse routing and interconnection in the building basement enables the seamless transfer of traffic between the FIN and our high-bandwidth metropolitan transport network. We offer dedicated bandwidth without over-subscription directly between the tenants’ or customers’ premises and our carrier point facilities, so that our customers avoid congestion or a bottleneck, as traffic is transmitted from our FINs to our out-of-building metropolitan transport networks.

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

Network Operations Center

We monitor and manage traffic on our networks from our NOC located in Newark, New Jersey. Our NOC enables us to provision circuits to any point on our networks and to provide timely customer support and maintenance from a centralized location. Our networks are monitored and maintained 24 hours a day, 7 days a week.

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

In the past few years, general economic weakness and oversupply have severely impacted the telecommunications industry, and a large number of our customers have experienced significant financial distress. Many companies made sizable investments building new communications networks, multiplying the amount of available transmission capacity. However, the expected demand for broadband connectivity has not been realized in many segments of the market. Although applications for telecommunications network capacity have been developed, the actual demand for capacity from those applications has not met industry expectations. As a result, this unrealized demand for bandwidth has created significant excess capacity, depressing the market for communications services. There has been an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings and business failures, which have contributed to the financial distress that many companies in the telecommunications industry are currently experiencing. Customers that have filed for bankruptcy in the past year include Callipso Networks and Universal Access. The number of bankruptcies have declined over the past year, however, we believe that other customers may file for bankruptcy in the future.

Transport and Colocation Customers

We target service providers seeking cost-effective, flexible, reliable, broadband network connectivity in the local loop. The increase in communications traffic and data intensive applications and the deregulation of the telecommunications industry has resulted an increased number of service providers operating in the local loop market. Many of these providers do not have their own metropolitan networks and rely on us for transport in the local loop. Our customer base also includes providers that have their own local networks, but do not have sufficient bandwidth to meet their customers’ needs or are seeking shorter installation intervals and will benefit from our faster provisioning times. We also generate transport traffic through agreements with our colocation customers.

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

As of December 31, 2004, our transport and colocation customers included AT&T, Bell Nexxia, BellSouth, British Telecom, China Telecom, China Netcom, Entel Chile, Equant, FLAG Telecom, France Telecom, NTT America, PPL Telecom, Qwest, SBC Communications, Sprint, SwissCom, T-Systems (formerly Deutsche Telekom), Verizon and WilTel Communications.

Access Management Customers

Our access management customers include service providers that want access to our on-net and off-net buildings to provide communications services to tenants in the building. As of December 31, 2004, our access customers included Cogent Communications, Con Edison Communications, XO Communications, IntelliSpace, Yipes and QwestLink.

Competition

The market for our services is very competitive. Our competitors include established and new communications companies.

Local Telephone Companies. In New York City and Los Angeles, we face significant competition from the incumbent carriers that currently dominate local communications markets, and CLECs, which are increasing their market penetration for local communications services. ILECs, including Verizon Communications, have several competitive advantages over us, including an established brand name, extensive network infrastructure and significant capital resources. As a result of the Telecommunications Act of 1996, ILECs are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to our services. Moreover, ILECs also sell wholesale connectivity in the local loop, which competes with our local loop transport services. Various other competitive communications providers also own communications infrastructure in the local loop. Some of these carriers currently compete with us in the market for providing broadband transmission capacity in the local loop, and such competition may increase in the future.

Other In-Building Communications Providers. Certain integrated communications providers are deploying their own network infrastructure in commercial office properties in our markets to provide communications services to tenants. These include, but are not limited to, AT&T, MCI and XO Communications. These companies build networks on which they offer retail and wholesale services. Consequently, they directly compete with us. We have competed and will continue to compete with some of these companies for in-building communications services and license agreements.

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

Fixed Wireless Service Providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high-speed inter-building communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small- and medium-sized business customers and have business strategies that are similar to ours. These providers include Sprint, MCI and XO Communications.

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

On July 31, 2000, we consummated a corporate reorganization in order to acquire Devnet L.L.C. As a result of this reorganization, we became a holding company that directly owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and 96% of the outstanding membership interests in Devnet L.L.C., a Delaware limited liability company. FiberNet Operations directly owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation, and the remaining 4% of Devnet. FiberNet Telecom, Inc. owns all of the outstanding membership interests in Local Fiber, LLC and FiberNet Equal Access, LLC, both New York limited liability companies. We conduct our primary business operations through our operating subsidiaries, Local Fiber, FiberNet Equal Access and Devnet.

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

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last nine years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934 (“Act”).

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

As a competitive provider of local and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to the contribution to numerous funds to the extent we provide interstate services or obtain numbers for end user customers. These funds include the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low-income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 10.7% of gross interstate end-user telecommunications revenues for the first quarter of 2005, and may be higher in subsequent quarters and years. The FCC is reviewing its current universal service assessment, contribution, and recovery rules. Changes to the universal service rules could affect our revenues. FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross interstate end-user telecommunications revenues. Our contribution obligations historically have been minimal because our customer base has been predominately carriers rather than end users and the services local or intrastate. Our contribution obligations could increase should we provide more services to end users.

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

Local Exchange Carrier Regulation. The Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, and imposes additional requirements on ILECs. CLECs compete with the ILECs for local subscribers of telecommunications services. As discussed under our state regulation section, Local Fiber provides local transport services and has obtained authorization as a CLEC to provide telecommunications services in the states of New York, Illinois, New Jersey, and California. However, because of the nature of Local Fiber’s service offerings, not all CLEC obligations will apply to us. As a CLEC, Local Fiber is subject to any requirement imposed by the FCC that is generally applicable to local exchange carriers or LECs. In addition, LEC regulations affect us to the extent that they have a direct effect on our carrier customers. Congress currently is considering wholesale changes to the Act, which could affect Local Fiber’s rights and obligations.

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

In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. The FCC also initiated a comprehensive review of its pricing regime for network elements in 2003. In March 2004, the DC Circuit vacated much of the FCC’s August 2003 decision and remanded the case back to the FCC for further consideration. In response to the remand, the FCC issued new rules in February 2005 regarding the network elements ILECs are required to make available. Those rules currently are being challenged before the same federal court of appeals. Although Local Fiber does not rely solely on network elements purchased from ILECs, the outcome of any appeal or any subsequent FCC action could adversely affect Local Fiber’s ability to obtain the elements of the ILECs’ networks it requires to provide service to its customers. In addition, any changes to the pricing scheme for network elements may affect Local Fiber’s revenues. To the extent our customers buy unbundled network elements from the ILEC, further revisions of the interconnection and local competition provisions of the Act, including access to unbundled network elements or pricing, could affect the growth opportunities for some of our customers and thus demand for our services.

The FCC has also adopted rules regarding how telecommunications carriers compensate each other for the transport and termination of telecommunications traffic. In April 2001, the FCC issued an order limiting the amount of compensation to be paid to terminate some traffic bound for Internet Service Providers (“ISP-bound traffic”) and eliminating compensation for other ISP-bound traffic. On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC’s order back to the FCC for further consideration. The FCC has taken no action on the remand from the federal court. In addition, the FCC is exploring methods to unify intercarrier compensation and access charges, and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as several other alternative approaches to modifying the existing intercarrier compensation regimes. Our revenues may be negatively affected by FCC and court decisions on compensation matters.

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

As of December 31, 2004, there was no federal legal requirement that owners or managers of privately owned commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, regulations in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi- tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s rules prohibit carriers from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

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

Employees

As of December 31, 2004, we had 75 employees, including 44 in engineering and network operations, 16 in sales and marketing and 15 in finance and administration. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet, of which we are subleasing approximately 5,100 square feet. The term for these premises expires in 2008. We also lease additional office space in Garden City, New York consisting of 3,800 square feet under a lease that expires in 2005. In addition, we have office space in Rochester, New York, our former headquarters, which we are subleasing. Such lease, which consists of 15,000 square feet, expires in 2005. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and at 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 30,039 square feet, both of which expire in 2015. The lease at 111 Eighth Avenue is for 5,672 square feet and expires in 2015. In Newark, New Jersey, we lease a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street, which expires in 2016. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of our on-net buildings for our central equipment rooms. We currently do not intend to lease additional space in the next 12 months. However, we regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock

On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol “FTGX”. Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol. On May 24, 2002, we received approval from The Nasdaq Stock Market to transfer our listing from the Nasdaq National Market System to the Nasdaq SmallCap Market System.

The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nadsdaq SmallCap Market System from January 1, 2003 through December 31, 2004:

	2004		2003
	High	Low	High	Low
Quarter ending March 31	$1.84	$1.20	$3.90	$1.50
Quarter ending June 30	$1.50	$0.89	$1.80	$1.00
Quarter ending September 30	$1.06	$0.72	$1.74	$1.03
Quarter ending December 31	$0.92	$0.60	$1.69	$1.12

As of March 24, 2005, there were 137 holders of record of our common stock and, according to our estimates, approximately 5,500 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

as of December 31, 2004

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	736,490	$31.72	1,421,390
Equity compensation plans not approved by security holders	2,748,116	$0.45	—

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

Lease Amendment Warrants, dated October 29, 2004: provided common stock purchase warrants to Westport Communications, LLC in connection with the amendment of our leases at 60 Hudson Street, to purchase an aggregate of 2,549,858 shares of our common stock at a purchase price of $.01 per share, with an expiration date of September 1, 2009.

Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

The consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The previous periods referred to above were audited by Arthur Andersen LLP, independent public accountants.

CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenues	$13,117	$31,195	$25,334	$26,604	$34,579
Operating expenses:
Cost of services (exclusive of items shown separately below)	5,388	13,801	7,537	8,806	13,776
Selling, general and administrative expenses	27,072	32,917	16,053	16,409	15,986
Stock related expense for selling, general and administrative matters	8,468	(1,172)	225	222	518
Impairment of property, plant and equipment	—	51,848	13,175	1,346	9,468
Impairment of goodwill	—	56,467	—	7,509	2,309
Depreciation and amortization	7,652	15,319	10,346	8,840	9,013

Total operating expenses	48,580	169,180	47,336	43,132	51,070

Loss from operations	(35,463)	(137,985)	(22,002)	(16,528)	(16,491)
Loss on early extinguishments of debt	—	(7,398)	(7,859)	(8,951)	—
Interest income	470	182	28	46	60
Interest expense	(6,127)	(8,776)	(7,571)	(2,342)	(1,963)

Net loss	(41,120)	(153,977)	(37,404)	(27,775)	(18,394)
Preferred stock dividends	(8,113)	(1,080)	(44)	—	—
Preferred stock—beneficial conversion	(27,766)	(23,109)	—	—	—

Net loss applicable to common stockholders	$(76,999)	$(178,166)	$(37,448)	$(27,775)	$(18,394)

Net loss applicable to common stockholders per share: basic and diluted	$(77.93)	$(130.14)	$(6.09)	$(0.75)	$(0.37)
Weighted average common shares outstanding: basic and diluted	988	1,369	6,148	37,192	50,179

On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these selected financial data have been adjusted to reflect the reverse stock split.

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$1,582	$3,338	$3,788	$3,488	$2,909
Other current assets	14,990	3,359	3,505	6,876	6,832
Property, plant and equipment, net	126,114	109,837	95,122	86,958	74,123
Total assets	227,165	136,587	113,795	99,618	87,725
Long-term liabilities	46,559	89,403	31,080	19,769	10,666
Total stockholders’ equity	144,283	24,348	68,598	64,734	59,236

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

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. Revenues are derived from three general types of services:

•	On-net transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (“FINs”). Over our metropolitan transport networks, we can provision circuits from one of our carrier point facilities to another carrier point facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier point facility or an on-net building.

•	Off-net transport services. We provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers.

•	Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at our carrier point facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings. Typically, if a customer colocates its equipment at our facilities, our agreement with them also permits them to use our transport services.

•	Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings. Customers typically enter into an agreement with us to gain access to all or a significant number of our properties. For certain of our on-net and off-net buildings, we have the exclusive right to manage communications access. Once a customer has entered into an agreement with us for access services, we typically require that customer to utilize our in-building networking infrastructure for connectivity to its retail customers, if such networking infrastructure is available.

Our revenues are generated on a non-recurring and monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2004, we continued to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services on a month-to-month basis or for a contracted period of one year. Our revenues are generated in the United States of America.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. The pricing of all of our services have declined over the past year, with transport services experiencing the greatest decreases. We expect our operating results to continue to be impacted by decreases in the prices of our services.

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

We typically begin our sales cycle by entering into a master services agreement. This document outlines the operating specifications and commercial standards that are required of us by the customer. Customers can order a specific circuit or colocation space, or, alternatively, they can purchase general availability on our networks or in our facilities on a recurring basis.

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

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits they are purchasing from us and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2003 and 2004 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines.

Our network solutions services provides our customers with circuits on networks that we do not own. We purchase circuits from other wholesale telecommunications carriers and sell this connectivity to our customers. We offer network solutions services in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas.

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

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Other specific cost of services include maintenance and repair costs, utility costs and license fees. Our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our leases at 60 Hudson Street in New York City also require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Our cost of services also include the charges that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services that are not on our networks. As we provide additional, off-net transport services, we will purchase more connectivity from other carriers. Other than our license fees and off-net connectivity charges, our cost of services is generally fixed in nature. With the exception of off-net transport, we do not anticipate that cost of services will change commensurately with any change in our revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We have 75 employees as of December 31, 2004 compared to 66 as of December 31, 2003. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses, represent the second largest component of our selling, general and administrative expenses. These fees, which primarily are attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

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

Revenue Recognition

We recognize revenues when earned as services are provided throughout the life of each sales order with a customer. The majority of our revenues are invoiced on a monthly recurring basis under sales orders that are typically one year in length. Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract. We record deferred revenue for the amount of an invoice that has not been recognized as revenue. Deferred revenue is recorded for the full value of the contract at contract inception, only if we are contractually entitled to invoice the customer for the full value of the contract and the customer had paid such invoice.

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. At the beginning of 2002, we had two such reciprocal agreements, but one was terminated during 2002. The services provided and obtained through these agreements were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from these agreements in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreements are capitalized. All of the costs are expensed as incurred. Reciprocal agreements accounted for $0.8 million, or 3%, of revenues in 2002 and $0.8 million of our cost of services. For the year ended December 31, 2003, we had one reciprocal agreement which accounted for $0.5 million, or 2%, of revenues and $0.5 million of our cost of services. For the year ended December 31, 2004, we had one reciprocal agreement which accounted for $0.5 million, or 1%, of revenues and $0.5 million of our cost of services.

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant number of our customers have filed for bankruptcy or are otherwise in significant financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

During 2003, the economic environment and the telecommunications industry, in particular, did not rebound as expected. The dramatic change in the operating environment for our industry over the past few years resulted in significantly less demand and lower prices for our services than we had expected, and we also determined that the recovery in demand and pricing that we anticipated would not occur in the near term. Although we concluded that the prospects for the industry, and our business in particular, were not worse than we had forecasted in 2002, we once again revised our forecasts for revenues at certain facilities, as we concluded that they would not be achieved. In conjunction with our reassessment of certain revenue forecasts, we revised our business plan and conducted reviews of our assets and operations. The revisions to the business plan primarily included further reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in our expected business activity, although not commensurately with revenues and capital expenditures.

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

During 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

During 2004, we did not renew two of our off-net property leases. As a result, we abandoned the assets associated with these two properties. As a result, we recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation.

During 2004 and 2003, we recovered approximately $0.1 million and $0.2 million, respectively, from the sale of assets previously written off as impaired. The proceeds were recorded as a recovery of impairments previously recorded.

Impairment of Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), applicable for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. During the fourth quarter of 2002, we considered then current information, including an analysis of our market value as a result of our recapitalization, and determined that there is no additional impairment of goodwill. During the fourth quarter of 2003, we performed our annual impairment test and determined that we did have an impairment of goodwill. Accordingly, we recorded a charge of $7.5 million to eliminate our remaining goodwill.

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

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenues. Revenues for the fiscal year ended December 31, 2004 were $34.6 million as compared to $26.6 million for the fiscal year ended December 31, 2003. We increased the number of our customers from 152 at the end of 2003 to 213 at the end of 2004, with the addition of many domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

During the year ended December 31, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 7.9% of revenue for 2004. Upon confirmation of the award, we recognized this amount as revenue during the year ended December 31, 2004 for services previously provided and earned. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues during the year. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectibility of amounts due under the contract was in doubt.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $19.4 million in on-net transport service revenues in 2004, up from $17.6 million in 2003. Off-net transport service revenues for 2004 were $3.7 million, up from $0.5 million in 2003. Revenues from colocation and other services increased to $9.1 million in 2004 from $6.0 million in 2003, and revenues from communications access management services declined to $2.4 million in 2004 from $2.5 million in 2003.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. Transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. We benefited from growth in transport services from our existing customer base, as well as through the addition of new customers. Prospectively, we expect that the current trends in our transport services will continue. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities to our customers. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. To this end, we have expanded our Meet-Me-Room facility at 60 Hudson Street in New York City, and this project was substantially completed at the end of 2004. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of which were our customers. We do not expect to sell any additional access services, and we believe our existing contracts for access services will not be renewed when they expire.

For fiscal years 2004 and 2003, there were no individual customers that accounted for over 10.0% of our revenues. Reciprocal agreements accounted for $0.5 million, or 1.4%, of revenues in 2004, consistent with $0.5 million, or 1.8%, of revenues in 2003.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $13.8 million in 2004, compared to $8.8 million in 2003. The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses represented 63.7% of cost of services or $8.8 million in 2004, as compared to 72.8% or $6.4 million in 2003. License fees were 13.7% of cost of services in 2004, or $1.9 million, compared to 17.6% of cost of services in 2003, or $1.5 million. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided. On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee, and an increase in the total annual rent amount from $2.1 million to $3.3 million. We expect the effect of these amendments will be a reduction in future rent expense at these facilities, as the reduction in the license fee percentage should offset the increase in base rent.

Maintenance and repair costs were 3.0% of cost of services in 2004, compared to 4.7% of cost of services in 2003, and they will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges were 19.2% of cost of services in 2004 or $2.6 million, versus 4.8% of cost of services in 2003 or $0.4 million. These charges will increase commensurately with our growth in off-net transport services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2004 were $16.0 million compared to $16.4 million for 2003. Personnel costs represented 68% of selling, general and administrative expenses in 2004 and 60% in 2003. Professional fees were 9% of selling, general and administrative expenses in 2004, compared to 16% in 2003. We anticipate selling, general and administrative expenses to increase modestly in 2005.

Stock Related Expense. Stock related expense for 2004 was $0.5 million, compared to $0.2 million for 2003. This non-cash expense relates to the amortization of restricted stock granted to our employees.

Impairment of property, plant and equipment. In 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

Also during the year ended December 31, 2004, we did not renew two of our off-net property leases. As a result, we abandoned the assets associated with these two properties. As a result, we recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation. Also during 2004, we recovered $0.1 million due to the disposition of equipment that was previously impaired.

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

Impairment of goodwill. During 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. As such, we performed our test for the recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment for the year ended December 31, 2004.

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

Depreciation and Amortization. Depreciation and amortization expense for 2004 was $9.0 million, compared to $8.8 million for 2003. This slight increase is due to the acquisition of Gateway Colocation and customer specific capital expenses incurred throughout the year.

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

We did not have any early extinguishment of debt for the year ended December 31, 2004.

Interest Income. Interest income for the year ended December 31, 2004 was approximately $60,000 compared to approximately $46,000 for 2003. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the year ended December 31, 2004 was $2.0 million, compared to $2.3 million for the year ended December 31, 2003. Interest expense decreased primarily due to the repayment of $7.2 million of principal on our outstanding debt during the year ended December 31, 2004. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense will remain consistent with prior periods, as higher interest rates will be off-set by our rate reduction from LIBOR +450 basis points to LIBOR +300 basis points on May 18, 2004.

Net Loss Applicable to Common Stockholders. We reported a net loss applicable to common stockholders of $18.4 million in 2004 compared to a loss of $27.8 million in 2003. The decrease in the net loss applicable to common stockholders is a result of the aforementioned changes in our operations.

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

Depreciation and Amortization. Depreciation and amortization expense for 2003 was $8.8 million, compared to $10.3 million for 2002. This decrease resulted from the impairments of property, plant and equipment that were previously recorded in 2002.

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

Interest Income. Interest income for the year ended December 31, 2003 was approximately $46,000 compared to approximately $28,000 for the year ended December 31, 2002. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the year ended December 31, 2003 was $2.3 million, compared to $7.6 million for the year ended December 31, 2002. Interest expense decreased primarily due to the conversion of debt into equity as part of our recapitalization that occurred in October 2002 and January 2003, as well as due to lower effective interest rates on the remaining indebtedness under our credit facility. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates.

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

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We incurred a loss from operations and a net loss applicable to common stockholders for 2004 of $16.5 million and $18.4 million, respectively, compared to a loss from operations and a net loss applicable to common stockholders of $16.5 million and $27.8 million, respectively, for 2003. During 2004, cash provided by operating activities was $3.3 million, and cash purchases of property, plant and equipment were $3.5 million, compared to cash provided by operating activities of $2.1 million and $2.4 million of cash purchases of property, plant and equipment for 2003.

For the year ended December 31, 2004 we used $0.6 million in net cash for financing activities primarily for our repayment of notes payable of $7.2 million, which was offset by our private placement of equity securities in January 2004. For the year ended December 31, 2003 we received $2.2 million in net cash proceeds from financing activities. We received these proceeds from financing activities primarily in connection with our recapitalization transactions, which occurred in October 2002 and January 2003.

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

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of our common stock with a fair value of $4.8 million on the closing date and approximately $170,000 in cash. The purchase agreement also includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We have agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and have also agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of December 31, 2004, there were no additional shares required under the “earn-out” provision.

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

In connection with the consummation of both the Gateway Colocation acquisition and equity financing on January 30, 2004, we entered into certain transactions with the lenders under our credit facility. We executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share, which were immediately exercised by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on our consolidated financial statements.

On February 12, 2004, we issued 200,000 shares of common stock and paid $0.3 million in cash to a customer in settlement of certain litigation matters. The price on the date of the issuance was $1.61 per share. This settlement was accrued for as of December 31, 2003.

On March 10, 2004, we were notified that we prevailed as the claimant in an arbitration proceeding regarding a breach of contract. We were awarded approximately $2.7 million in cash, payment of which was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

On April 13, 2004, we repaid $1.6 million of outstanding revolving loan indebtedness, which is available to be redrawn in the future subject to compliance with the terms of the credit agreement.

On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee to 12.0% of revenues, and an increase in the total annual rent amount from $2.1 million to $3.3 million. In conjunction with the amendment, we issued 2,549,858 warrants with an exercise price of $0.01 and a term of five years. The fair value of the warrants as of September 1, 2004 was approximately $2.0 million, using the Black-Scholes option pricing model with the following assumptions used as of September 1, 2004: risk-free interest rates of 3.32%, expected dividend yields of 0%, expected life of five years to expiration and expected volatility of 357%. In accordance with Emerging Issues Task Force Issue (“EITF”) 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” the fair value of the warrants was recorded as deferred rent (a contra-equity) to be amortized into cost of services over the life of the leases.

On December 10, 2004, we entered into a stock purchase agreement with Consolidated Edison, Inc. (the “Con Ed Agreement”) for the purchase of all of the issued and outstanding shares of Consolidated Edison Communications Holding Company, Inc., (“CEC”), a wholly-owned subsidiary, for $37.0 million. The Con Ed Agreement is subject to certain purchase price adjustments, certain closing conditions, including the receipt of third party and governmental consents, and contains customary representations, warranties and covenants by each of the parties. CEC provides managed network services in the New York metropolitan area.

In order to finance the acquisition of CEC described above, on December 10, 2004, we entered into a securities purchase agreement (as amended, the “Investor Purchase Agreement”), with certain investors for the sale of up to $37.0 million in shares of a newly issued series K convertible preferred stock (the “Series K Preferred”), and common stock warrants (the “Warrants”). The Series K Preferred and the Warrants are convertible and exercisable at a price of $1.00 per share of common stock, and may be subject to adjustment in certain circumstances. The Warrants have a term of seven years.

The Series K Preferred stock will not have voting rights, and will pay dividends beginning on the first anniversary of the closing date at a rate equal to 4% per annum, increasing to 8% per annum after the third anniversary of the closing date until the Series K Preferred are fully converted. The Series K Preferred ranks senior to all of our outstanding equity securities, in the event of a liquidation, dissolution or our winding up, but is subject to the prior satisfaction of our existing credit facilities if any cash payments are required. Subject to the satisfaction of certain conditions, including specific operating criteria or the failure to maintain stock listing criteria, the Series K Preferred may become subject to mandatory conversion or redemption, with alternative settlement options including cash payments, issuance of new securities or common stock, as defined by the Investor Purchase Agreement.

Contemporaneously with the execution of the Investor Purchase Agreement, we amended 833,517 common stock warrants currently owned by the lead investor in the equity financing, SDS Capital Partners, LLC (“SDS”), to reduce the exercise price thereof from $3.60 to $0.01. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on our consolidated financial statements. Furthermore, SDS is entitled to certain rights to designate a new member to the Board of Directors and to designate an observer at Board meetings.

In connection with the Investor Purchase Agreement, we entered into a Registration Rights Agreement with the investors, dated as of December 10, 2004, which requires a registration statement to be filed with the Securities and Exchange Commission within 45 days after the closing of the Investor Purchase Agreement, and to have such registration statement declared effective within 120 days following such closing. We could be subject to cash penalties if, among other things, it is late in meeting such deadlines or if its common stock was not listed for quotation on the NASDAQ Small Cap Market at any time after the 90th day following the closing.

In connection with the execution of both the acquisition and equity financing transactions described above, we entered into certain transactions with Deutsche Bank AG New York Branch, Wachovia Investors, Inc. and IBM Credit LLC, the lenders under its senior secured credit facility (the “Lenders”). We, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with the Lenders a thirteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, among other things, the Lenders consented to the above-referenced transactions.

The closings of the Con Ed Agreement and the Investor Purchase Agreement will occur simultaneously and we anticipate that such closings will occur during the first six months of 2005.

As of December 31, 2004, we had $15.1 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, as of December 31, 2004, we had $4.7 million of available borrowing capacity and $0.8 million of availability to issue letters of credit under its credit facility, subject to compliance with the terms of the credit agreement., The weighted average interest rate on our outstanding borrowings under the facility was 5.21% at an applicable borrowing rate of LIBOR+300 basis points. We were in full compliance with all of the covenants contained in the credit agreement underlying the facility as of December 31, 2004. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement underlying our credit facility, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent approximately $3.5 million and $2.4 million in capital expenditures during 2004 and 2003, respectively, primarily for the implementation of customer orders. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. This includes purchasing networking equipment to provision connectivity and constructing extensions of our network to increase capacity and to interconnect with new customers. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the year ended December 31, 2004, holders of warrants exercised warrants for 0.6 million shares of common stock with an exercise price ranging from $0.001 to $0.03 per share. During the year ended December 31, 2004, we granted options to purchase an aggregate of 13,640 shares of common stock to employees with a weighted average exercise price of $1.42 per share.

On March 22, 2005, we, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with our Lenders a fourteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, the amortization payments for 2005 were deferred until 2006, and covenant levels were changed. This amendment requires us to raise additional capital in the first half of 2005.

As of March 24, 2005, we had approximately 51.0 million shares of common stock outstanding, or approximately 60.5 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants but not including any of the Series K Preferred stock or warrants as these securities have not yet been issued.

We believe that the completion of the transactions in 2003 that constituted our recapitalization and our recent equity financing significantly enhanced our liquidity and improved our financial position. Under our current operating plan, we do not anticipate requiring any external sources of capital to fund our operations in the coming year. However, from time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see the subsection entitled, “We may require additional capital to fund the further development of our networks and operation of our business, and an inability to obtain such capital could harm our business.” in the section entitled “Factors Affecting our Business Condition.” We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Our obligations and commitments to make future payments under contracts primarily include scheduled reductions in the availability of our credit facility and payments under our operating leases.

The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2004.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2005	2006	2007	2008	2009	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$15,136	$6,182	$8,265	$689	$—	$—	$—
Operating Leases(1)	76,728	9,672	7,674	7,229	7,012	6,915	38,226

Total Contractual Obligations	$91,864	$15,854	$15,939	$7,918	$7,012	$6,915	$38,226

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in, or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) will have on its consolidated financial statements.

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

We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We have not achieved profitability and expect to continue to incur operating losses and net losses in 2005, and we may not for the foreseeable future. In 2002, we had an operating loss of $22.0 million and a net loss applicable to common stockholders of $37.4 million. In 2003, we had an operating loss of $16.5 million and a net loss applicable to common stockholders of $27.8 million. In 2004, we had an operating loss of $16.5 million and a net loss applicable to common stockholders of $18.4 million.

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

In 2004, we continued to experience decreases in the prices of our services of up to 50% in recurring monthly charges. We anticipate that prices for broadband network services, in general, and for our services, in particular, will continue to decline dramatically over the next several years due primarily to the following:

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

We may not be able to increase the number of our significant customers and the volume of traffic on our networks or our business may suffer.

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

As of March 24, 2005, we had total outstanding debt of $16.2 million, with the availability to borrow an additional $3.2 million. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement (which governs our credit facility) that expose us to certain risks and limitations, including the following:

•	as the interest rate on our debt is variable, if interest rates rise, our debt service payments will increase;

•	principal amortization payments are required to be made quarterly and extend through maturity in 2007;

•	we have made affirmative financial covenants that we will breach if our financial results do not meet our expectations; and

•	we have agreed to certain negative covenants that may cause us to make choices regarding the operation of our business that we would not otherwise make.

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

Our principal stockholders, directors and executive officers currently control a significant percentage of the voting rights of our stock, and this may limit your ability to affect the outcome of any stockholder vote or exercise any influence over our business.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 46% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

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

We have approximately 9.5 million shares of common stock subject issuance upon exercise of outstanding to stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 24, 2005, we had borrowed $16.1 million under our credit facility, with a current weighted average interest rate of 5.58%.

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

ITEM 8. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 30, 2005

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,909	$3,488
Restricted cash	1,881	2,337
Accounts receivable, net of allowance of $749 and $721 at December 31, 2004 and 2003, respectively	4,275	3,785
Prepaid expenses and other	676	754

Total current assets	9,741	10,364
Property, plant and equipment, net	74,123	86,958
Other Assets:
Deferred charges, net of accumulated amortization of $1,860 and $1,402 at December 31, 2004 and 2003, respectively	2,292	2,035
Other assets	1,569	261

Total other assets	3,861	2,296

TOTAL ASSETS	$87,725	$99,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,409	$3,598
Accrued expenses	3,805	5,138
Deferred revenues—current portion	3,427	4,584
Notes payable—current portion	6,182	1,795

Total current liabilities	17,823	15,115
Long-Term Liabilities:
Notes payable, less original issue discount of $1,598 and $2,308 at December 31, 2004 and 2003, respectively	7,405	18,330
Deferred revenue, long term	3,261	1,439

Total Long Term Liabilities	10,666	19,769

Total liabilities	28,489	34,884
Commitments and contingent liabilities (Note 8)
Stockholders’ Equity:
Common stock, $.001 par value, 2,000,000,000 shares authorized and 50,989,572 and 40,540,334 shares issued and outstanding at December 31, 2004 and 2003, respectively	51	41
Additional paid-in-capital and other	444,429	429,991
Deferred compensation	(4,443)	(4,797)
Deferred rent (warrants)	(1,906)	—
Accumulated deficit	(378,895)	(360,501)

Total stockholders’ equity	59,236	64,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,725	$99,618

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues	$34,579	$26,604	$25,334
Operating expenses:
Cost of services (exclusive of items shown separately below)	13,776	8,806	7,537
Selling, general and administrative expense excluding stock related expense	15,986	16,409	16,053
Stock related expense for selling, general and administrative matters	518	222	225
Impairment of property, plant and equipment	9,468	1,346	13,175
Impairment of goodwill	2,309	7,509	—
Depreciation and amortization	9,013	8,840	10,346

Total operating expenses	51,070	43,132	47,336

Loss from operations	(16,491)	(16,528)	(22,002)
Loss on early extinguishments of debt	—	(8,951)	(7,859)
Interest income	60	46	28
Interest expense	(1,963)	(2,342)	(7,571)

Net loss	(18,394)	(27,775)	(37,404)
Preferred stock dividends	—	—	(44)
Net loss applicable to common stockholders	$(18,394)	$(27,775)	$(37,448)

Net loss applicable to common stockholders per share—basic and diluted	$(0.37)	$(0.75)	$(6.09)
Weighted average common shares outstanding—basic and diluted	50,179	37,192	6,148

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital and Other	Deferred Compensation	Deferred Rent	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	100,912	$18,459	2,052,421	$2	$295,709	$—	$—	$(289,824)	$24,346

Issuance of common stock	—	—	1,275,071	1	3,217	—	—	—	3,218
Issuance of warrants	—	—	—	—	2,165	—	—	—	2,165
Series H preferred stock dividends	4,022	31	—	—	—	—	—	—	31
Conversion of series H preferred stock	(104,575)	(17,127)	3,486,048	3	17,124	—	—	—	—
Conversion of series J preferred stock	(359)	(1,363)	2,103,566	2	1,311	—	—	—	(50)
Deemed dividend charge on conversion of series J preferred stock	—	—	—	—	5,454	—	—	(5,454)	—
Exercise of options and warrants to purchase common stock	—	—	102,595	—	—	—	—	—	—
Stock compensation to employees	—	—	—	—	225	—	—	—	225
Conversion of note payable—affiliate to common stock	—	—	300,068	—	1,080	—	—	—	1,080
Forgiveness of note payable—affiliate	—	—	—	—	893	—	—	—	893
Conversion of notes payable to common stock	—	—	14,666,666	15	52,785	—	—	—	52,800
Conversion of notes payable to warrants	—	—	—	—	10,691	—	—	—	10,691
Conversion of subordinated note payable	—	—	1,733,333	2	6,238	—	—	—	6,240
Conversion of accrued interest to common stock	—	—	666,667	1	2,399	—	—	—	2,400
Conversion of accrued interest to warrants	—	—	—	—	1,944	—	—	—	1,944
Legal settlement	—	—	19,047	—	63	—	—	—	63
Net loss applicable to common stockholders	—	—	—	—	—	—	—	(37,448)	(37,448)

Balance at December 31, 2002	—	—	26,405,482	26	401,298	—	—	(332,726)	68,598

Issuance of common stock	—	—	972,222	1	1,190	—	—	—	1,191
Issuance of warrants	—	—	—	—	3,465	—	—	—	3,465
Reprice of warrants	—	—	—	—	1,963	—	—	—	1,963
Exercise of warrants to purchase common stock	—	—	3,798,652	4	(4)	—	—	—	—
Conversion of notes payable to common stock	—	—	4,617,010	5	16,616	—	—	—	16,621
Common stock issuance cost	—	—	—	—	(684)	—	—	—	(684)
Restricted stock grants	—	—	4,710,500	5	5,318	(5,318)	—	—	5
Legal settlement	—	—	301,568	—	1,128	—	—	—	1,128
Restricted stock surrendered	—	—	(265,100)	—	(299)	299	—	—	—
Deferred compensation amortization	—	—	—	—	—	222	—	—	222
Net loss	—	—	—	—	—	—	—	(27,775)	(27,775)

Balance at December 31, 2003	—	—	40,540,334	41	429,991	(4,797)	—	(360,501)	64,734

Issuance of common stock	—	—	6,656,000	7	5,716	—	—	—	5,723
Issuance of warrants	—	—	—	—	1,711	—	—	—	1,711
Issuance of common stock for acquisition of Gateway Colocation	—	—	2,908,000	3	4,563	—	—	—	4,566
Exercise of options and warrants to purchase common stock	—	—	627,878	1	(1)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	146,760	—	244	(244)	—	—	—
Legal settlement	—	—	200,000	—	322	—	—	—	322
Restricted stock surrendered	—	—	(89,400)	(1)	(80)	80	—	—	(1)
Deferred compensation amortization	—	—	—	—	—	518	—	—	518
Warrants issued for deferred rent	—	—	—	—	1,963	—	(1,963)	—	—
Deferred rent amortization	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	(18,394)	(18,394)

Balance at December 31, 2004	—	$—	50,989,572	$51	$444,429	$(4,443)	$(1,906)	$(378,895)	$59,236

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(18,394)	$(27,775)	$(37,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,013	8,840	10,346
Preferred stock dividends	—	—	44
Stock related expense for selling, general and administrative matters	518	222	225
Impairment of property, plant and equipment	9,468	1,346	13,175
Impairment of goodwill	2,309	7,509	—
Loss on early extinguishments of debt	—	8,951	7,859
Non-cash interest expense capitalized on notes payable	—	663	5,421
Other non-cash expenses	1,098	977	1,418
Change in assets and liabilities:
Increase in accounts receivable	(589)	(1,020)	(556)
Decrease (increase) in prepaid expenses	78	217	(270)
(Increase) decrease in other assets	(939)	(4)	37
Increase (decrease) in accounts payable	1,071	(353)	(2,882)
(Decrease) increase in accrued expenses	(1,010)	1,067	(416)
Increase (decrease) in deferred revenue	665	1,410	(1,459)

Cash provided by (used in) operating activities	3,288	2,050	(4,506)
Cash flows from investing activities:
Acquisition of Gateway Colocation	(382)	—	—
Recovery on sale of impaired assets	135	198	—
Decrease (increase) in restricted cash	456	(2,337)	—
Capital expenditures	(3,524)	(2,388)	(2,453)

Cash used in investing activities	(3,315)	(4,527)	(2,453)
Cash flows from financing activities:
Payment of financing costs of debt financings	(807)	(428)	(70)
Repayment of notes payable	(7,225)	—	—
Proceeds from debt financing	—	—	2,307
Payment of financing costs of equity financings	(520)	(810)	(378)
Proceeds from subordinated note payable	—	—	2,000
Proceeds from issuance of equity securities	8,000	3,500	3,800
Repayment of capital lease obligation	—	(85)	(250)

Cash (used in) provided from financing activities	(552)	2,177	7,409

Net (decrease) increase in cash and cash equivalents	(579)	(300)	450
Cash and cash equivalents at beginning of year	3,488	3,788	3,338

Cash and cash equivalents at end of year	$2,909	$3,488	$3,788

Supplemental disclosures of cash flow information:
Interest paid	$863	$563	$35
Non-cash financing activities:
Conversion of accrued interest into common stock	—	—	2,000
Conversion of accrued interest into notes payable	—	—	3,522
Conversion of notes payable into common stock	—	13,382	66,000
Conversion of subordinated note payable into common stock	—	—	2,080
Conversion of note payable—affiliate into common stock	—	—	450
Conversion of series H preferred stock into common stock	—	—	17,127
Conversion of series J preferred stock into common stock	—	—	1,363

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

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation, and the remaining 4% of Devnet. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

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

The Company believes that the completion of the transactions that constituted its recapitalization, as discussed in Note 7, significantly enhanced its liquidity and improved its financial position. Under FiberNet’s current operating plan, it does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

Computer software	3 Years
Computer equipment	3 Years
Office equipment and fixtures	5 Years
Leasehold improvements	15 Years or remaining life of lease
Network equipment	10 Years
Network infrastructure	20 Years

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”), and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. In 2003 and 2004, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that changes in circumstances have indicated that asset carrying values were no longer recoverable and that impairment charges were necessary. See Note 4.

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

As of December 31, 2004, 2003 and 2002 the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services and colocation services in the amount of approximately $0.5 million, $0.5 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for the years ended December 31, 2004, 2003 and 2002 were approximately $0.5 million, $0.5 million and $0.8 million, respectively.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value because they bear interest at a variable rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and requires that goodwill and certain intangible assets resulting from business combinations no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company determined that there was an impairment as a result of this annual test for the years ended December, 31, 2004 and 2003. See Notes 5 and 16.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in goodwill for the years ended December 31, 2004 and 2003:

Net balance as of December 31, 2002	$7,509

Amortization	—
Impairment charges (see Note 5)	(7,509)

Net balance as of December 31, 2003	$—

Goodwill recorded (see Note 16)	2,309
Amortization	—
Impairment charges (see Note 16)	(2,309)

Net balance as of December 31, 2004	$—

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which is the term of the related contracts. Deferred financing costs are amortized over the term of the related credit facility.

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

On May 12, 2003, the Company completed its 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in the financial statements have been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial condition. As of December 31, 2004, no customer accounted over 10% of the Company’s total accounts receivable, and as of December 31, 2003 one customer accounted for 12.2% of the Company’s total accounts receivable.

For the years ended December 31, 2004 and 2003, there was no individual customer that accounted for more than 10.0% of revenue. For the year ended December 31, 2002, two customers in the aggregate accounted for 24.0% of the Company’s total revenue.

The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A significant number of the Company’s customers have filed for bankruptcy or are otherwise in financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional expenses from increases in the allowance for doubtful accounts.

As of December 31, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the year ended December 31, 2004, the Company recorded bad debt expense of $0.1 million. During the years ended December 31, 2003 and 2002 FiberNet did not recorded bad debt expense as its evaluation of its outstanding receivables and the credit quality of its customers indicated that recording such expense was not warranted. During the years ended December 31, 2004, 2003 and 2002, FiberNet wrote off $0.1 million, $0.3 million, and $1.7 million of this allowance, respectively.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(18,394)	$(27,775)	$(37,448)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	225
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(537)	(2,306)	(5,826)
Pro forma net loss	$(18,931)	$(30,081)	$(43,049)
Net loss per share applicable to common stockholders:
As reported: Basic and diluted	$(0.37)	$(0.75)	$(6.09)
Pro forma: Basic and diluted	$(0.38)	$(0.81)	$(7.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 2004, 2003 and 2002: risk-free interest rates of 4.29%, 4.18% and 3.375% respectively, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 295%, 357% and 113% respectively.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004 and 2003, 0.1 million shares and 0.3 million shares of restricted stock were returned to the Company respectively as the result of employee terminations prior to vesting. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on grant date, subject to the terms and conditions of the Equity Incentive Plan. In accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized ratably over the vesting period.

For the year ended December 31, 2004, the Company granted 0.1 million shares of restricted stock to employees with a weighted average price of $1.66 per share and 13,640 stock options with a weighted average exercise price of $1.42 per share.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. As of December 31, 2004 and 2003, the Company did not have any derivative instruments.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Revenues were generated by providing on-net transport and off-net transport, colocation and communications access management services to its customers. The Company recognized $19.4 million, $17.6 million and $15.8 million in on-net transport service revenues in 2004, 2003 and 2002, respectively. Off-net transport service revenues were $3.7 million, $0.5 million, and none in 2004, 2003 and 2002, respectively. Revenues from colocation and other services were $9.1 million, $6.0 million and $5.9 million in 2004, 2003 and 2002, respectively, and revenues from communications access management services were $2.4 million, $2.5 million and $3.6 million in 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in, or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) will have on its consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Computer software	$229	$200
Computer equipment	418	256
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	106,675	113,858

Total	107,498	114,490
Accumulated depreciation	(33,375)	(27,532)

Property, plant and equipment, net	$74,123	$86,958

Depreciation expense on property, plant and equipment was $8.9 million, $8.8 million and $9.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company reviews the carrying value of its assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

During 2002, and 2003, the Company determined that its forecasts for revenues for certain of its facilities would not be achieved due to significant adverse changes in the business climate. The Company further determined

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand and in reduced pricing for its services due to the highly competitive marketplace. The Company believes that the decrease in demand was a result of the significant number of business failures of telecommunications companies that were existing or potential customers, the failure of certain bandwidth-intensive networking applications to develop, and the overall economic recession. The Company also determined that a rebound in demand for its services would not occur in the near term. As a result, the Company revised its business plan and conducted extensive reviews of its assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in its expected business activity.

As a result of the update of its forecast and cash flow analysis performed during 2002 as mentioned above, the Company recorded an asset impairment of approximately $12.7 million, based on the amount by which the carrying amount of these assets exceeded their fair value. Also during 2002, the Company recorded a write-off of property, plant and equipment of $0.7 million, due to the termination of several property leases and license agreements for network facilities. There was no cost to abandon these assets, nor did the Company expect to receive any proceeds or other consideration from the abandonment of these assets.

During 2003 the Company determined that the negative trends of lower demand and reduced pricing still impacted the industry and the Company’s business in particular. As a result, the Company updated its forecasts and recorded an asset impairment of approximately $1.5 million, based on the amount by which the carrying amount of these assets exceeded their fair value.

During 2004 the Company settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. The Company agreed to concede its claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. The Company also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which the Company had accrued $1.1 million as a liability. As a result, the Company recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

In addition during 2004 the company did not renew two of its off-net property leases. As a result, the Company abandoned the assets associated with these two properties and recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation.

The Company has recovered approximately $0.1 million, $0.2 million, and $0.3 million from the sale of assets previously written off as impaired during the years ended December 31, 2004, 2003 and 2002, respectively. The proceeds were recorded as a recovery of the impairment previously recorded.

5. IMPAIRMENT OF GOODWILL

During the fourth quarter of 2003, the Company performed its annual goodwill impairment test and determined that there was an impairment of goodwill. The Company determined its net assets as of December 31, 2003 were in excess of the fair value of equity based on the Company’s market capitalization, which indicated there was an impairment. As such, the Company recorded a charge of $7.5 million as a result of this impairment.

During 2004, the Company’s settlement agreement with a dark fiber provider required the Company to record an impairment to property, plant and equipment, as noted in Note 4. Per SFAS No. 144, “Impairment and

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposal of Long Lived Assets”, this asset impairment required the Company to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The Company performed the test for recoverability of goodwill, and determined that the goodwill from the acquisition of Gateway Colocation discussed in Note 16 was impaired and recorded a $2.3 million impairment.

6. CREDIT FACILITY

As of January 1, 2002, the Company maintained a $105.0 million senior secured credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Toronto Dominion (Texas), Inc. and Nortel Networks Inc. In addition to the initial lenders, First Union National Bank, Bank One Capital Corporation and IBM Credit Corporation were lenders under the Credit Facility. The Credit Facility is due on April 11, 2007, and is secured by the Company’s assets, except for the assets pledged in connection with its capital lease obligations, which were terminated in 2003, and contains certain restrictive covenants customary for a financing of this type. In connection with the initial placement of the Credit Facility and subsequent amendments, the lenders owned approximately 94,000 warrants to purchase common stock as of January 1, 2002. The warrants expire on April 11, 2005 and have an exercise price of $15.00.

As of December 31, 2004 and 2003, the outstanding balances under the Credit Facility were $15.1 million and $22.4 million, respectively. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an original issue discount of $1.6 million and $2.3 million at December 31, 2004 and 2003, respectively. These discounts represent the fair value of the warrants issued to the lenders in connection with the Credit Facility. In addition, as of December 31, 2004, the Company had $4.7 million of available borrowing capacity and $0.8 million of availability to issue letters of credit under its credit facility, again subject to compliance with the terms of the credit agreement.

As of December 31, 2004, the weighted average interest rate on its outstanding borrowings under the facility was 5.21%. There were no events of default under its credit agreement. As of such date, the three remaining lenders under the Company’s credit facility owned approximately 22% of the outstanding shares of the Company’s common stock, assuming the exercise of 972,463 outstanding warrants to purchase common stock at an exercise price of $3.60 per share with an expiration of October 30, 2007.

7. RECAPITALIZATION TRANSACTIONS

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

In connection with the transactions contemplated by the debt exchange agreements, the Company and the lenders executed a ninth amendment to the credit agreement, pursuant to which, among other things, the rights and obligations of the departing lenders under the Credit Facility terminated, subject to standard reinstatement and survival provisions. As a condition to the lenders entering into this amendment, the Company agreed to reduce the exercise price of certain warrants previously issued to and held by the lenders to purchase approximately 2,544,974 shares of common stock from $3.60 per share to $0.03 per share. All of the repriced warrants were immediately exercised by the lenders. In addition pursuant to a security agreement and a securities account control agreement, the Company agreed to deposit approximately $2.3 million in a restricted account as cash collateral to secure the assumption by Deutsche Bank AG New York Branch of the departing lenders’ funding obligations for the Company’s outstanding letters of credit, which totaled approximately $6.1 million.

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

8. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2004, 2003 and 2002 was approximately $8.8 million, $7.2 million, and $7.9 million, respectively.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future minimum notes payable and operating lease payments are as follows (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2005	2006	2007	2008	2009	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$15,136	$6,182	$8,265	$689	$—	$—	$—
Operating Leases(1)	76,728	9,672	7,674	7,229	7,012	6,915	38,226

Total Contractual Obligations	$91,864	$15,854	$15,939	$7,918	$7,012	$6,915	$38,226

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

The Company has $4.8 million and $6.1 million in outstanding letters of credit as of December 31, 2004 and December 31, 2003 respectively.

The Company and its subsidiaries in the normal course of business may become party to any number of judicial, regulatory and administrative proceedings. The Company’s management does not believe that any material liability will be imposed as a result of any of these matters.

On March 17, 2003, the Company entered into an agreement to terminate all of its capital lease obligations for a payment of $85,000. This termination of its capital lease obligations resulted in a gain on early extinguishment of debt of approximately $0.8 million, recorded in the three months ended March 31, 2003. This amount partially offset the loss on early extinguishments of debt, discussed in Note 7.

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

On May 23, 2000, FiberNet’s board of directors approved, and on July 27, 2000 the Company’s stockholders ratified, the adoption of an equity incentive plan (the “Equity Incentive Plan”), which amends and restates the Company’s 1999 Stock Option Plan, covering 333,333 shares of common stock of the Company. On June 5, 2001, the Company’s stockholders ratified an increase in the number of shares available under the Equity Incentive Plan to 421,467. The Equity Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and other performance and non-performance based equity awards, including restricted stock, performance awards, stock appreciation rights, or SARs, and other types of awards based on the Company’s common stock. During the fiscal year ended December 31, 2004, the Company granted approximately 13,640 options under the Equity Incentive Plan, at an average exercise price of approximately $1.42 per share, and the stock options vest in three equal annual installments upon grant date.

In a definitive Information Statement filed on April 17, 2003, a majority of the Company’s stockholders approved the amendment and restatement of the Company’s Equity Incentive Plan (the “Plan”) to, among other

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Transactions during the years ended December 31, 2004, 2003 and 2002 involving stock options are summarized as follows:

	2004		2003		2002
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Options outstanding at the beginning of the period	721,714	$33.48	449,108	$81.30	505,095	$90.00
Granted	13,640	1.42	408,500	1.13	3,699	4.61
Exercised	—	—	—	—	—	—
Terminated	(12,478)	37.02	(135,894)	92.22	(59,686)	151.20

Options outstanding at the end of the period	722,876	32.50	721,714	33.48	449,108	81.30

Options exercisable at the end of the period	460,470	50.36	299,943	77.68	325,468	96.60
Weighted average fair value of options granted		$1.42		$1.13		$10.80

The following table summarizes information about stock options outstanding as of December 31, 2004

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/2004	Weighted-Average Remaining Life	Weighted-Average Exercise Price
$0.00-$1.13	386,741	8.6	$1.14	124,628	8.6	$1.13
$1.14-$11.10	157,111	7.9	$9.60	156,819	7.9	$9.60
$11.11-$90.00	88,570	4.5	$48.69	88,570	4.5	$48.69
$90.01-$605.09	90,454	5.5	$190.49	90,453	5.4	$190.49

Total	722,876	7.6	$32.50	460,470	7.0	$50.36

During 2004 and 2003, the Company issued 0.1 million and 4.7 million shares, respectively, of restricted stock to employees and directors under its Equity Incentive Plan. All shares of restricted stock vest on the tenth anniversary of the grant date, subject to the terms and conditions of the Equity Incentive Plan. The Company records deferred compensation for issuance of restricted stock, which is amortized ratably over the vesting period. As such the Company recorded compensation expense to employees of approximately $0.5 and $0.2 million for 2004 and 2003, respectively. During 2004 and 2003, 0.1 million and 0.3 million shares, respectively, were returned to the Company as the result of employee terminations prior to vesting.

10. STOCK RESERVED FOR FUTURE ISSUANCE

In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance of additional shares of common stock relating to outstanding warrants. As of December 31, 2004, the Company had outstanding warrants exercisable into approximately 8.8 million shares of common stock at exercise prices ranging from $0.01 to $16.50 per share.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2003, the Company commenced its previously approved exchange offer for its outstanding warrants. Holders of certain outstanding warrants were given the opportunity to exchange their currently outstanding warrants for shares of the Company’s common stock as if the exercise price of their warrants is $0.001 per share if such warrants were exercised in full on a cashless basis. The offer was implemented to, among other things, satisfy certain of its obligations undertaken with respect to its recapitalization transactions, which occurred in October 2002 and January 2003. The offer expired on August 29, 2003. The warrants issued in connection with the recapitalization transactions completed in October 2002 and January 2003 did not participate in the offer to exchange. In connection with this offer, the Company exchanged 695,828 warrants for 695,147 shares of common stock.

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

Pursuant to the terms of a consulting agreement dated June 12, 2003, the Company paid a total of $0.1 million in consulting fees to Richard Sayers during each year ended December 31, 2004 and 2003. Mr. Sayers has been a member of the Company’s board of directors since 1999.

The Company capitalized in property, plant and equipment amounts paid for services related to building the Company’s network from Nortel, a shareholder, of approximately $0.7 million, $0.8 million and $0.1 million during 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had approximately $0.1 in accounts payables to Nortel. During 2003, the Company had a trade payable to Nortel for $31,000. During 2002 the Company repaid approximately $1.1 million of the note, and approximately $0.9 million was forgiven and recorded as an additional capital contribution to the Company. On October 30, 2002, as a result of the recapitalization discussed in Note 7, the remaining portion of this note was converted into common stock.

12. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS 109, “Accounting For Income Taxes.” During 2004, 2003 and 2002 the Company did not record a current or deferred federal income tax provision because the Company had losses for federal income tax purposes and it does not expect to realize the benefits of the net operating tax losses generated in those years.

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2004, 2003 and 2002 follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Computed tax at federal statutory rate	$(6,254)	$(9,444)	$(11,075)
State and local tax, net of federal income tax benefit	(607)	(917)	(1,028)
Other	(592)	1,205	9
Change in valuation allowance	7,453	9,156	12,094

	$—	$—	$—

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the two years ended December 31, 2004 and 2003, consist of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003
Deferred tax assets/(liabilities):
Deferred expenses	$23	$—
Deferred rent	189	—
Capital loss	56	56
Deferred revenue	1,216	—
Restructuring charges	637	637
Legal expense	—	185
Stock options	4,425	4,231
Depreciation and impairment of property, plant and equipment	(5,210)	(6,165)
Goodwill	6,756	7,416
Net operating loss	71,232	65,720
Section 481 adjustment	—	(199)
Bad debts	279	269
Valuation allowance	(79,603)	(72,150)

Net deferred tax asset/(liability)	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

During the tax year ended December 31, 2004 a valuation allowance for the full amount of the net deferred tax asset was recorded. The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Based upon the level of historical taxable income and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $190 million. These tax loss carryforwards begin expiring in 2012. In addition, the tax net operating losses are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a Company’s net operating losses after a more than 50 percentage point ownership change occurs, generally, with respect to a company’s stock. It was determined that such an ownership change(s) occurred during the year ended December 31, 2002. The amount of the Company’s net operating losses incurred prior to the ownership change is limited (the “Loss Limitation”) based on the value of the Company on the date of the ownership change. The annual Loss Limitation is uncertain since it is dependent upon the ultimate determination of the value of the Company on the date of ownership change and the implementation of certain tax strategies. It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $500,000 per year.

13. METROMEDIA FIBER NETWORK SERVICES, INC. PRIVATE NETWORK AGREEMENT

As of December 31, 2003, the net balance of goodwill of $7.5 million related to the acquisition of an exclusive right of use of dark fiber for 20 years in multiple markets from Metromedia Fiber Network Services, Inc. was written off as impaired according to SFAS No.142. See Note 5.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2004(a)	June 30, 2004(b)	September 30, 2004	December 31, 2004
Revenues	$10,290	$7,940	$8,149	$8,200
Net Income/(Loss from operations)	1,170	(13,775)	(1,849)	(2,037)
Net Income (loss)	652	(14,261)	(2,293)	(2,492)
Net income (loss) per share—basic	$0.01	$(0.28)	$(0.04)	$(.05)
Weighted average shares outstanding—basic	47,618	51,063	51,019	50,997
Net income (loss) per share—diluted	$0.01	$(0.28)	$(0.04)	$(0.05)
Weighted average shares outstanding—diluted	47,644	51,063	51,019	50,997

	March 31, 2003(c)	June 30, 2003	September 30, 2003	December 31, 2003(d)
Revenues	$6,377	$6,451	$6,680	$7,097
Net Income/(Loss from operations)	(1,600)	(1,447)	(1,570)	(11,911)
Net Income (loss)	(11,176)	(1,990)	(2,112)	(12,497)
Net income (loss) per share—basic	$(0.33)	$(0.06)	$(0.05)	$(0.31)
Weighted average shares outstanding—basic	34,119	35,217	38,663	40,680
Net income (loss) per share—diluted	$(0.33)	$(0.06)	$(0.05)	$(0.31)
Weighted average shares outstanding—diluted	34,119	35,217	38,663	40,680

(a)	The Company prevailed in an arbitration proceeding regarding a breach of contract. The Company was recorded revenues of approximately $2.7 million, and approximately $0.3 million for the reimbursement of legal fees. See Note 15.
(b)	The Company recorded an impairment of $9.5 million due to settlement with a dark fiber provider. See Note 4.
(c)	The Company recorded a charge of $9.0 million related to an early extinguishment of debt related to the restructuring of its Credit Facility. See Note 7.
(d)	The Company recorded a $7.5 million charge for the impairment of goodwill. The Company recorded a $1.5 million charge for the impairment of certain long-lived assets. See Note 5.

15. LEGAL SETTLEMENT EXPENSE

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

On March 10, 2004, the Company was notified that it has prevailed in an arbitration proceeding regarding a breach of contract. The Company was awarded approximately $2.7 million. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and the Company recognized this amount

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as revenues in 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. The Company recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, the Company recognized an additional $0.3 million in revenues that were previously deferred. The Company did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

16. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 2.9 million shares of the Company’s common stock with a fair value of $4.8 million on the closing date and approximately $432,000 (including acquisition costs of approximately $262,000) in cash. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of the Company’s common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock of the Company as of the closing date without first receiving stockholder approval. FiberNet has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and has also agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. In connection with the closing of the acquisition, Oskar Brecher, a founder of Gateway Colocation, has been appointed to the board of directors of the Company.

The acquisition was accounted for under the purchase method of accounting. The assets acquired were recorded at their estimated fair values as determined by the Company based on information currently available and on current assumptions about future operations. Pro forma financial statements were not presented as the acquisition was not deemed significant.

The Company recorded $2.3 million of goodwill at the time of this acquisition. A summary of the allocation of the total transaction consideration is as follows (in thousands):

Total Transaction Consideration	$4,972
Less assets acquired:
Property, plant and equipment	2,370
Other intangible assets	486
Other assets	334
Plus liabilities assumed:
Accrued expenses	198
Deferred revenues	329

Goodwill	$2,309

In June 2004, the Company’s settlement agreement with a dark fiber provider required it to record an impairment to property, plant and equipment. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required the Company to perform a test for impairment of goodwill under FASB Statement No. 142,

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Goodwill and Other Intangible Assets”. As such, the Company performed a test for recoverability of goodwill and determined that the goodwill from the acquisition of Gateway Colocation was impaired and recorded a $2.3 million impairment.

17. EQUITY TRANSACTION

On January 30, 2004, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 6.4 million shares of common stock at a price of $1.25 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Stock Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 1.9 million shares of common stock at an exercise price of $1.75 per share. Additionally, the Company issued 256,000 shares of its common stock to the placement agent, and paid $0.5 million in professional fees.

In connection with the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, dated as of January 30, 2004, which requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors and (ii) the shares of common stock underlying the warrants issued to the investors.

In connection with the consummation of both the acquisition and equity financing described above, the Company entered into certain transactions with the lenders under its Credit Facility. The Company and the lenders executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment, which was effective as of December 31, 2003, also revised the automatic reductions of the commitments underlying the Credit Facility that are required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 16, 2004 the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the Credit Facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 379,230 shares of common stock from $3.60 per share to $0.001 per share which were immediately exercised by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on the Company’s consolidated financial statements.

18. ACQUISITION OF CONSOLIDATED EDISON COMMUNICATIONS

On December 10, 2004, the Company entered into a stock purchase agreement with Consolidated Edison, Inc. (the “Con Ed Agreement”) for the purchase of all of the issued and outstanding shares of Consolidated Edison Communications Holding Company, Inc., (“CEC”), a wholly-owned subsidiary, for $37.0 million. The Con Ed Agreement is subject to certain purchase price adjustments, certain closing conditions, including the receipt of third party and governmental consents, and contains customary representations, warranties and covenants by each of the parties. CEC provides managed network services in the New York metropolitan area.

In order to finance the acquisition of CEC described above, on December 10, 2004, the Company entered into a securities purchase agreement (as amended, the “Investor Purchase Agreement”), with certain investors for the sale of up to $37.0 million in shares of a newly issued series K convertible preferred stock (the “Series K

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred”), and common stock warrants (the “Warrants”). The Series K Preferred and the Warrants are convertible and exercisable at a price of $1.00 per share of common stock, and may be subject to adjustment in certain circumstances. The Warrants have a term of seven years.

The Series K Preferred stock will not have voting rights, and will pay dividends beginning on the first anniversary of the closing date at a rate equal to 4% per annum, increasing to 8% per annum after the third anniversary of the closing date until the Series K Preferred are fully converted. The Series K Preferred ranks senior to all of the Company’s outstanding equity securities, in the event of a liquidation, dissolution or winding up of the Company, but is subject to the prior satisfaction of the Company’s existing credit facilities if any cash payments are required. Subject to the satisfaction of certain conditions, including specific operating criteria or the failure to maintain stock listing criteria, the Series K Preferred may become subject to mandatory conversion or redemption, with alternative settlement options including cash payments, issuance of new securities or common stock, as defined by the Investor Purchase Agreement.

Contemporaneously with the execution of the Investor Purchase Agreement, the Company amended 833,517 common stock warrants currently owned by the lead investor in the equity financing, SDS Capital Partners, LLC (“SDS”), to reduce the exercise price thereof from $3.60 to $0.01. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on its consolidated financial statements. Furthermore, SDS is entitled to certain rights to designate a new member to the Board of Directors and to designate an observer at Board meetings.

In connection with the Investor Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, dated as of December 10, 2004, which requires a registration statement to be filed with the Securities and Exchange Commission within 45 days after the closing of the Investor Purchase Agreement, and to have such registration statement declared effective within 120 days following such closing. The Company could be subject to cash penalties if, among other things, it is late in meeting such deadlines or if its common stock was not listed for quotation on the NASDAQ Small Cap Market at any time after the 90th day following the closing.

In connection with the execution of both the acquisition and equity financing transactions described above, the Company entered into certain transactions with Deutsche Bank AG New York Branch, Wachovia Investors, Inc. and IBM Credit LLC, the lenders under its senior secured credit facility. The Company, together with its wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with the Lenders a thirteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, among other things, the lenders consented to the above-referenced transactions.

The closings of the Con Ed Agreement and the Investor Purchase Agreement will occur simultaneously and the Company anticipates that such closings will occur during the first six months of 2005.

19. SUBSEQUENT EVENTS

On February 1, 2005, the Company entered into a consulting agreement with Michael Liss, the Chairman of the Board of Directors and former President and Chief Executive Officer. Pursuant to the terms of this agreement, Mr. Liss will provide general financial advisory services, including assisting the Company in analyzing and evaluating potential strategic transactions and public or private placements of debt or equity securities. Mr. Liss will receive $200,000 per annum as compensation for his services, including reimbursement for the payment of health, life and disability insurance premiums and for travel expenses incurred in connection with the performance of his agreement, as well as customary indemnification. The initial term of the consulting agreement is six months, subject to renewal upon mutual agreement of the parties.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 31, 2005, Michael S. Liss resigned as President and Chief Executive Officer. Mr. Liss will continue to serve as the Chairman of the Board of Directors.

On January 31, 2005, Jon A. DeLuca was appointed as President and Chief Executive Officer. In addition, on January 31, 2005, Edward J. Granaghan was appointed as Senior Vice President—Finance and Chief Financial Officer.

On February 15, 2005, the Nasdaq Stock Market (“Nasdaq”) notified the Company that although the Company has not yet regained compliance for continued inclusion under Marketplace Rule 4310(c)(4), as of February 14, 2005 it had met all initial inclusion criteria for the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c) (except for the bid price). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), Nasdaq provided the Company with an additional 180 calendar day period, or until August 12, 2005, to regain compliance. If, at anytime before August 12, 2005, the bid price of the its common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company is in compliance with the rule. In response to Nasdaq’s notification, the Company intends to carefully monitor its stock price and consider all options to regain compliance.

On March 22, 2005, the Company, together with its wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with its lenders a fourteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, the amortization payments for 2005 were deferred until 2006, and covenant levels were changed. This amendment require the Company to raise additional capital in the first half of 2005.

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

ITEM 9B. OTHER INFORMATION

On March 24, 2005, Jon A. DeLuca was appointed to our Board of Directors. On January 31, 2005, Mr. DeLuca was appointed as our President and Chief Executive Officer. Until his appointment as President and Chief Executive Officer, Mr. DeLuca served as our Senior Vice President—Finance and Chief Financial Officer and also as our Vice President—Finance from June 14, 1999 to July 3, 2001. From 1997 to 1999, Mr. DeLuca was a Managing Director of Lago Industries, LLC, a private merchant banking firm. From 1992 to 1997, he was employed in the leveraged finance groups of Lazard Freres & Co. LLC and Bear, Stearns & Co. Inc. Mr. DeLuca has a B.A. from Trinity College.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2004 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2004 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2004 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2004 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2004 fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Supplemental Schedules” at Item 8 of this Annual Report on Form 10-K.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Reorganization, dated as of June 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

3.12	Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003 (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.2	Form of Warrant to purchase our Common Stock at a purchase price of $0.67 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 15, 2000).

Exhibit No.	Exhibit Name
4.3	Form of Warrant to purchase our Common Stock at a purchase price of $1.50 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.4	Amended and Restated Stockholders Agreement, dated as of January 31, 2001, between us, Signal Equity Partners, L.P. (formerly known as Signal Capital Partners, L.P.), as the Majority in Interest of the Purchasers, and Nortel Networks Inc., amending and restating the Stockholders Agreement dated as of May 7, 1999, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 2, 2001).

4.5	Registration Rights Agreement, dated as of May 7, 1999 by and among us and the stockholders listed therein (incorporated by reference to Exhibit I of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

4.6	Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

4.7	Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex. Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

4.8	Warrant Agreement, dated February 9, 2001, between us and First Chicago Investment Corporation (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 15, 2001).

4.9	First Limited Waiver and Agreement, dated as of February 9, 2001, between us and First Union Investors, Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 15, 2001).

4.10	Form of Warrant Agreement to purchase our Common Stock at a purchase price of $6.56 per share, issued in connection with a public offering on February 1, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 5, 2001).

4.11	Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 7, 2001).

4.12	Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 7, 2001).

4.13	Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.14	Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

4.15	Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.16	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed on November 1, 2002).

Exhibit No.	Exhibit Name
4.17	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed on November 1, 2002).

4.18	First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.19	First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.20	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 12, 2002).

4.21	Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

4.22	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Investor Purchase Agreement, dated as of January 10, 2003 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 13, 2003).

4.23	2003 Equity Incentive Plan (incorporated by reference to Exhibit 1 to our Definitive Information Statement on Schedule 14C, filed on April 17, 2003).

4.24	Registration Rights Agreement, dated as of January 30, 2004, by and among us, Local Fiber, L.L.C. and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 6, 2004).

4.25	Registration Rights Agreement, dated as of January 30, 2004, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 6, 2004).

4.26	Form of Warrant to purchase our Common Stock at a purchase price of $1.75 per share, issued in connection with the Common Stock Purchase Agreement, dated as of January 30, 2004 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 6, 2004).

4.27	Warrant Agreement by and between Westport Communications LLC and us, dated as of October 29, 2004. **

4.28	Form of Incentive Stock Option Agreement. **

4.29	Form of Nonqualified Stock Option Agreement. **

4.30	Form of Restricted Stock Agreement. **

10.1	Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

10.2	Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15, 1998).

Exhibit No.	Exhibit Name
10.3	Securities Purchase Agreement, dated as of May 7, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit A of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

10.4	Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

10.5	First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

10.6	First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

10.7	First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on October 5, 1999).

10.8	First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

10.9	Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

*10.10	Private Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network Services, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.11	Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.12	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.13	Employment Agreement, dated as of January 18, 2000 between us and Lance L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.14	Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.15	Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.16	Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.17	Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.18	Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

Exhibit No.	Exhibit Name
10.19	Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4, 2000).

10.20	Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15, 2000).

10.21	Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

10.22	Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.23	Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2001).

10.24	Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA) Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 15, 2001).

10.25	Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

10.26	Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

10.27	Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

10.28	Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

10.29	Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

10.30	Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 between Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

10.31	Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15, 2001).

Exhibit No.	Exhibit Name
10.32	Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

10.33	Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc. (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15, 2001).

10.34	Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on February 15, 2001).

10.35	Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on February 15, 2001).

10.36	Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed on February 15, 2001).

10.37	Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15, 2001).

10.38	Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15, 2001).

10.39	Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

10.40	Stock Purchase Agreement, dated as of December 7, 2001, by and among us and the Purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

10.41	Third Amendment, dated as of December 10, 2001, among FiberNet Operations, Inc. Devnet L.L.C. and the lenders identified therein, to the Amended and Restated Credit Agreement, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on March 1, 2002).

10.42	Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 1, 2002).

10.43	Common Stock Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors purchasers therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 1, 2002).

Exhibit No.	Exhibit Name
10.44	Seventh Amendment to the Amended and Restated Credit Agreement, dated as of October 30, 2002, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 1, 2002).

10.45	Note Exchange Agreement, dated as of October 30, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on November 1, 2002).

10.46	Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series H Preferred Stock (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on November 1, 2002).

10.47	Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series J-1 Preferred Stock (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on November 1, 2002).

10.48	Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 12, 2002).

10.49	Eighth Amendment to the Amended and Restated Credit Agreement, dated as of November 11, 2002, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 12, 2002).

10.50	Note Exchange Agreement, dated as of November 11, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 12, 2002).

10.51	Ninth Amendment to the Amended and Restated Credit Agreement, dated as of January 10, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 13, 2003).

10.52	Form of Debt Exchange Agreement, dated as of January 10, 2003, by and among us and certain lenders listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 13, 2003).

10.53	Common Stock Purchase Agreement, dated as of January 10, 2003, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

10.54	Security Agreement, dated as of January 10, 2003, by us in favor of Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 13, 2003).

10.55	Securities Account Control Agreement, dated as of January 10, 2003, among us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on January 13, 2003).

10.56	Agreement of Lease, between Westport Communications, LLC and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

Exhibit No.	Exhibit Name
10.57	Amended and Restated Credit Agreement, dated February 9, 2001, among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein, as conformed through the Ninth Amendment of such Credit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 17, 2003).

10.58	Tenth Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 17, 2003).

10.59	Loan Letter Agreement, dated June 13, 2003, by and among us, North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 17, 2003).

10.60	Amendment of Lease, between Westport Communications, LLC and us, dated as of October 31, 2003 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q, filed on November 12, 2003).

10.61	Asset Purchase Agreement, dated as of December 31, 2003, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 6, 2004).

10.62	Common Stock Purchase Agreement, dated as of January 30, 2004, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 6, 2004).

10.63	Eleventh Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 6, 2004).

10.64	Twelfth Amendment to the Amended and Restated Credit Agreement, dated as of March 26, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K, filed on March 30, 2004).

10.65	Amendment of Lease, by and between Hudson Telegraph Associates, L.P. and FiberNet Equal Access LLC, dated as of October 29, 2004. **

10.66	Stock Purchase Agreement, dated as of December 10, 2004, by and between us and Consolidated Edison, Inc. **

10.67	Securities Purchase Agreement, dated as of December 10, 2004, by and among us and each of the purchasers set forth on the execution pages thereto. **

10.68	Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of December 10, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein. **

10.69	First Amendment to Securities Purchase Agreement, dated as of December 15, 2004, by and among us and each of the purchasers set forth on the execution pages thereto. **

10.70	Second Amendment to Securities Purchase Agreement, dated as of December 29, 2004, by and among us and each of the purchasers set forth on the execution pages thereto. **

10.71	Consulting Agreement, dated as of February 1, 2005, by and between Michael Liss and us. **

Exhibit No.	Exhibit Name
10.72	Executive Compensation Arrangements. **

10.73	Director Compensation Arrangements. **

10.74	Amendment, dated as of March 22, 2005, among us, FiberNet Operations, Inc., Devnet L.L.C., and Deutsche Bank AG New York Branch, to (1) the Amended and Restated Credit Agreement among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein and (2) the Amended and Restated Parent Guaranty Agreement executed and delivered by us to Deutsche Bank AG New York Branch. **

14	Corporate Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K, filed on March 30, 2004).

21.1	Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Section 906 Certification **

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP , INC .

By:	/s/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Director, President and Chief Executive Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ EDWARD J. GRANAGHAN Edward J. Granaghan	Senior Vice President-Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ MICHAEL S. LISS Michael S. Liss	Chairman	March 30, 2005

/s/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	March 30, 2005

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	March 30, 2005

/s/ OSKAR BRECHER Oskar Brecher	Director	March 30, 2005

/s/ ROBERT E. LABLANC Robert E. LaBlanc	Director	March 30, 2005

/s/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	March 30, 2005

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	March 30, 2005