Form 10-Q
period 2005-03-31
FIBERNET TELECOM GROUP INC\
filed 2005-05-12
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes   ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, as of May 9, 2005, was 51,469,891 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements

See attached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our operations and ability to grow may be affected by numerous factors, including: the difficulty inherent in operating a company in a rapidly evolving market; our history of operating losses and cash flow deficits; our limited financial resources and uncertainty as to the availability of additional capital, if necessary, to fund our operations on acceptable terms, if at all; our success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that our customers and vendors are experiencing; the lack of growth in demand for our services or the failure to manage the growth of our operations; the frequency of service interruptions on our networks and the scalability and reliability of our networks; the potential occurrence of a natural disaster or act of terrorism that could impact our networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for our services; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. Our failure to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance under our credit facility for immediate payment.

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

Our revenues are generated on a monthly basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2004 and in 2005, we continued to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services on a month-to-month basis or for a contracted period of one year. Our revenues are generated in the United States of America.

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

Currently our colocation and access services produce less than one-third of our revenues. In the future, we anticipate generating significantly more of our revenues from transport services than from colocation or access management services. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our colocation and access services.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2004 and 2005 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines.

Our network solutions service provides our customers with circuits on networks that we do not own. We purchase circuits from other wholesale telecommunications carriers and sell this connectivity to our customers. We offer network solutions services in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas.

Our colocation services have not experienced the same level of disconnections and price declines as our transport services. The physical constraints of available colocation space in our facilities and our competitors’ facilities have limited the supply imbalance that has developed in the connectivity market. In addition, unlike the fluctuations in demand for bandwidth based upon end-user usage, demand for colocation space is more stable because of the consistent need for a location to locate networking equipment. As a result, prices for colocation have not decreased as much as those of bandwidth and carriers are less likely to terminate colocation contracts. However, the growth prospects of our colocation services are not as great as those of our transport services, as we are limited in the amount of colocation space that we can sell without making a significant investment in an additional colocation facility. Our ability to expand the capacity of our transport networks is much greater due to technological advancements in fiber optics, such as dense wave division multiplexing or DWDM.

Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Other specific costs of services include maintenance and repair costs, utility costs and license fees. Most of our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our two leases at 60 Hudson Street in New York City require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Our cost of services also include the charges that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services on other networks. As we provide additional off-net transport services, we will purchase more connectivity from other carriers. Other than our license fees and off-net connectivity charges, our cost of services is generally fixed in nature. With the exception of off-net transport and license fees, we do not anticipate that cost of services will change commensurately with any change in our revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 72 employees as of March 31, 2005 compared to 75 as of December 31, 2004. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, furniture and fixtures, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to twenty years.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

Revenue Recognition

We recognize revenues when earned as services are provided throughout the life of each sales order with a customer. The majority of our revenues are invoiced on a monthly recurring basis under sales orders that are typically one year in length. Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract. We record deferred revenue for the amount of an invoice that has not been recognized as revenue. Deferred revenue is recorded for the full value of the contract at contract inception, only if we are contractually entitled to invoice the customer for the full value of the contract and the customer has paid such invoice.

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. All of the costs are expensed as incurred. For the quarter ended March 31, 2005, our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues and $0.1 million of our cost of services. For the quarter ended March 31, 2004, reciprocal agreements accounted for $0.1 million, or 1.2%, of revenues and $0.1 million of our cost of services.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues for the quarter ended March 31, 2005 were $7.9 million as compared to $10.3 million for the quarter ended March 31, 2004. We increased the number of our customers from 181 at March 31, 2004 to 218 as of March 31, 2005, with the addition of domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $4.8 million in on-net transport service revenues for the quarter ended March 31, 2005, down from $5.0 million for the quarter ended March 31, 2004. Off-net transport service revenues for the quarter ended March 2005 were $1.2 million, up from $0.6 million for the quarter ended March 31, 2004. Revenues from colocation and other services were $1.7 million for the quarter ended March 31, 2005 compared to $1.5 million for the quarter ended March 31, 2004, and revenues from communications access management services declined to $0.2 million for the quarter ended March 31, 2005 from $0.5 million for the quarter ended March 31, 2004.

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

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. On-net transport revenues decreased slightly as we provided a greater number of lower-bandwidth circuits to our customers, partially offsetting the disconnections and price decreases that we have been experiencing; however, off-net transport revenues increased over the same period. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. The decrease in access revenues was due to the severe decline in the market for building-centric services and the resulting bankruptcies of many building-centric service providers, many of whom were our customers. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the quarters ended March 31, 2005 and 2004, there were no individual customers that accounted for over 10.0% of our revenues, excluding revenues recognized in connection with the arbitration award. Reciprocal agreements accounted for $0.1 million, or 1.5%, of revenues for the quarter ended March 31, 2005, and remained flat compared to $0.1 million, or 1.2%, of revenues for the quarter ended March 31, 2004.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $3.8 million for the quarter ended March 31, 2005, compared to $3.0 million for the quarter ended March 31, 2004. The majority of our cost of services is occupancy expenses, consisting of rent and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes license fees, maintenance and repair costs and off-net connectivity charges.

Occupancy expenses, which represented 67.3% of cost of services or $2.6 million for the quarter ended March 31, 2005, increased by approximately 32.4% or $0.6 million over the quarter ended March 31, 2004. This was expected, as we consolidated the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 6.8% of cost of services or $0.3 million for the quarter ended March 31, 2005, decreased by over 52.5% or $0.3 million from the quarter ended March 31, 2004. This decrease results from a reduction in the percentage used to calculate license fees at our 60 Hudson Street facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided. We expect license fees to represent an equivalent percentage of cost of services, prospectively.

Off-net connectivity charges were 22.0% of cost of services or $0.8 million for the quarter ended March 31, 2005, versus 14.7% of the cost of services or $0.4 million for the quarter ended March 31, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport. Maintenance and repair costs were 3.1% or $0.1 million of cost of services for the quarter ended March 31, 2005. Although these costs increased by $0.1 million from the quarter ended March 31, 2004, they will continue to represent a relatively small and fixed component of cost of services.

Reciprocal agreements accounted for $0.1 million of our cost of services for the quarters ended March 31, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarters ended March 31, 2005 were $4.6 million compared to $3.7 million for the quarter ended March 31, 2004. Personnel costs represented 64.1%, or $2.5 million, of selling, general and administrative expenses for the quarter ended March 31, 2005 compared to 75.3%, or $2.8 million, for the quarter ended March 31, 2004. Professional fees for the quarter ended March 31, 2005 were $0.4 million, compared to $0.1 million for the quarter ended March 31, 2004. We anticipate selling, general and administrative expenses to increase modestly throughout 2005 with the general growth of our business. During the quarter ended March 31, 2005, we expensed $0.6 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc.

Stock Related Expense. Stock related expense for the quarters ended March 31, 2005 and 2004 was $0.1 million. This non-cash expense relates to the amortization of restricted stock granted to our employees. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Depreciation and Amortization. Depreciation and amortization expenses for the quarters ended March 31, 2005 and 2004 were $2.2 million and $2.3 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the quarter ended March 31, 2005 was approximately $18,000, compared to approximately $7,000 for the quarter ended March 31, 2004. Interest income is generated on our cash and restricted cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the quarters ended March 31, 2005 and 2004 was $0.5 million. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense may increase as the underlying LIBOR rates are expected to increase in the future periods.

Net (Loss) Income. We reported net loss of $3.3 million for the quarter ended March 31, 2005 compared to a net income of $0.7 million for the quarter ended March 31, 2004. This change is a result of the aforementioned changes in our operations, in particular the $2.7 million in revenue recognized in connection with the arbitration award granted during the quarter ended March 31, 2004.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and a net loss for the three months ended March 31, 2005 of $2.8 million and $3.3 million, respectively, compared to income from operations and net income of $1.2 million and $0.7 million, respectively, for the three months ended March 31, 2004. During the three months ended March 31, 2005, cash used in operating activities was approximately $1.0 million, and cash purchases of property, plant and equipment were $0.7 million, compared to cash used in operating activity and cash purchases of property, plant and equipment of $0.5 million and $0.6 million, respectively, for the three months ended March 31, 2004.

For the three months ended March 31, 2005, we received $0.8 million in net cash from financing activities. For the three months ended March 31, 2004, we received $1.9 million in net cash from financing activities.

On January 30, 2004, we acquired the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of March 31, 2005, there were no additional shares required under the “earn-out” provision.

As previously disclosed in our Annual Report on Form 10-K for 2004, on December 10, 2004, we entered into a stock purchase agreement with Consolidated Edison, Inc. (the “Con Ed Agreement”) for the purchase of all of the issued and outstanding shares of Consolidated Edison Communications Holding Company, Inc. (“CEC”), a wholly-owned subsidiary, for $37.0 million. In order to finance the acquisition of CEC, we entered into a securities purchase agreement (as amended, the “Investor Purchase Agreement”), with certain investors for the sale of up to $37.0 million in shares of a newly issued convertible preferred stock and common stock warrants. See below as to the mutual release and termination of this agreement.

In connection with the execution of both the acquisition and equity financing transactions described above, we entered into certain transactions with Deutsche Bank AG New York Branch, Wachovia Investors, Inc. and IBM Credit LLC, the lenders under our senior secured credit facility (the “Lenders”). We, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with the Lenders a thirteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, among other things, the Lenders consented to the above-referenced transactions, however, as a result of the termination described below, the thirteenth amendment was also terminated by its terms.

On May 4, 2005, we entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues.

As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which we entered into to finance the acquisition of CEC, terminated pursuant to its terms.

The Termination Agreement contains mutual releases of liability. We do not expect to incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, we expensed a total of $0.6 million of deferred transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement.

On March 22, 2005, we, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with our Lenders a fourteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and covenant levels were changed. This amendment requires us to raise a minimum of $6.5 million of additional equity capital in the first half of 2005. As a condition to the Lenders entering into the fourteenth amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 496,231 shares of common stock from $3.60 per share to $0.01 per share, which were subsequently exercised in April 2005 by the Lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our condensed consolidated financial statements.

We intend on raising additional equity capital to pay our $10.2 million current portion of our credit facility.

As of March 31, 2005, we had $16.1 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $4.5 million of available borrowing capacity and $0.9 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The weighted average interest rate on our outstanding borrowings under the facility was 5.82% at an applicable borrowing rate of LIBOR+300 basis points. We were in full compliance with all of the covenants contained in the credit agreement as of March 31, 2005. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, and a minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent approximately $0.7 million in capital expenditures during the three months ended March 31, 2005, primarily for the implementation of customer orders, including the purchase of networking equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $0.6 million for the three months ended March 31, 2004. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2005, we expect to invest $3.0 million to $4.0 million in capital expenditures, primarily for customer order activity and expansion of the 60 Hudson Street Meet-Me-Room facility in New York City. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the quarter ended March 31, 2005, there were no warrants exercised or options granted. During the three months ended March 31, 2005, 8,000 shares of restricted stock were returned to the Company as the result of employee terminations prior to vesting.

As of May 9, 2005, we had approximately 51.5 million shares of common stock outstanding, or approximately 60.5 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding of our ongoing operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 30, 2005. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our condensed consolidated financial statements.

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, which eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 31, 2005, we had borrowed $16.1 million under our credit facility, with a current weighted average interest rate of 5.82%.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 25, 2005, a Special Meeting of Stockholders was held and the shares present voted on the following matters:

(1) The right to allow for the conversion of a series K convertible preferred stock and the exercise of related warrants, proposed to be sold pursuant to a Securities Purchase Agreement that the Company entered into on December 10, 2004, with the purchasers named therein was approved with 28,823,007 votes FOR, 700,928 votes AGAINST, and 27,352 votes ABSTAINING.

(2) The ability to issue securities in a subsequent financing or series of financings that could result in the issuance of greater than 20% of the Company’s common stock that will be outstanding as of the issuance date of such securities or on a post-issuance basis was approved with 28,689,034 votes FOR, 830,386 votes AGAINST, and 41,867 votes ABSTAINING.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 10.1

Mutual Termination and Release Agreement with Consolidated Edison, Inc., dated May 4, 2005.

Exhibit 31.1 – Section 302

Certification of Chief Executive Officer

Exhibit 31.2 – Section 302

Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2005

FIBERNET TELECOM GROUP, INC.

By:	/ s / EDWARD J. GRANAGHAN
Name:	Edward J. Granaghan
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,924	$2,909
Restricted cash	1,891	1,881
Accounts receivable, net of allowance of $749 at March 31, 2005 and December 31, 2004	2,541	4,275
Prepaid expenses	532	676

Total current assets	6,888	9,741
Property, plant and equipment, net	72,607	74,123
Other Assets:
Deferred charges, net of accumulated amortization of $1,600 and $1,860 at March 31, 2005 and December 31, 2004, respectively	1,777	2,292
Other assets	1,537	1,569

Total other assets	3,314	3,861

TOTAL ASSETS	$82,809	$87,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,719	$4,409
Accrued expenses	3,550	3,805
Deferred revenues—current portion	1,311	3,427
Notes payable—current portion	10,210	6,182

Total current liabilities	18,790	17,823
Long-Term Liabilities:
Notes payable, less original issue discount of $1,420 and $1,598 at March 31, 2005 and December 31, 2004, respectively	4,548	7,405

Deferred revenues	3,401	3,261

Total Long Term Liabilities	7,949	10,666

Total liabilities	26,739	28,489
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 50,981,572 and 50,989,572 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	51	51
Additional paid-in-capital and other	444,422	444,429
Deferred compensation	(4,306)	(4,443)
Deferred rent (warrants)	(1,862)	(1,906)
Accumulated deficit	(382,235)	(378,895)

Total stockholders’ equity	56,070	59,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,809	$87,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2005	2004
Revenues	$7,949	$10,290
Operating expenses:
Cost of services (exclusive of items shown separately below)	3,823	2,996
Selling, general and administrative expense excluding stock related expense	4,597	3,717
Stock related expense for selling, general, and administrative matters	129	128
Depreciation and amortization	2,240	2,279

Total operating expenses	10,789	9,120

(Loss) income from operations	(2,840)	1,170
Interest income	18	7
Interest expense	(518)	(525)

Net (loss) income	$(3,340)	$652

Net (loss) income per share—basic	$(.07)	$0.01
Weighted average common shares outstanding—basic	50,984	47,618
Net (loss) income per share—diluted	(.07)	0.01
Weighted average common shares outstanding—diluted	50,984	47,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(3,340)	$652
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,240	2,279
Stock related expense	129	128
Deferred rent expense	44	—
Other non-cash items	302	251
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,769	(3,375)
Decrease in prepaid expenses	144	269
Decrease in deferred charges (Note 7)	622	—
Decrease (increase) in other assets	5	(1,073)
(Increase) decrease in accounts payable	(690)	495
Decrease in accrued expenses	(255)	(801)
(Decrease) increase in deferred revenues	(1,976)	703

Cash used in by operating activities	(1,006)	(472)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(10)	474
Acquisition of Gateway Colocation	—	(382)
Capital expenditures	(722)	(575)

Cash used in investing activities	(732)	(483)

Cash flows from financing activities:
Proceeds from debt financings	1,000	—
Payment of financing costs of debt financings	(247)	(42)
Payment of financing costs of equity financings	—	(520)
Repayment of notes payable	—	(5,583)
Proceeds from issuance of equity securities	—	8,000

Cash provided by financing activities	753	1,855

Net (decrease) increase in cash and cash equivalents	(985)	900
Cash and cash equivalents at beginning of period	2,909	3,488

Cash and cash equivalents at end of period	$1,924	$4,388

Supplemental disclosures of cash flow information:
Interest paid	$230	$266
Non-cash financing activities:
Common stock issued for acquisition of Gateway Colocation	$—	$4,565

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

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C., a Delaware limited liability company (“Devnet”). FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation, and the remaining 4% of Devnet. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC, a New York limited liability company (“Local Fiber”), and all of the outstanding membership interests of FiberNet Equal Access, LLC, also a New York limited liability company (“Equal Access”). The Company conducts its primary business operations through its operating subsidiaries, Devnet, Local Fiber and Equal Access.

The Company has agreements with other entities, including telecommunications license agreements with building landlords, interconnection agreements with other telecommunications service providers and leases with carrier hotel property owners. FiberNet has also entered into contracts with suppliers for the components of its telecommunications networks. These contracts and agreements are critical to the Company’s ability to execute its business strategy and operating plan.

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry, the difficulty inherent in operating a company in a rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster or act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 30, 2005.

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

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company has a restricted cash account used as collateral to secure the funding obligations for its outstanding letters of credit, which are in lieu of cash security deposits for its facilities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

Computer software	3 Years
Computer equipment	3 Years
Office equipment and fixtures	5 Years
Leasehold improvements	15 Years or remaining life of lease, whichever is earlier
Network equipment	10 Years
Network infrastructure	20 Years

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

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each sales order with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Most of the Company’s contracts are to provide services for a period of one year. Revenue is recognized over the service contract period for all general services. If the Company determines that collection of a receivable is not reasonably assured, it defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts.

As of March 31, 2005 and 2004, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services in the amount of approximately $0.1 million for the three months ended March 31, 2005 and 2004. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the three months ended March 31, 2005 and 2004 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value because they bear interest at a variable rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of March 31, 2005.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which is the term of the related contracts. Deferred financing costs are amortized over the term of the related credit facility.

Earnings Per Share

Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted (losses) earnings per share from continuing operations is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data) (unaudited)
Basic EPS from Continuing Operations Computation
Net (loss) income:	$(3,340)	$652
Weighted average number of common shares outstanding	50,984	47,618

Basic EPS	$(0.07)	$0.01

Diluted EPS from Continuing Operations Computation
Net (loss) income:	$(3,340)	$652

Weighted average number of common shares outstanding	50,984	47,618
Warrants	—	26

Total diluted common shares outstanding	50,984	47,644

Diluted EPS	$(0.07)	$0.01

For the three months ended March 31, 2005, since the Company incurred a net loss, the computation of diluted EPS excludes the effects dilutive securities as their effects on EPS were antidilutive. For the three months ended March 31, 2004, 6.6 million shares were excluded from the calculation of diluted EPS because the exercise prices of the underlying securities exceeded the market price of the common stock at the end of the period.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of March 31, 2005, and as of December 31, 2004, no customer accounted for over 10% of the Company’s total accounts receivable.

For the three months ended March 31, 2005 and 2004, there was no individual customer that accounted for over 10% of the Company’s total revenue, excluding revenues recognized in connection with the Company’s arbitration award during the three months ended March 31, 2004.

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

As of March 31, 2005, the Company had an allowance for doubtful accounts of $0.7 million. During the three months ended March 31, 2005, there were no write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense. As of March 31, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the three months ended March 31, 2004, the Company wrote off approximately $28,000 in the allowance for doubtful accounts and recovered approximately $24,000 due to the sale of securities received as a result of the bankruptcy of a former customer, and there were no charges to bad debt expense.

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

During the quarter ended March 31, 2005, the Company did not grant any shares of restricted stock to employees nor any stock options. During the quarter ended March 31, 2004, the Company granted 128,660 shares of restricted stock to employees with a weighted average price of $1.76 per share and 10,800 stock options with a weighted average exercise price of $1.53 per share. The Company issued its options in 2004 at fair market value.

During the quarters ended March 31, 2005, 8,000 shares of restricted stock were returned to the Company as the result of employee terminations prior to vesting. There were no returns for the quarter ended March 31, 2004. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized on a straight-line basis over the vesting period.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31, (unaudited)
(in thousands, except per share data)	2005	2004
Net (loss) income, as reported	$(3,340)	$652
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(37)	(134)

Pro forma net (loss) income	$(3,377)	$518
Net (loss) income per share:
As reported: Basic	$(0.07)	$0.01
As reported: Diluted	$(0.07)	$0.01
Pro forma: Basic	$(0.07)	$0.01
Pro forma: Diluted	$(0.07)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in March 31, 2005 and 2004: risk-free interest rates of 4.29%, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 295%.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. The Company did not have any derivative contracts during the quarter ended March 31, 2005 or in the year ended December 31, 2004.

Reclassifications

Certain balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Revenues were generated by providing transport, colocation and communications access management services to customers. The Company recognized $4.8 million in on-net transport service revenues for the three months ended March 31, 2005. Off-net transport service revenues for the three months ended March 31, 2005 were $1.2 million. Revenues from colocation and other services were $1.7 million for the three months ended March 31, 2005, and revenues from communications access management services were $0.2 million for the three months ended March 31, 2005.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Computer software	$253	$229
Computer equipment	428	418
Leasehold improvements	31	30
Office equipment and furniture	146	146
Network equipment and infrastructure	107,316	106,675

Subtotal	108,174	107,498
Accumulated depreciation	(35,567)	(33,375)

Property, plant and equipment, net	$72,607	$74,123

Depreciation expense on property, plant and equipment was $2.2 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively.

4. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company acquired the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation.

The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of March 31, 2005, there were no additional shares required under the “earn-out” provision.

5. ACQUISITION OF CONSOLIDATED EDISON COMMUNICATIONS

As previously disclosed in our 2004 Form 10-K, on December 10, 2004, the Company entered into a stock purchase agreement with Consolidated Edison, Inc. (the “Con Ed Agreement”) for the purchase of all of the issued and outstanding shares of Consolidated Edison Communications Holding Company, Inc. (“CEC”), a wholly-owned subsidiary, for $37.0 million. In order to finance the acquisition of CEC, the Company entered into a securities purchase agreement (as amended, the “Investor Purchase Agreement”), with certain investors for the sale of up to $37.0 million in shares of a newly issued convertible preferred stock and common stock warrants.

In connection with the execution of both the Con Ed Agreement and the Investor Purchase Agreement described above, the Company entered into certain transactions with Deutsche Bank AG New York Branch, Wachovia Investors, Inc. and IBM Credit LLC, the lenders under its senior secured credit facility (the “Lenders”). The Company, together with its wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with the Lenders a thirteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, among other things, the Lenders consented to the above-referenced transactions, however, as a result of the termination described in Note 7, the thirteenth amendment was also terminated pursuant to its terms.

6. SIGNIFICANT EVENTS

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

On March 22, 2005, the Company, together with its wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with its Lenders a fourteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and covenant levels were changed. This amendment requires the Company to raise a minimum of $6.5 million of additional equity capital in the first half of 2005. As a condition to the Lenders entering into the fourteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 496,231 shares of common stock from $3.60 per share to $0.01 per share, which were subsequently exercised in April 2005 by the Lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on the condensed consolidated financial statements.

7. SUBSEQUENT EVENTS

On May 4, 2005, the Company entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues.

As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which the Company entered into to finance the acquisition of CEC, terminated pursuant to its terms.

The Termination Agreement contains mutual releases of liability. The Company does not expect to incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, the Company expensed a total of $0.6 million of deferred transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement. The condensed consolidated financial statements for the quarter ended March 31, 2005 reflect this adjustment in selling, general and administrative expenses.