Form 10-Q
period 2005-06-30
FIBERNET TELECOM GROUP INC\
filed 2005-08-15
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐¨

The number of shares outstanding of the registrant’s common stock, as of August 10, 2005, was 5,145,953 shares of Common Stock, $.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐¨    No  ☒

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

Our operations and ability to grow may be affected by numerous factors, including: the difficulty inherent in operating a company in a rapidly evolving market; our history of operating losses and cash flow deficits; our limited financial resources and uncertainty as to the availability of additional capital, if necessary, to fund our operations on acceptable terms, if at all; our success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that some of our customers and vendors are experiencing; the lack of growth in demand for our services or the failure to manage the growth of our operations; the frequency of service interruptions on our networks and the scalability and reliability of our networks; the potential occurrence of a natural disaster or act of terrorism that could impact our networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for our services; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. Our failure to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance under our credit facility for immediate payment.

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

Our revenues are generated on a monthly basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2004 and in 2005, we continued to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services on a month-to-month basis or for a contracted period of one year. All of our revenues are generated in the United States of America.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. We have experienced price declines for some of our services over the past year due to industry trends, with transport services experiencing the greatest decreases. We expect our operating results to continue to be impacted by decreases in the prices of our services.

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

Customers primarily purchased services from us only on an as-needed basis, when their network requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We have also experienced significant disconnections of services, as customers groom their networks to eliminate excess capacity. This loss of revenues has had a significantly negative impact on our financial results and may continue.

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

Our off-net transport services provide our customers with circuits on networks that we do not own. We purchase circuits from other wholesale telecommunications carriers and sell this connectivity to our customers. We offer these services in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas.

Currently our colocation services produce approximately one-quarter of our revenues. Our colocation services have not experienced the same level of disconnections and price declines as our transport services. The physical constraints of available colocation space in our facilities and our competitors’ facilities have limited the supply imbalance that has developed in the connectivity market. In addition, unlike the fluctuations in demand for bandwidth based upon end-user usage, demand for colocation space is more stable because of the consistent need for a location to locate networking equipment. As a result, prices for colocation have not decreased as much as those of transport, and carriers are less likely to terminate colocation contracts. However, the growth prospects of our colocation services are not as great as those of our transport services, as we are limited in the amount of colocation space that we can sell without making a significant investment in an additional colocation facility. Our ability to expand the capacity of our transport networks is much greater due to technological advancements in fiber optics, such as dense wave division multiplexing or DWDM.

Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during the second quarter of 2005. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense, utility costs and license fees under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Most of our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our two leases at 60 Hudson Street in New York City require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. Off-net connectivity charges include the costs that we incur by purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services on networks that we do not own. As we provide additional off-net transport services, we will purchase more connectivity from other carriers. Other specific costs of services include maintenance and repair costs. With the exception of off-net connectivity charges and license fees, we do not anticipate that cost of services will change commensurately with any change in our revenues as our cost of services is generally fixed in nature.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 68 employees as of June 30, 2005 compared to 75 as of December 31, 2004. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, may increase due to changes in the economic environment and telecommunications industry.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our condensed consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. For the six months ended June 30, 2005, our reciprocal agreement accounted for $0.2 million, or 1.5%, of revenues and $0.2 million of our cost of services. For the six months ended June 30, 2004, reciprocal agreements accounted for $0.2 million, or 1.3%, of revenues and $0.2 million of our cost of services.

For the quarter ended June 30, 2005, our reciprocal agreement accounted for $0.1 million, or 1.4%, of revenues and $0.1 million of our cost of services. For the quarter ended June 30, 2004, our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues and $0.1 million of our cost of services.

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant number of our customers have filed for bankruptcy or are otherwise in significant financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we fully reserve the receivable and reverse that reserve only when collection becomes reasonably assured, which is generally upon receipt of payment.

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

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005 were $16.3 million compared to $18.2 million for the six months ended June 30, 2004. We increased the number of our customers from 190 as of June 30, 2004 to 219 as of June 30, 2005, primarily with the addition of domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

During the six months ended June 30, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 15.0% of revenue for the period. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue during the six months ended June 30, 2004 for services previously provided and earned. The payment of the award of approximately $2.7 million in cash was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in the six months ended June 30, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also, in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $9.7 million in on-net transport service revenues for the six months ended June 30, 2005, down slightly from $9.9 million for the six months ended June 30, 2004. Off-net transport service revenues for the six months ended June 30, 2005 were $2.6 million, up from $1.4 million for the six months ended June 30, 2004. Revenues from colocation services were $3.5 million for the six months ended June 30, 2005 compared to $3.1 million for the six months ended June 30, 2004, and revenues from communications access management services declined to $0.5 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. If we excluded the effect of the arbitration award, revenues of $16.3 million for the six months ended June 30, 2005 would have increased 5.2% over the $15.5 million in revenues for the six months ended June 30, 2004.

	For the six months ended June 30,
	2005	2004	$ Change	% Change
On-net transport revenue	$9,740	$9,862	$(122)	(1.2)%
Off-net transport revenue	2,628	1,434	1,194	83.3%
Colocation revenue	3,468	3,051	418	13.7%
Access revenue	481	1,156	(675)	(58.4)%
Revenue from arbitration award	—	2,727	(2,727)	(100.0)%

Total Revenue	$16,317	$18,230	$(1,913)	(10.5)%

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. On-net transport revenues decreased slightly as we provided a greater number of lower-bandwidth circuits to our customers, partially offsetting the disconnections and price decreases that we have experienced due to industry trends. Off-net transport revenues increased significantly over the same period as we leverage our current customer base. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during the second quarter of 2005. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the six months ended June 30, 2005 and 2004, there were no individual customers that accounted for over 10.0% of our revenues, excluding revenues recognized in connection with the arbitration award. Our reciprocal agreement accounted for $0.2 million, or 1.5%, of revenues for the six months ended June 30, 2005, and remained flat compared to $0.2 million, or 1.3%, of revenues for the six months ended June 30, 2004.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $7.9 million for the six months ended June 30, 2005, compared to $6.3 million for the six months ended June 30, 2004. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

Occupancy expenses, which represented 71.9% of cost of services or $5.7 million for the six months ended June 30, 2005, increased $0.6 million as compared to 81.1%, or $5.1 million, for the six months ended June 30, 2004. This increase was expected, as we consolidated the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004, and incurred more colocation and cross-connection charges. License fees, which were 6.4% of cost of services or $0.5 million for the six months ended June 30, 2005, decreased from 17.7% or $1.1 million from the six months ended June 30, 2004. This decrease resulted from a reduction in the percentage used to calculate license fees at our 60 Hudson Street facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided.

Off-net connectivity charges were 24.5% of cost of services or $1.9 million for the six months ended June 30, 2005, versus 16.5% of the cost of services or $1.0 million for the six months ended June 30, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport. Maintenance and repair costs were 3.5% or $0.3 million of cost of services for the six months ended June 30, 2005, compared to 2.4% or $0.2 million for the six months ended June 30, 2004. These costs will continue to represent a relatively small and fixed component of cost of services.

	For the six months ended June 30,
	2005	2004	$ Change	% Change
Occupancy expenses	$5,712	$5,131	$581	11.3%
Off-net connectivity charges	1,949	1,041	908	87.3%
Maintenance and repair and other costs	281	152	129	84.0%

Total Cost of Services	$7,942	$6,324	$1,618	25.6%

Our reciprocal agreement accounted for $0.2 million of our cost of services for the six months ended June 30, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2005 were $9.0 million compared to $8.0 million for the six months ended June 30, 2004. Personnel costs represented 54.9% or $4.9 million of selling, general and administrative expenses for the six months ended June 30, 2005 compared to 65.5% or $5.2 million for the six months ended June 30, 2004. Professional fees for the six months ended June 30, 2005 were $2.0 million, as compared to $0.5 million for the same period in 2004. During the six months ended June 30, 2005, we expensed a $1.2 million of transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc., and costs associated with other acquisitions that we are no longer pursuing. We recorded a one-time termination charge for the six months ended June 2004 of $0.4 million related to the cancellation of a lease of unutilized space at a carrier hotel facility. We anticipate selling, general and administrative expenses to increase modestly throughout 2005 with the general growth of our business.

Stock Related Expense. Stock related expense for each of the six months ended June 30, 2005 and 2004, was $0.3 million. This non-cash expense relates to the amortization of deferred compensation recorded on restricted stock granted to our employees. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the six months ended June 30, 2005, we recorded an impairment of $2.8 million to reflect our revised business plan and forecast of revenues due to the early termination of a significant access agreement as well other renegotiated building access service orders with other customers, which significantly reduced our future revenues from access services.

During the six months ended June 30, 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider, which was purchased in December 1999 for $34.8 million. We also agreed to pay $750,000 to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure and $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that was previously capitalized and impaired. Included in this charge in 2004 was a recovery of $0.1 million due to the disposition of equipment that was previously impaired.

Impairment of Goodwill. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS No. 144”), “Impairment and Disposal of Long Lived Assets”, this asset impairment required us to perform a test for impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, we performed our test for the recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment. For the six months ended June 30, 2005, the Company no longer has any goodwill.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2005 and 2004 was $4.5 million and $4.6 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the six months ended June 30, 2005 was approximately $41,000, compared to approximately $18,000 for the six months ended June 30, 2004. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $1.1 million, compared to $1.0 million for the six months ended June 30, 2004. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense may increase as the underlying LIBOR rates are expected to increase in the future periods.

Net Loss. We reported a net loss of $9.2 million for the six months ended June 30, 2005 compared to a net loss of $13.6 million for the six months ended June 30, 2004. This change is a result of the changes in our operations as previously disclosed.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Revenues for the quarter ended June 30, 2005 were $8.4 million as compared to $7.9 million for the quarter ended June 30, 2004. We increased the number of our customers from 190 at June 30, 2004 to 219 as of June 30, 2005, primarily with the addition of domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $5.0 million in on-net transport service revenues for the quarters ended June 30, 2005, up from $4.9 million for the quarter ended June 30, 2004. Off-net transport service revenues for the quarter ended June 30, 2005 were $1.4 million, up from $0.8 million for the quarter ended June 30, 2004. Revenues from colocation and other services were $1.8 million for the quarter ended June 30, 2005 compared to $1.6 million for the quarter ended June 30, 2004, and revenues from communications access management services declined to $0.2 million for the quarter ended June 30, 2005 from $0.6 million for the quarter ended June 30, 2004.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York City market. On-net transport revenues increased slightly as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. Off-net transport revenues increased significantly over the same period as we leverage our current customer base. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during the second quarter of 2005. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

	For the three months ended June 30,
	2005	2004	$ Change	% Change
On-net transport revenue	$4,946	$4,890	$56	1.2%
Off-net transport revenue	1,442	844	598	70.8%
Colocation revenue	1,764	1,618	146	9.0%
Access revenue	216	588	(372)	(63.3)%

Total Revenue	$8,368	$7,940	$428	5.4%

For the quarters ended June 30, 2005 and 2004, there were no individual customers that accounted for over 10.0% of our revenues. Reciprocal agreements accounted for $0.1 million, or 1.4%, of revenues for the quarter ended June 30, 2005, and compared to $0.1 million, or 1.5%, of revenues for the quarter ended June 30, 2004.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $4.1 million for the quarter ended June 30, 2005, compared to $3.3 million for the quarter ended June 30, 2004. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

Occupancy expenses, which represented 69.9% of cost of services or $2.9 million for the quarter ended June 30, 2005, an increase from 79.3% or $2.6 million over the quarter ended June 30, 2004. This was expected, as we consolidated the costs of the carrier point facility operated by Gateway Colocation that we acquired in the first quarter of 2004. License fees, which were 6.0% of cost of services or $0.2 million for the quarter ended June 30, 2005, decreased from 17.1% or $0.6 million from the quarter ended June 30, 2004. This decrease resulted from a reduction in the percentage used to calculate license fees at our 60 Hudson Street facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided.

Off-net connectivity charges were 26.4% of cost of services or $1.1 million for the quarter ended June 30, 2005, versus 18.0% of the cost of services or $0.6 million for the quarter ended June 30, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport. Maintenance and repair costs were 3.6% or $0.1 million of cost of services for the quarter ended June 30, 2005, compared to 2.5% or $0.1 million from the quarter ended June 30, 2004; they will continue to represent a relatively small and fixed component of cost of services.

	For the three months ended June 30,
	2005	2004	$ Change	% Change
Occupancy expenses	$2,878	$2,639	239	9.1%
Off-net connectivity charges	1,087	600	487	81.2%
Maintenance and repair and other costs	154	90	64	70.9%

Total Cost of Services	$4,119	$3,329	790	23.7%

Reciprocal agreements accounted for $0.1 million of our cost of services for each of the quarters ended June 30, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2005 were $4.4 million compared to $4.2 million for the quarter ended June 30, 2004. Personnel costs represented 54.4%, or $2.4 million, of selling, general and administrative expenses for the quarter ended June 30, 2005 compared to 58.3%, or $2.4 million, for the quarter ended June 30, 2004. Professional fees for the quarter ended June 30, 2005 were $1.0 million, compared to $0.4 million for the quarter ended June 30, 2004. During the quarter ended June 30, 2005, we expensed $0.5 million of transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc. and costs associated with other acquisitions that we are no longer pursuing We recorded a one-time termination charge for the three months ended June 2004 of $0.4 million related to the cancellation of a lease of unutilized space at a carrier hotel facility. We anticipate selling, general and administrative expenses to increase modestly throughout 2005 with the general growth of our business.

Stock Related Expense. Stock related expense for the quarters ended June 30, 2005 and 2004 was $0.1 million. This non-cash expense relates to the amortization of restricted stock granted to our employees. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the quarter ended June 30, 2005, we recorded an impairment of $2.8 million to reflect our revised business plan and forecast of revenues due to the early termination of a significant access agreement as well other renegotiated building access service orders with other customers, which significantly reduced our future revenues from access services.

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

Impairment of Goodwill. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per SFAS No. 144, this asset impairment required us to perform a test for impairment of goodwill under SFAS No. 142. As such, we performed our test for recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment. For the three months ended June 30, 2005, the we no longer have any goodwill.

Depreciation and Amortization. Depreciation and amortization expenses for the quarters ended June 30, 2005 and 2004 were $2.3 million. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the quarter ended June 30, 2005 was approximately $23,000, compared to approximately $12,000 for the quarter ended June 30, 2004. Interest income is generated on our cash and restricted cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended June 30, 2005 and 2004 was $0.5 million. All of our indebtedness bears interest at a floating rate, so we are subject to fluctuations in interest rates. We anticipate that interest expense may increase as the underlying LIBOR rates are expected to increase in the future periods.

Net Loss. We reported net loss of $5.9 million for the quarter ended June 30, 2005 compared to a net loss of $14.3 million for the quarter ended June 30, 2004. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and a net loss for the six months ended June 30, 2005 of $8.2 million and $9.2 million, respectively, compared to a loss from operations and a net loss of $12.6 million and $13.6 million, respectively, for the six months ended June 30, 2004. During the six months ended June 30, 2005, cash used in operating activities was approximately $0.5 million, and cash purchases of property, plant and equipment were $1.1 million, compared to cash provided by operating activity and cash purchases of property, plant and equipment of $2.9 million and $1.3 million, respectively, for the six months ended June 30, 2004.

For the six months ended June 30, 2005, we received $0.9 million in net cash from financing related activities. For the six months ended June 30, 2004, we received $0.2 million in net cash from financing activities.

On January 30, 2004, we acquired the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of June 30, 2005, there were no additional shares required under the “earn-out” provision.

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

In connection with the execution of both the Con Ed Agreement and the Investor Purchase Agreement described above, we entered into certain transactions with Deutsche Bank AG New York Branch, Wachovia Investors, Inc. and IBM Credit LLC, the lenders under our senior secured credit facility (the “Lenders”). We, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with the Lenders a thirteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, among other things, the Lenders consented to the above-referenced transactions, however, as a result of the termination described below, the thirteenth amendment was also terminated by its terms.

On May 4, 2005, we entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which we entered into to finance the acquisition of CEC, terminated pursuant to its terms. The Termination Agreement contains mutual releases of liability. We did not incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, we expensed a total of $1.1 million of transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement during the six months ended June 30, 2005.

On March 22, 2005, we, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with our Lenders a fourteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and financial covenant levels were changed. This amendment required us to raise a minimum of $6.5 million of additional equity capital by June 30, 2005. As a condition to the Lenders entering into the fourteenth amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.10 per share, which were subsequently exercised in April 2005 by the Lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our condensed consolidated financial statements.

We intend on raising additional equity capital to pay a portion of the $13.6 million current indebtedness outstanding under our credit facility and renegotiate the amortization of the credit facility.

On May 25, 2005, we completed our 1-for 10 reverse stock split, which was approved by the stockholders at our annual meeting on May 24, 2005. As a result of the reverse stock split, on June 9, 2005, NASDAQ notified us that we had regained compliance with Marketplace Rule 4310 (c)(4). The earning per share information and all share amounts as presented in these condensed consolidated financials statements have been adjusted to reflect the reverse stock split.

On June 21, 2005, we entered into an amendment with our Lenders. The fifteenth amendment extended the date by which we must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to a purchase agreement in form and substance satisfactory to the Lenders, from June 23, 2005 to July 15, 2005. On July 11, 2005, we entered into an amendment with our Lenders. The sixteenth amendment extended the date by which we must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to an agreement in form and substance satisfactory to the Lenders, from July 15, 2005 to July 22, 2005. On July 22, 2005, we entered into another amendment with our lenders. The seventeenth amendment further extended the date by which we must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to an agreement in form and substance satisfactory to the Lenders from July 22, 2005 to August 23, 2005. In connection with the execution of the seventeenth amendment on July 22, 2005, we paid an amendment fee to the Lenders in an amount equal to fifty basis points of the total commitments of the Lenders under the credit facility, approximately $0.1 million. On August 5, 2005, we paid an extension fee to the Lenders in an amount equal to one hundred basis points of the commitments to the Lenders, approximately $0.3 million.

We are currently undertaking to raise additional capital in a private offering and to negotiate additional amendments to our credit agreement with our Lenders. There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our credit agreement. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to comply with the requirements under our credit agreement, will be on terms that are satisfactory to the Lenders or will be completed by August 23, 2005. If we do not obtain a further waiver or amendment from our Lender, non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

As of June 30, 2005, we had $16.1 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $4.5 million of available borrowing capacity and $1.3 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The weighted average interest rate on our outstanding borrowings under the facility was 6.18% at an applicable borrowing rate of LIBOR+300 basis points. We were in full compliance with all of the covenants contained in the credit agreement as of June 30, 2005. We must comply with financial covenants that include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, and a minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent $1.1 million in capital expenditures during the six months ended June 30, 2005, primarily for the implementation of customer orders, including the purchase of networking equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $1.3 million for the six months ended June 30, 2004. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2005, we expect to invest a total of $2.5 million to $3.5 million in capital expenditures, primarily for customer order activity and expansion of the 60 Hudson Street Meet-Me-Room facility in New York City. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the six months ended June 30, 2005, there were no options granted or warrants issued. As noted above, our Lenders exercised warrants to purchase 49,623 shares of common stock at an exercise price of $0.10. During the six months ended June 30, 2005, 2,550 shares of restricted stock were returned to the Company as the result of employee terminations prior to vesting.

As of August 10, 2005, we had approximately 5.1 million shares of common stock outstanding, or approximately 6.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets”,

which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. On April 14, 2005, the compliance date for SFAS 123(R) was extended. We will be required to comply with SFAS No. 123(R) for the three months ended March 31, 2006. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its condensed consolidated financial statements.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS 123(R).

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of June 30, 2005, we had borrowed $16.1 million under our credit facility, with a current weighted average interest rate of 6.18%.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 24 , 2005, the Annual Meeting of Stockholders was held and the shares present voted on the following matters:

(1) The stockholders approved the election of the following nominees to serve on the Board of Directors:

	For	Withheld
Timothy P. Bradley	3,753,693	25,902
Oskar Brecher	3,753,326	26,268
Jon A. DeLuca	3,425,016	354,579
Roy D. Farmer III	3,425,654	353,941
Robert La Blanc	3,754,990	24,605
Michael S. Liss	3,402,031	377,564
Charles Mahoney	3,749,200	30,395
Richard Sayers	3,404,262	375,308

(2) Authorization of the Board of Directors, in its discretion, to amend our certificate of incorporation to effect a 1-for-4 reverse stock split of our issued and outstanding shares of common stock without further approval or authorization of our stockholders at any time prior to the next annual meeting of stockholders was approved with 3,634,685 votes FOR, 143,620 votes AGAINST, and 1,289 votes ABSTAINING.

(3) Authorization of the Board of Directors, in its discretion, to amend our certificate of incorporation to effect a 1-for-6 reverse stock split of our issued and outstanding shares of common stock without further approval or authorization of our stockholders at any time prior to the next annual meeting of stockholders was approved with 3,621,235 votes FOR, 155,386 votes AGAINST, and 2,973 votes ABSTAINING.

(4) Authorization of the Board of Directors, in its discretion, to amend our certificate of incorporation to effect a 1-for-8 reverse stock split of our issued and outstanding shares of common stock without further approval or authorization of our stockholders at any time prior to the next annual meeting of stockholders was approved with 3,618,530 votes FOR, 158,131 votes AGAINST, and 2,934 votes ABSTAINING.

(5) Authorization of the Board of Directors, in its discretion, to amend our certificate of incorporation to effect a 1-for-10 reverse stock split of our issued and outstanding shares of common stock without further approval or authorization of our stockholders at any time prior to the next annual meeting of stockholders was approved with 3,617,651 votes FOR, 158,844 votes AGAINST, and 3,099 votes ABSTAINING.

(6) The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ended December 31, 2005 was approved with 3,724,255 votes FOR, 50,677 votes AGAINST, and 4,662 votes ABSTAINING.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 3.1 – Certificate of Amendment to Certificate of Incorporation, dated May 24, 2005.

Exhibit 10.1 – Fifteenth Amendment to the Amended and Restated Credit Agreement, dated as of June 21, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein.

Exhibit 10.2 – Sixteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein.

Exhibit 10.3 – Seventeenth Amendment to the Amended and Restated Credit Agreement, dated as of July 22, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein.

Exhibit 31.1 – Section 302

Certification of Chief Executive Officer

Exhibit 31.2 – Section 302

Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005

FIBERNET TELECOM GROUP, INC.
By:	/ s / EDWARD J. GRANAGHAN
Name:	Edward J. Granaghan
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,198	$2,909
Restricted cash	1,904	1,881
Accounts receivable, net of allowance of $508 and $749 at June 30, 2005 and December 31, 2004, respectively	2,080	4,275
Prepaid expenses	650	676

Total current assets	6,832	9,741
Property, plant and equipment, net	68,734	74,123
Other Assets:
Deferred charges, net of accumulated amortization of $1,734 and $1,860 at June 30, 2005 and December 31, 2004, respectively	855	2,292
Other assets	1,490	1,569

Total other assets	2,345	3,861

TOTAL ASSETS	$77,911	$87,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,758	$4,409
Accrued expenses	4,181	3,805
Deferred revenues—current portion	1,389	3,427
Notes payable—current portion	13,606	6,182

Total current liabilities	22,934	17,823
Long-Term Liabilities:
Notes payable, less original issue discount of $1,243 and $1,598 at June 30, 2005 and December 31, 2004, respectively	1,325	7,405
Deferred revenues	3,287	3,261

Total Long Term Liabilities	4,612	10,666

Total liabilities	27,546	28,489
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 5,145,953 and 5,098,957 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in-capital and other	444,453	444,475
Deferred compensation	(4,162)	(4,443)
Deferred rent (warrants)	(1,819)	(1,906)
Accumulated deficit	(388,112)	(378,895)

Total stockholders’ equity	50,365	59,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,911	$87,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended June 30,
	2005	2004
Revenues	$16,317	$18,230
Operating expenses:
Cost of services (exclusive of items shown separately below)	7,942	6,324
Selling, general and administrative expense excluding stock related expense	9,006	7,975
Stock related expense for selling, general, and administrative matters	257	259
Impairment of property, plant and equipment	2,812	9,358
Impairment of goodwill	—	2,309
Depreciation and amortization	4,491	4,608

Total operating expenses	24,508	30,833

Loss from operations	(8,191)	(12,603)
Interest income	41	18
Interest expense	(1,067)	(1,023)

Net loss	$(9,217)	$(13,608)

Net loss per share—basic and diluted	$(1.80)	$(2.76)
Weighted average common shares outstanding—basic and diluted	5,119	4,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,
	2005	2004
Revenues	$8,368	$7,940
Operating expenses:
Cost of services (exclusive of items shown separately below)	4,119	3,329
Selling, general and administrative expense excluding stock related expense	4,409	4,154
Stock related expense for selling, general, and administrative matters	128	131
Impairment of property, plant and equipment	2,812	9,462
Impairment of goodwill	—	2,309
Depreciation and amortization	2,251	2,330

Total operating expenses	13,719	21,715

Loss from operations	(5,351)	(13,775)
Interest income	23	12
Interest expense	(549)	(498)

Net loss	$(5,877)	$(14,261)

Net loss per share—basic and diluted	$(1.14)	$(2.79)
Weighted average common shares outstanding—basic and diluted	5,140	5,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,217)	$(13,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,491	4,608
Stock related expense	257	259
Deferred rent expense	87	—
Impairment of property, plant and equipment	2,812	9,473
Impairment of goodwill	—	2,309
Other non-cash items	613	548
Change in assets and liabilities:
Decrease (increase) in accounts receivable	2,195	(171)
Decrease in prepaid expenses	26	175
Decrease in deferred charges	525	—
Increase in other assets	—	(1,002)
(Decrease) increase in accounts payable	(603)	689
Increase (decrease) in accrued expenses	376	(1,512)
(Decrease) increase in deferred revenues	(2,012)	1,106

Cash (used in) provided by operating activities	(450)	2,874

Cash flows from investing activities:
(Increase) decrease in restricted cash	(23)	470
Acquisition of Gateway Colocation	—	(382)
Capital expenditures	(1,130)	(1,298)

Cash used in investing activities	(1,153)	(1,210)

Cash flows from financing activities:
Proceeds from debt financings	1,000	—
Payment of financing costs of debt financings	(108)	(47)
Payment of financing costs of equity financings	—	(520)
Repayment of notes payable	—	(7,225)
Proceeds from issuance of equity securities	—	8,000

Cash provided by financing activities	892	208

Net (decrease) increase in cash and cash equivalents	(711)	1,872
Cash and cash equivalents at beginning of period	2,909	3,488

Cash and cash equivalents at end of period	$2,198	$5,360

Supplemental disclosures of cash flow information:
Interest paid	$433	$480
Non-cash financing activities:
Common stock issued for acquisition of Gateway Colocation	$—	$4,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing broadband connectivity for data, voice and video transmission on its fiber optic networks in major metropolitan areas. The Company offers an advanced high-bandwidth, fiber-optic solution to support the demand for network capacity in the intra-city market, or local loop. The Company has established its primary operations in the New York and Los Angeles metropolitan areas.

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

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry; the difficulty inherent in operating a company in a rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that some of its customers and vendors are experiencing; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster or act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment.

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

As of June 30, 2005 and 2004, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.2 million for each of the six months ended June 30, 2005 and 2004. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.1 million for each of the three months ended June 30, 2005 and 2004. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the six months ended June 30, 2005 and 2004 was approximately $0.2 million. The total amount expensed for services rendered under the reciprocal agreement for each of the three months ended June 30, 2005 and 2004 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value because they bear interest at a variable rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of June 30, 2005.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which is the term of the related contracts. Deferred financing costs are amortized over the term of the related credit facility.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect of common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months and the three months ended June 30, 2005 and June 30, 2004, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

On May 25, 2005, the Company completed its 1-for 10 reverse stock split, which was approved by the stockholders at the Company’s annual meeting on May 24, 2005. As a result of the reverse stock split, on June 9, 2005, NASDAQ notified the Company that it had regained compliance with Marketplace Rule 4310 (c)(4). The earning per share information and all share amounts as presented in these financials statements have been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of June 30, 2005, one customer accounted for 10.9% of the Company’s total accounts receivable. As of December 31, 2004, no customer accounted for over 10% of the Company’s total accounts receivable.

For the six months ended June 30, 2005 and 2004, there was no individual customer that accounted for over 10% of the Company’s total revenue, excluding revenues recognized in connection with the Company’s arbitration award during the six months ended June 30, 2004. For the three months ended June 30, 2005 and 2004, there was no individual customer that accounted for over 10% of the Company’s total revenue.

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

As of June 30, 2005, the Company had an allowance for doubtful accounts of $0.5 million. During the six months ended June 30, 2005, the Company wrote off approximately $0.2 million in the allowance for doubtful accounts, and there were no charges to bad debt expense. As of June 30, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the six months ended June 30, 2004, the Company wrote off approximately $28,000 in the allowance for doubtful accounts and recovered approximately $24,000 due to the sale of securities received as a result of the bankruptcy of a former customer, and there were no charges to bad debt expense.

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

During the six months ended June 30, 2005, the Company did not grant any shares of restricted stock to employees nor any stock options. During the six months ended June 30, 2004, the Company granted 14,136 shares of restricted stock to employees with a weighted average price of $17.00 per share and 1,250 stock options with a weighted average exercise price of $14.60 per share. The Company issued its options in 2004 at fair market value.

During the six months ended June 30, 2005, 2,550 shares of restricted stock were returned to the Company as the result of employee terminations prior to vesting, and during the six months ended June 30, 2004, 870 shares of restricted stock were returned. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized on a straight-line basis over the vesting period.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
(in thousands, except per share data) (unaudited)
Net loss, as reported	$(9,217)	$(13,608)	$(5,877)	$(14,261)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(74)	(266)	(37)	(133)

Pro forma net loss	$(9,291)	$(13,874)	$(5,914)	$(14,394)
Net loss per share:
As reported: Basic and diluted	$(1.80)	$(2.76)	$(1.14)	$(2.79)
Pro forma: Basic and diluted	$(1.82)	$(2.81)	$(1.15)	$(2.82)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in June 30, 2005 and 2004: risk-free interest rates of 4.29%, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 295%.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. The Company did not have any derivative contracts during the six months ended June 30, 2005 or in the year ended December 31, 2004.

Reclassifications

Certain balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation.

Segment Reporting

The Company is a single segment operating company providing telecommunications services.

Revenues were generated by providing transport, colocation and communications access management services to customers. The Company recognized $9.7 million in on-net transport service revenues for the six months ended June 30, 2005. Off-net transport service revenues for the six months ended June 30, 2005 were $2.6 million. Revenues from colocation and other services were $3.5 million for the six months ended June 30, 2005, and revenues from communications access management services were $0.5 million for the six months ended June 30, 2005.

The Company recognized $5.0 million in on-net transport service revenues for the three months ended June 30, 2005. Off-net transport service revenues for the three months ended June 30, 2005 were $1.4 million. Revenues from colocation and other services were $1.8 million for the three months ended June 30, 2005, and revenues from communications access management services were $0.2 million for the three months ended June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. On April 14, 2005, the compliance date for SFAS 123(R) was extended. The Company will be required to comply with SFAS No. 123(R) for the three months ended March 31, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its condensed consolidated financial statements.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides interpretive guidance related to the interaction between SFAS No. 123(R)and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS 123(R).

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2005 (unaudited)	December 31, 2004
Computer software	$268	$229
Computer equipment	450	418
Leasehold improvements	31	30
Office equipment and furniture	146	146
Network equipment and infrastructure	104,066	106,675

Subtotal	104,961	107,498
Accumulated depreciation	(36,227)	(33,375)

Property, plant and equipment, net	$68,734	$74,123

Depreciation expense on property, plant and equipment was $4.4 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. Depreciation expense on property, plant and equipment was $2.2 million for each of the three months ended June 30, 2005 and 2004.

4. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company acquired the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of June 30, 2005, there were no additional shares required under the “earn-out” provision.

5. TERMINATION OF CONSOLIDATED EDISON COMMUNICATIONS STOCK PURCHASE AGREEMENT

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

In connection with the execution of both the Con Ed Agreement and the Investor Purchase Agreement described above, the Company entered into certain transactions with Deutsche Bank AG New York Branch, Wachovia Investors, Inc. and IBM Credit LLC, the lenders under its senior secured credit facility (the “Lenders”). The Company, together with its wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with the Lenders a thirteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, among other things, the Lenders consented to the above-referenced transactions, however, as a result of the termination described below, the thirteenth amendment was also terminated pursuant to its terms.

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

The Termination Agreement contains mutual releases of liability. The Company does not expect to incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, the Company expensed a total of $1.1 million of transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement. The condensed consolidated financial statements for the six months ended June 30, 2005 reflect this adjustment in selling, general and administrative expenses.

6. SIGNIFICANT EVENTS

On June 21, 2005, the Company entered into an amendment with its Lenders. The fifteenth amendment extends the date by which the Company must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to a purchase agreement in form and substance satisfactory to the Administrative Agent and the Lenders, from June 23, 2005 to July 15, 2005.

During the six months ended June 30, 2005, the Company recorded an impairment of $2.8 million to reflect its revised business plan and forecast of revenues due to the early termination of a significant access agreement as well other renegotiated building access service orders with other customers, which significantly reduced its future revenues from access services.

7. SUBSEQUENT EVENTS

On July 11, 2005, the Company entered into an amendment with its Lenders. The sixteenth amendment extended the date by which the Company must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to an agreement in form and substance satisfactory to the Lenders, from July 15, 2005 to July 22, 2005. On July 22, 2005, the Company entered into another amendment with its Lenders. The seventeenth amendment further extended the date by which the Company must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to an agreement in form and substance satisfactory to the Lenders from July 22, 2005 to August 23, 2005.

In connection with the execution of the seventeenth amendment on July 22, 2005, the Company paid an amendment fee to the Lenders in an amount equal to fifty basis points of the total commitments of the Lenders under the credit facility, approximately $0.1 million. On August 5, 2005, the Company paid an extension fee to the Lenders in an amount equal to one hundred basis points of the commitments to the Lenders, approximately $0.3 million.

The Company is currently undertaking to raise additional capital in a private offering and to negotiate additional amendments to its credit agreement with its Lenders. There can be no assurance that the Company will be able to raise additional capital or obtain additional amendments to its credit agreement. If the Company is able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to comply with the requirements under its credit agreement, will be on terms that are satisfactory to the Lenders or will be completed by August 23, 2005. If the Company does not obtain a further waiver or amendment from its Lender, non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.