Form 10-Q
period 2005-09-30
FIBERNET TELECOM GROUP INC\
filed 2005-11-10
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☒     No  ☐

The number of shares outstanding of the registrant’s common stock, as of November 8, 2005, was 5,280,850 shares of Common Stock, $0.001 par value.

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒

PART I

FINANCIAL INFORMATION

Item 1.	Condensed consolidated interim financial statements

See attached.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We deploy, own and operate integrated interconnection facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles, designed to provide comprehensive broadband interconnectivity enabling the exchange of traffic over multiple networks. We have experienced significant operating losses, net losses and negative cash flows from operating activities. We expect to continue to experience such losses as we continue to operate our business. We also have a limited operating history. Consequently, prospective investors have limited operating history and financial data upon which to evaluate our performance.

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

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2004 and in 2005, we continued to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services on a month-to-month basis or for a contracted period of one year. All of our revenues are generated in the United States of America.

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

Customers primarily purchased services from us only on an as-needed basis, when their network requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We have also experienced significant disconnections of transport services, as customers groom their networks to eliminate excess capacity. This loss of revenues has had a significantly negative impact on our financial results and may continue.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2004 and 2005 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from any other services we provide. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services.

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

Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during 2005. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2008.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier point facilities, on-net buildings and off-net buildings. These occupancy expenses primarily represent rent expense, utility costs and license fees under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Most of our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our two leases at 60 Hudson Street in New York City require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. In addition, we incur off-net connectivity charges for the costs of purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services on networks that we do not own. As we provide additional off-net transport services, we will purchase more connectivity from other carriers. Other specific costs of services include maintenance and repair costs. With the exception of off-net connectivity charges and license fees, we do not anticipate that cost of services will change commensurately with any change in our revenues as our cost of services is generally fixed in nature.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 71 employees as of September 30, 2005 compared to 75 as of December 31, 2004. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

Stock Related Expense. Stock related expense relates to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, office equipment and furniture, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to twenty years.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our condensed consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. For the nine months ended September 30, 2005, our reciprocal agreement accounted for $0.4 million, or 1.4%, of revenues and $0.4 million of our cost of services. For the nine months ended September 30, 2004, reciprocal agreements accounted for $0.4 million, or 1.4%, of revenues and $0.4 million of our cost of services.

For the quarter ended September 30, 2005, our reciprocal agreement accounted for $0.1 million, or 1.4%, of revenues and $0.1 million of our cost of services. For the quarter ended September 30, 2004, our reciprocal agreement accounted for $0.1 million, or 1.5%, of revenues and $0.1 million of our cost of services.

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

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Revenues for the nine months ended September 30, 2005 were $25.0 million compared to $26.4 million for the nine months ended September 30, 2004. We increased the number of our customers from 198 as of September 30, 2004 to 225 as of September 30, 2005, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

	For the nine months ended September 30,		$ Change	% Change
	2005	2004
On-net transport revenue	$14,916	$14,688	$228	1.6%
Off-net transport revenue	3,933	2,479	1,454	58.7%
Colocation revenue	5,417	4,707	710	15.1%
Access revenue	685	1,778	(1,093)	(61.5)%
Revenue from arbitration award	—	2,727	(2,727)	(100.0)%

Total Revenue	$24,951	$26,379	$(1,428)	(5.4)%

During the nine months ended September 30, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 10.3% of revenue for the period. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue during the nine months ended September 30, 2004 for services previously provided and earned. The payment of the award of approximately $2.7 million in cash was received on April 9, 2004. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues in the nine months ended September 30, 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also, in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $14.9 million in on-net transport service revenues for the nine months ended September 30, 2005, up from $14.7 million for the nine months ended September 30, 2004. Off-net transport service revenues for the nine months ended September 30, 2005 were $3.9 million, up from $2.5 million for the nine months ended September 30, 2004. Revenues from colocation services were $5.4 million for the nine months ended September 30, 2005 compared to $4.7 million for the nine months ended September 30, 2004, and revenues from communications access management services declined to $0.7 million for the nine months ended September 30, 2005 from $1.8 million for the nine months ended September 30, 2004. If we exclude the effect of the arbitration award, revenues of $25.0 million for the nine months ended September 30, 2005 would have increased 5.5% over the $23.7 million in revenues for the nine months ended September 30, 2004.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York/New Jersey market. On-net transport revenues increased slightly as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have experienced due to industry trends. Off-net transport revenues increased significantly over the same period as we leverage our current customer base across a broader addressable market. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during 2005. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the nine months ended September 30, 2005 and 2004, there were no individual customers that accounted for over 10.0% of our revenues, excluding revenues recognized in connection with the arbitration award. Our reciprocal agreement accounted for $0.4 million, or 1.4%, of revenues for the nine months ended September 30, 2005, and remained flat compared to $0.4 million, or 1.4%, of revenues for the nine months ended September 30, 2004.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $12.2 million for the nine months ended September 30, 2005, compared to $10.0 million for the nine months ended September 30, 2004. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the nine months ended September 30,		$ Change	% Change
	2005	2004
Occupancy expenses	$8,705	$7,908	$797	10.1%
Off-net connectivity charges	3,048	1,779	1,269	71.3%
Maintenance and repair and other costs	449	312	137	43.7%

Total Cost of Services	$12,202	$9,999	$2,203	22.0%

Occupancy expenses, which represented 71.3% of cost of services or $8.7 million for the nine months ended September 30, 2005, increased by $0.8 million as compared to 79.1%, or $7.9 million, for the nine months ended September 30, 2004. This increase was expected, as we incurred more colocation and cross-connection charges and an increase in utility usage.

Off-net connectivity charges were 25.0% of cost of services or $3.0 million for the nine months ended September 30, 2005, versus 17.8% of the cost of services or $1.8 million for the nine months ended September 30, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport. Maintenance and repair costs were 3.7% or $0.4 million of cost of services for the nine months ended September 30, 2005, compared to 3.1% or $0.3 million for the nine months ended September 30, 2004. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.4 million of our cost of services for the nine months ended September 30, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $13.0 million compared to $11.7 million for the nine months ended September 30, 2004. Personnel costs represented 56.3% or $7.3 million of selling, general and administrative expenses for the nine months ended September 30, 2005 compared to 65.4% or $7.8 million for the nine months ended September 30, 2004. Professional fees for the nine months ended September 30, 2005 were $1.3 million, as compared to $0.9 million for the same period in 2004. During the nine months ended September 30, 2005, we expensed $1.2 million of transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc., and costs associated with other acquisitions that we are no longer pursuing. During the nine months ended September 30, 2005 we expensed $0.2 million for fees related to the eighteenth amendment of our credit agreement under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” We recorded a one-time termination charge for the nine months ended September 2004 of $0.4 million related to the cancellation of a lease of unutilized space at a carrier hotel facility. We anticipate selling, general and administrative expenses to increase modestly throughout 2005 with the general growth of our business.

Stock Related Expense. Stock related expense for each of the nine months ended September 30, 2005 and 2004, was $0.4 million. This non-cash expense relates to the amortization of deferred compensation recorded on restricted stock granted to our employees. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the nine months ended September 30, 2005, we recorded an impairment of $2.8 million to reflect our revised business plan and forecast of revenues due to the early termination of a significant access agreement as well as other renegotiated building access service orders with other customers, which significantly reduced our future revenues from access services.

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

Impairment of Goodwill. In June 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS No. 144”), “Impairment and Disposal of Long Lived Assets,” this asset impairment required us to perform a test for impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, we performed our test for the recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment. For the nine months ended September 30, 2005, we no longer had any goodwill.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 was $6.6 million and $6.8 million, respectively. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the nine months ended September 30, 2005 was approximately $62,000, compared to approximately $37,000 for the nine months ended September 30, 2004. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $1.7 million, compared to $1.5 million for the nine months ended September 30, 2004. As of August 22, 2005, our loans were converted to a fixed rate of 8.5%, with a 25 basis points increase each quarter starting in January 2006, this interest rate change is included in the eighteenth amendment to the Credit Agreement. In prior periods our indebtedness bore interest at a floating rate.

Net Loss. We reported a net loss of $11.7 million for the nine months ended September 30, 2005 compared to a net loss of $15.9 million for the nine months ended September 30, 2004. This change is a result of the changes in our operations as previously disclosed.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Revenues for the quarter ended September 30, 2005 were $8.6 million as compared to $8.1 million for the quarter ended September 30, 2004. We increased the number of our customers from 198 at September 30, 2004 to 225 as of September 30, 2005, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

	For the three months ended September 30,		$ Change	% Change
	2005	2004
On-net transport revenue	$5,176	$4,826	$350	7.3%
Off-net transport revenue	1,305	1,045	260	24.9%
Colocation revenue	1,949	1,657	292	17.6%
Access revenue	204	621	(417)	(67.2)%

Total Revenue	$8,634	$8,149	$485	5.9%

Revenues were generated by providing transport, colocation and communications access management services to our customers. We recognized $5.2 million in on-net transport service revenues for the quarter ended September 30, 2005, up from $4.8 million for the quarter ended September 30, 2004. Off-net transport service revenues for the quarter ended September 30, 2005 were $1.3 million, up from $1.0 million for the quarter ended September 30, 2004. Revenues from colocation and other services were $1.9 million for the quarter ended September 30, 2005 compared to $1.7 million for the quarter ended September 30, 2004, and revenues from communications access management services declined to $0.2 million for the quarter ended September 30, 2005 from $0.6 million for the quarter ended September 30, 2004.

The vast majority of our transport and colocation services are provided within and between our carrier point facilities in the New York/New Jersey market. On-net transport revenues increased slightly as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. Off-net transport revenues increased over the same period last year as we continue to leverage our current customer base. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers across a broader addressable market. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during 2005. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the quarters ended September 30, 2005 and 2004, there were no individual customers that accounted for over 10.0% of our revenues. Reciprocal agreements accounted for $0.1 million, or 1.4%, of revenues for the quarter ended September 30, 2005, and compared to $0.1 million, or 1.5%, of revenues for the quarter ended September 30, 2004.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $4.3 million for the quarter ended September 30, 2005, compared to $3.7 million for the quarter ended September 30, 2004. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended September 30,		$ Change	% Change
	2005	2004
Occupancy expenses	$2,993	$2,777	216	7.8%
Off-net connectivity charges	1,099	738	361	48.8%
Maintenance and repair and other costs	168	160	8	5.2%

Total Cost of Services	$4,260	$3,675	585	15.9%

Occupancy expenses were $3.0 million for the quarter ended September 30, 2005, an increase from $2.8 million over the quarter ended September 30, 2004. This increase was expected, as we incurred more colocation and cross-connection charges and an increase in utility usage.

Off-net connectivity charges were 25.8% of cost of services or $1.1 million for the quarter ended September 30, 2005, versus 20.1% of the cost of services or $0.7 million for the quarter ended September 30, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport. Maintenance and repair costs were 3.9% or $0.2 million of cost of services for the quarter ended September 30, 2005, compared to 4.3% or $0.2 million from the quarter ended September 30, 2004; they will continue to represent a relatively small and fixed component of cost of services.

Reciprocal agreements accounted for $0.1 million of our cost of services for each of the quarters ended September 30, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2005 were $4.0 million compared to $3.9 million for the quarter ended September 30, 2004. Personnel costs represented 59.5%, or $2.4 million, of selling, general and administrative expenses for the quarter ended September 30, 2005 compared to 65.4%, or $2.5 million, for the quarter ended September 30, 2004. Professional fees for each of the quarters ended September 30, 2005 and 2004 were $0.4 million. During the quarter ended September 30, 2005, we expensed $0.2 million for fees related to the eighteenth amendment of our credit agreement under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This charge was required as the recent amendment modified the debt in terms of its interest rate and amortization schedule. We anticipate selling, general and administrative expenses to increase modestly throughout 2005 with the general growth of our business.

Stock Related Expense. Stock related expense for the quarters ended September 30, 2005 and 2004 was $0.1 million. This non-cash expense relates to the amortization of restricted stock granted to our employees. The restricted shares that have been granted vest on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period.

Impairment of Property, Plant and Equipment. During the three months ended September 30, 2004, we did not renew two of our off-net property leases. As a result, we abandoned the assets associated with these two properties. We recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation. We did not record an impairment of property, plant and equipment during the three months ended September 30, 2005.

Depreciation and Amortization. Depreciation and amortization expenses for the quarters ended September 30, 2005 and 2004 were $2.2 million. The effects of prior period impairments were offset by the additional depreciation on newly acquired property, plant and equipment.

Interest Income. Interest income for the quarter ended September 30, 2005 was approximately $21,000, compared to approximately $18,000 for the quarter ended September 30, 2004. Interest income is generated on our cash and restricted cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended September 30, 2005 and 2004 was $0.7 million and $0.5 million respectively. As of August 22, 2005, our loans were converted to a fixed rate of 8.5%, with a 25 basis points increase each quarter starting in January 2006, this interest rate change is included in the eighteenth amendment to the Credit Agreement.

Net Loss. We reported net loss of $2.5 million for the quarter ended September 30, 2005 compared to a net loss of $2.3 million for the quarter ended September 30, 2004. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and a net loss for the nine months ended September 30, 2005 of $10.1 million and $11.7 million, respectively, compared to a loss from operations and a net loss of $14.5 million and $15.9 million, respectively, for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, cash provided by operating activities was approximately $0.9 million, and cash purchases of property, plant and equipment were $1.9 million, compared to cash provided by operating activity and cash purchases of property, plant and equipment of $3.9 million and $2.3 million, respectively, for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, we used $1.4 million in net cash for financing related activities. For the nine months ended September 30, 2004, we used approximately $42 thousand in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long term operations.

On January 30, 2004, we acquired the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of September 30, 2005, there were no additional shares required under the “earn-out” provision.

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

On May 4, 2005, we entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which we entered into to finance the acquisition of CEC, terminated pursuant to its terms. The Termination Agreement contains mutual releases of liability. We did not incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, we expensed a total of $1.1 million of transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement during the nine months ended September 30, 2005.

On March 22, 2005, we, together with our wholly-owned subsidiaries, FiberNet Operations, Inc. and Devnet L.L.C., executed with our Lenders a fourteenth amendment to the Amended and Restated Credit Agreement, dated as of February 9, 2001, as amended, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and financial covenant levels were changed. This amendment required us to raise a minimum of $6.5 million of additional equity capital by June 30, 2005. As a condition to the Lenders entering into the fourteenth amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.10 per share, which were subsequently exercised in April 2005 by the Lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our condensed consolidated interim financial statements.

On May 25, 2005, we completed our 1-for 10 reverse stock split, which was approved by the stockholders at our annual meeting on May 24, 2005. As a result of the reverse stock split, on June 9, 2005, NASDAQ notified us that we had regained compliance with Marketplace Rule 4310 (c)(4). The earning per share information and all share amounts as presented in these condensed consolidated interim financials statements have been adjusted to reflect the reverse stock split.

On June 21, 2005, we entered into the fifteenth amendment, which extended the date by which we must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to a purchase agreement in form and substance satisfactory to the Lenders, from June 23, 2005 to July 15, 2005. On July 11, 2005, we entered into the sixteenth amendment extended the date from July 15, 2005 to July 22, 2005. On July 22, 2005, we entered into the seventeenth amendment, which further extended the date July 22, 2005 to August 23, 2005. In connection with the execution of the seventeenth amendment on July 22, 2005, we paid an amendment fee to the Lenders in an amount equal to fifty basis points of the total commitments of the Lenders under the credit facility, approximately $0.1 million. On August 5, 2005, we paid an extension fee to the Lenders in an amount equal to one hundred basis points of the commitments to the Lenders, approximately $0.3 million.

On August 22, 2005, we entered into the eighteenth amendment with our Lenders, which waived the requirement that we issue securities in an amount sufficient to result in net proceeds of at least $6.5 million. The Lenders have also agreed to extend the amortization schedule under the Credit Agreement such that we have until August 2006 to prepay $3.0 million under the Credit Agreement, with the balance due in February 2007 and no other principal payments required until such time. As a condition to the Lenders entering into the eighteenth amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the Lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.001 per share, which were subsequently exercised in September 2005 by the Lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our condensed consolidated interim financial statements. Additionally, the Amendment changes the interest rate on the loans to a fixed rate of 8.5%, which will increase by 25 basis points on a quarterly basis beginning January 1, 2006 until the date of maturity. We have also agreed to permit a representative of the Lenders to attend and observe our Board of Directors meetings. The Amendment requires that we deliver to the Lenders a strategic plan on or before November 20, 2005 and a business plan on or before March 31, 2006. In addition, the Amendment provides that Jon A. DeLuca, our President and Chief Executive Officer, is deemed a “key employee” under the Credit Agreement, such that his failure to serve in those offices would be considered an event of default. In conjunction with the execution of the eighteenth amendment the Lenders released our restricted cash of $1.9 million, which was then used to reduce the outstanding principle on the credit facility.

There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our Credit Agreement. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy our obligations under our Credit Agreement, or will be on terms that are satisfactory to the Lenders.

As of September 30, 2005, we had $14.2 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $0.8 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was fixed at 8.5%. We were in full compliance with all of the covenants contained in the Credit Agreement as of September 30, 2005. Our financial covenants include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the Credit Agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, and a minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the Credit Agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent $1.9 million in capital expenditures during the nine months ended September 30, 2005, primarily for the implementation of customer orders, including the purchase of networking equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $2.3 million for the nine months ended September 30, 2004. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2005, we expect to invest a total of $2.5 million to $3.5 million in capital expenditures, primarily for customer order activity and expansion of the 60 Hudson Street Meet-Me-Room facility in New York City. We also intend to upgrade certain information technology systems and key operating systems at our carrier point facilities. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the nine months ended September 30, 2005, there were no options granted or warrants issued. During the nine months ended September 30, 2005, warrants to purchase 182,577 shares of common stock were exercised at an average exercise price of $0.07. During the nine months ended September 30, 2005, the Company granted 2,500 shares of restricted stock with a weighted average price of $2.37 to employees. During the nine months ended September 30, 2005, 3,098 shares of restricted stock were returned to the Company as the result of employee terminations prior to vesting.

As of November 9, 2005, we had approximately 5.3 million shares of common stock outstanding, or approximately 6.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our condensed consolidated interim financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. On April 14, 2005, the compliance date for SFAS 123(R) was extended. We will be required to comply with SFAS No. 123(R) for the three months ended March 31, 2006. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its condensed consolidated interim financial statements.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

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

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 10.1 – Eighteenth Amendment to the Amended and Restated Credit Agreement, dated as of August 22, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein.

Exhibit 10.2 – Amended and Restated 2005 Board of Directors Compensation Plan

Exhibit 31.1 – Section 302

Certification of Chief Executive Officer

Exhibit 31.2 – Section 302

Certification of Chief Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005

FIBERNET TELECOM GROUP, INC.

By:	/s/ EDWARD J. GRANAGHAN
Name:	Edward J. Granaghan
Title:	Senior Vice President—Finance Chief Financial Officer*

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(DOLLARS IN 000’S)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,349	$2,909
Restricted cash	—	1,881
Accounts receivable, net of allowance of $508 and $749 at September 30, 2005 and December 31, 2004, respectively	1,989	4,275
Prepaid expenses	685	676

Total current assets	5,023	9,741
Property, plant and equipment, net	67,412	74,123
Other Assets:
Deferred charges, net of accumulated amortization of $1,889 and $1,860 at September 30, 2005 and December 31, 2004, respectively	1,011	2,292
Other assets	1,488	1,569

Total other assets	2,499	3,861

TOTAL ASSETS	$74,934	$87,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,013	$4,409
Accrued expenses	4,565	3,805
Deferred revenues—current portion	1,510	3,427
Notes payable—current portion	3,000	6,182

Total current liabilities	13,088	17,823
Long-Term Liabilities:
Notes payable, less original issue discount of $1,065 and $1,598 at September 30, 2005 and December 31, 2004, respectively	10,126	7,405
Deferred revenues	3,687	3,261

Total Long Term Liabilities	13,813	10,666

Total Liabilities	26,901	28,489
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 5,280,850 and 5,098,957 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in-capital	444,463	444,475
Deferred compensation	(4,034)	(4,443)
Deferred rent (warrants)	(1,776)	(1,906)
Accumulated deficit	(390,625)	(378,895)

Total stockholders’ equity	48,033	59,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,934	$87,725

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 30,
	2005	2004
Revenues	$24,951	$26,379
Operating expenses:
Cost of services (exclusive of items shown separately below)	12,202	9,999
Selling, general and administrative expense excluding stock related expense	12,982	11,732
Stock related expense for selling, general, and administrative matters	386	389
Impairment of property, plant and equipment	2,812	9,603
Impairment of goodwill	—	2,309
Depreciation and amortization	6,644	6,800

Total operating expenses	35,026	40,832

Loss from operations	(10,075)	(14,453)
Interest income	62	37
Interest expense	(1,717)	(1,486)

Net loss	$(11,730)	$(15,902)

Net loss per share—basic and diluted	$(2.28)	$(3.19)
Weighted average common shares outstanding—basic and diluted	5,139	4,990

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(DOLLARS IN 000’S, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2005	2004
Revenues	$8,634	$8,149
Operating expenses:
Cost of services (exclusive of items shown separately below)	4,260	3,675
Selling, general and administrative expense excluding stock related expense	3,976	3,872
Stock related expense for selling, general, and administrative matters	128	130
Impairment of property, plant and equipment	—	129
Depreciation and amortization	2,153	2,192

Total operating expenses	10,517	9,998

Loss from operations	(1,883)	(1,849)
Interest income	21	18
Interest expense	(650)	(462)

Net loss	$(2,512)	$(2,293)

Net loss per share—basic and diluted	$(0.49)	$(0.45)
Weighted average common shares outstanding—basic and diluted	5,179	5,102

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(DOLLARS IN 000’S)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,730)	$(15,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,644	6,800
Stock related expense	386	389
Deferred rent expense	130	—
Impairment of property, plant and equipment	2,812	9,603
Impairment of goodwill	—	2,309
Other non-cash items	930	802
Change in assets and liabilities:
Decrease (increase) in accounts receivable	2,286	(246)
(Increase) decrease in prepaid expenses	(9)	103
Decrease in deferred charges	525	—
Increase in other assets	—	(1,003)
(Decrease) increase in accounts payable	(348)	1,201
Increase (decrease) in accrued expenses	760	(1,124)
(Decrease) increase in deferred revenues	(1,491)	942

Cash provided by operating activities	895	3,874
Cash flows from investing activities:
Decrease in restricted cash	1,881	463
Acquisition of Gateway Colocation	—	(382)
Capital expenditures	(1,934)	(2,250)

Cash used in investing activities	(53)	(2,169)
Cash flows from financing activities:
Proceeds from debt financings	1,000	—
Payment of financing costs of debt financings	(427)	(297)
Payment of financing costs of equity financings	—	(520)
Repayment of notes payable	(1,975)	(7,225)
Proceeds from issuance of equity securities	—	8,000

Cash used in financing activities	(1,402)	(42)

Net (decrease) increase in cash and cash equivalents	(560)	1,663
Cash and cash equivalents at beginning of period	2,909	3,488

Cash and cash equivalents at end of period	$2,349	$5,151

Supplemental disclosures of cash flow information:
Interest paid	$871	$580
Non-cash financing activities:
Common stock issued for acquisition of Gateway Colocation	$—	$4,565
Warrants issued for lease amendments	—	1,963

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Equal Access and Local Fiber. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated interim financial statements.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated interim financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 30, 2005.

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

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company had a restricted cash account for collateral to secure the funding obligations for its outstanding letters of credit, which are in lieu of cash security deposits for its facilities. As of September 30, 2005, the Company no longer has restricted cash.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

Computer software	3 Years
Computer equipment	3 Years
Office equipment and furniture	5 Years
Leasehold improvements	15 Years or remaining life of lease, whichever is earlier
Network equipment	10 Years
Network infrastructure	20 Years

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

As of September 30, 2005 and 2004, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.4 million for each of the nine months ended September 30, 2005 and 2004. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.1 million for each of the three months ended September 30, 2005 and 2004. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the nine months ended September 30, 2005 and 2004 was approximately $0.4 million. The total amount expensed for services rendered under the reciprocal agreement for each of the three months ended September 30, 2005 and 2004 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires goodwill and certain intangible assets no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of September 30, 2005.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over the term of the related contracts, which was initially 15 years. Deferred financing costs are amortized over the term of the related credit facility.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect of common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months and the three months ended September 30, 2005 and September 30, 2004, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

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

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of September 30, 2005, one customer accounted for 15.0% of the Company’s total accounts receivable. As of December 31, 2004, no customer accounted for over 10% of the Company’s total accounts receivable.

For the nine months ended September 30, 2005 and 2004, there was no individual customer that accounted for over 10% of the Company’s total revenue, excluding revenues recognized in connection with the Company’s arbitration award during the nine months ended September 30, 2004. For the three months ended September 30, 2005 and 2004, there was no individual customer that accounted for over 10% of the Company’s total revenue.

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

As of September 30, 2005, the Company had an allowance for doubtful accounts of $0.5 million. During the nine months ended September 30, 2005, the Company wrote off approximately $0.2 million in the allowance for doubtful accounts, and there were no charges to bad debt expense. As of September 30, 2004, the Company had an allowance for doubtful accounts of $0.7 million. During the nine months ended September 30, 2004, the Company wrote off approximately $28,000 in the allowance for doubtful accounts and recovered approximately $24,000 due to the sale of securities received as a result of the bankruptcy of a former customer, and there were no charges to bad debt expense.

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

During the nine months ended September 30, 2005, the Company granted 2,500 shares of restricted stock with a weighted average price of $2.37 and no stock options to employees. During the nine months ended September 30, 2004, the Company granted 14,596 shares of restricted stock to employees with a weighted average price of $17.00 per share and 1,250 stock options with a weighted average exercise price of $14.60 per share. The Company issued its options in 2004 at fair market value.

During the nine months ended September 30, 2005, 3,098 shares of restricted stock were returned to the Company as the result of employee terminations prior to vesting, and during the nine months ended September 30, 2004, 7,880 shares of restricted stock were returned. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized on a straight-line basis over the vesting period.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data) (unaudited)	2005	2004	2005	2004
Net loss, as reported	$(11,730)	$(15,902)	$(2,512)	$(2,293)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(111)	(404)	(37)	(134)

Pro forma net loss	$(11,841)	$(16,306)	$(2,549)	$(2,427)
Net loss per share:
As reported: Basic and diluted	$(2.28)	$(3.19)	$(0.49)	$(0.45)
Pro forma: Basic and diluted	$(2.30)	$(3.27)	$(0.49)	$(0.48)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in September 30, 2005 and 2004: risk-free interest rates of 4.29%, expected dividend yields of 0%, expected life of nine years to expiration and expected volatility of 295%.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. The Company did not have any derivative contracts during the nine months ended September 30, 2005 or in the year ended December 31, 2004.

Reclassifications

The Company corrected the classification of restricted cash in 2004 that had been previously presented as an operating activity to now be reflected as an investing activity in the condensed consolidated statement of cash flows to be consistent with the current year’s presentation. As a result of this correction in classification, cash flows provided by operating activities previously reported as $4,337 were reduced to $ 3,874, with a corresponding decrease in cash used in investing activities from $2,632 to $2,169 in the condensed consolidated statement of cash flows for the nine months ended September 30, 2004.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the nine months ended September 30, 2005	For the three months ended September 30, 2005
On-net transport revenue	$14,916	$5,176
Off-net transport revenue	3,933	1,305
Colocation revenue	5,417	1,949
Access revenue	685	204

Total Revenue	$24,951	$8,634

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its condensed consolidated interim financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. On April 14, 2005, the compliance date for SFAS 123(R) was extended. The Company will be required to comply with SFAS No. 123(R) for the three months ended March 31, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its condensed consolidated interim financial statements.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Computer software	$278	$229
Computer equipment	493	418
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	104,818	106,675

Subtotal	105,765	107,498
Accumulated depreciation	(38,353)	(33,375)

Property, plant and equipment, net	$67,412	$74,123

Depreciation expense on property, plant and equipment was $6.5 million and $6.7 million for the nine months ended September 30, 2005 and 2004, respectively. Depreciation expense on property, plant and equipment was $2.1 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively.

4. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company acquired the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares issued at closing and have agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of September 30, 2005, there were no additional shares required under the “earn-out” provision.

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

The Termination Agreement contains mutual releases of liability. The Company does not expect to incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, the Company expensed a total of $1.1 million of transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement. The condensed consolidated interim financial statements for the nine months ended September 30, 2005 reflect this adjustment in selling, general and administrative expenses.

6. SIGNIFICANT EVENTS

During the nine months ended September 30, 2005, the Company recorded an impairment of $2.8 million to reflect its revised business plan and forecast of revenues due to the early termination of a significant access agreement as well other renegotiated building access service orders with other customers, which significantly reduced its future revenues from access services.

On June 21, 2005, the Company entered into the fifteenth amendment, which extended the date by which the Company must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to a purchase agreement in form and substance satisfactory to the Administrative Agent and the Lenders, from June 23, 2005 to July 15, 2005. On July 11, 2005, the Company entered into the sixteenth amendment, which extended the deadline from July 15, 2005 to July 22, 2005. On July 22, 2005, the Company entered into the seventeenth amendment, which further extended the deadline from July 22, 2005 to August 23, 2005.

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

On August 22, 2005, the Company entered into the eighteenth amendment, which waived the requirement that it issue securities in an amount sufficient to result in net proceeds of at least $6.5 million. The Lenders have also agreed to extend the amortization schedule under the Credit Agreement such that the Company has until August 2006 to prepay $3.0 million under the Credit Agreement, with the balance due in February 2007 and no other principal payments required. As a condition to the Lenders entering into the eighteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the Lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.001 per share, which were subsequently exercised in September 2005 by the Lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on its condensed consolidated interim financial statements. Additionally, the Amendment changes the interest rate on the loans to a fixed rate of 8.5%, which rate will increase by 25 basis points on a quarterly basis beginning January 1, 2006 until the date of maturity. The Company has also agreed to permit a representative of the Lenders to attend and observe our Board of Directors meetings. The Amendment requires that the Company deliver to the Lenders a strategic plan on or before November 20, 2005 and a business plan on or before March 31, 2006. In addition, the Amendment provides that Jon A. DeLuca, the Company’s President and Chief Executive Officer, is deemed a “key employee” under the Credit Agreement, such that his failure to serve in those offices would be considered an event of default.

In conjunction with the eighteenth amendment, the Company expensed approximately $0.2 million in professional fees under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This charge was required as the recent amendment modified the debt in terms of its interest rate and amortization schedule.

There can be no assurance that the Company will be able to raise additional capital or obtain additional amendments to its Credit Agreement. If the Company is able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy the Company’s obligations under its Credit Agreement, or will be on terms that are satisfactory to the Lenders.

7. SUBSEQUENT EVENTS

On October 31, 2005, the Company amended and restated its 2005 Board of Directors Compensation Plan (the “Plan”). The amendment permits either the Chief Executive Officer or Chief Financial Officer to engage directors in providing consulting services that are outside of the scope of their normal board duties. Directors will be compensated with a $1,000 per diem fee (pro rated as necessary). The terms of the Plan expressly prohibit any such services or compensation from superseding satisfaction of the board independence requirements promulgated by the Securities and Exchange Commission and NASDAQ.

On October 31, 2005, the Consulting Agreement dated as of February 1, 2005 between Michael S. Liss, Chairman of the Board of Directors, and the Company was terminated by mutual agreement of the parties. The Company did not incur any early termination penalties in connection with this event.

On October 31, 2005, the Consulting Agreement dated as of June 12, 2003 between Richard E. Sayers, Vice Chairman of the Board of Directors, and the Company was terminated by mutual agreement of the parties. The Company did not incur any early termination penalties in connection with this event.