Form 10-K
period 2005-12-31
FIBERNET TELECOM GROUP INC\
filed 2006-03-30
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $3.23, the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $9,578,619.

As of March 28 2006, the registrant had 6,300,360 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.

PART I

ITEM 1.	BUSINESS

Overview

We provide complex interconnection services enabling the exchange of voice and data traffic between multiple, global networks. We own and operate integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. Our network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers and service providers. We operate with the highest levels of reliability and resiliency to deliver core network backbone services for mission critical requirements.

In our network-neutral colocation facilities, we provide racks, cabinets and customized caged spaces for our customers to deploy networking equipment and establish network points of presence. The facilities are located in the key carrier hotels of our gateway markets. A carrier hotel is an industrial or commercial building in which a network operator houses its networking equipment. We also provide redundant power systems, environmental controls and security for customers’ colocation needs at these network aggregation points.

Within and between our facilities, we provide transport services that enable our customers to directly interconnect with each other over our networks. Our interconnection services include optical and electrical cross-connections and peering, lit connectivity, wavelengths and dark fiber services. We provide high bandwidth services ranging from 1.5 megabits per second (Mbps) to 10.0 gigabits per second (Gbps).

Our networks provide these services utilizing multiple domestic and international transmission protocols. These include TDM and SONET, the North American standards, and PDH and SDH, the international standards. Our networks also provide Ethernet, Internet Protocol (IP) and VoIP services, as well as the conversion of these services between protocols.

In addition, we provide professional services to assist in our customers’ deployment of network infrastructure and to extend the reach of our transport services beyond our gateway markets.

Industry Background

Due in large part to the advent of the Internet and innovations in optical technology, there have been significant advancements in communication services. Growth in bandwidth intensive applications and services has driven additional demand for transmission capacity. The number of national and international communication networks has increased, and businesses and consumers are increasingly relying on these networks to enable new means of communications and to conduct mission critical operations. A greater emphasis has also been placed on network resiliency, security and speed. The demand for seamless transmission of voice and data traffic both locally and globally has driven the need for the efficient and reliable interconnection of these numerous independent networks.

Network operators and providers have focused on interconnecting their networks in large metropolitan areas with high densities of communications traffic. By establishing their main network points of presence in gateway cities, they can exchange traffic with the greatest number of other communications companies in the most efficient manner. Within these markets, network operators have centered their points of presence in carrier hotels, or other large Internet data centers, to benefit from proximity and a controlled, organized operating environment. Typically long-haul fiber-optic networks were built to function as transport links between these metropolitan locations worldwide. Communications traffic is aggregated at the core of metropolitan networks and transferred onto long-haul networks for transmission to other metropolitan points.

Networks in metropolitan areas serve to transport the traffic delivered by global networks between carriers’ points of presence. There are numerous technically complex issues involved in developing and operating networks in metropolitan areas to enable the interconnection and exchange of traffic from multiple network operators. They include:

Diverse traffic. Communications traffic is generated by a large number of end-users served by a variety of service providers. As a result, data coming into a gateway market is transmitted in multiple protocols using different technology platforms.

Complex architecture. The infrastructure of interconnection networks must reach a multitude of locations to access network points of presence in dense urban areas and to interconnect the networks of service providers so that they may exchange communications traffic.

Rights of way. Installing new, broadband networks requires the use of numerous rights of way, which are controlled by many different public and private entities in each metropolitan area. Securing access to riser systems in carrier hotels and data centers to install vertical infrastructure between floors is particularly difficult.

Needs of Telecommunications Service Providers in Gateway Metropolitan Areas

Service providers are seeking gateway network capabilities that allow them to rapidly and cost-effectively interconnect their networks with each other in a highly reliable manner. In particular, they seek:

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

Reliable, High-Capacity Network. Service providers desire a broadband network with the robust transmission capacity to maximize the speed of their services and with a reliable quality of service to ensure the delivery of their traffic. Further, to offer a full range of services, providers are seeking a network that can incorporate multiple transmission protocols and new technologies.

Rapid Provisioning of Services. Service providers require a network provider that has deployed an extensive network and offers the necessary advanced network management systems and processes to rapidly provision circuits. Speed to market is a critical factor when managing the changing requirements of communications traffic.

Our Solution

We design, install and operate networks and facilities to provide complex interconnection services that are scalable, reliable and secure to domestic and international communications service providers. In the gateway markets in which we operate, our customers rely on us for the mission-critical exchange of communications traffic across their core metropolitan backbones.

Full Range of Services. Our transport services provide high-bandwidth connectivity to carriers between their major points of presence. We offer these services via multiple transmission protocols, including both domestic and international standards, as well as utilizing emerging standards and technologies. We also offer services to extend the range of connectivity beyond our gateway markets, providing a single-source solution for our customers’ networking requirements.

We also offer colocation services at facilities in key carrier hotels and Internet data centers. Colocation refers to the ability of a carrier to locate its networking equipment in another service provider’s facilities. These colocation facilities provide network operators with an interconnection point where they can terminate their traffic and transfer it onto our high-capacity networks.

Extensive Network Reach. We have deployed significant network infrastructure in our gateway markets to establish connectivity to an extensive number of service providers, enabling us to exchange traffic between many other carriers. We believe that the reach of our network, particularly our vertical infrastructure in carrier hotels, is a competitive advantage in that our customers are able to interconnect with many other carriers’ networks through a single interconnection to our network.

Network Architecture. To provide high quality local loop network services to our customers, we have deployed what we believe to be an advanced optical and electrical network architecture. Features of this network architecture include:

•	the use of optical networking equipment that can transmit data at the speeds up to 10.0 Gbps or can provide multiple optical wavelengths for data transmission;

•	dense wave division multiplexing equipment that is capable of increasing the transmission capacities of each fiber-optic strand in our networks;

•	an open architecture that supports new broadband technologies and multiple domestic and international transmission protocols, including SONET, SDH, Ethernet, IP, VoIP and protocol conversions between different standards, to meet our customers’ evolving demands; and

•	multiple fibers laid in interconnecting circles, or ring architectures, over which traffic can be routed in a different direction or to a different fiber if there is a break in one of the rings, creating networks that are fully redundant and self-healing.

Rapid Provisioning of Services. Our optical local loop network gives us the ability to provision new circuits in as little as eight business days through our centralized Network Operations Center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers’ bandwidth requirements. Our customers can order capacity with minimal lead-time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers’ decisions to order our services. Our Strategy

Our goal is to be the preferred facilities-based provider of network interconnection services in our markets. We serve select major carrier hotels in our markets with end-to-end connectivity that enables our customers to utilize advanced services and applications to rapidly interconnect their own networks. Our focused strategy for achieving these goals includes the following key elements:

Establish our position as a leading provider of interconnectivity within and between carrier hotels. We have deployed fiber optic transport infrastructure in eight major carrier hotels in New York City, two major carrier hotels in New Jersey, one major carrier hotel on Long Island, and five major carrier hotels in Los Angeles. By establishing our presence in multiple carrier hotels, we hope to expand the geographic reach of our networks and increase the size of our addressable market. In addition, this presence increases our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

Strengthen and expand upon our relationships with customers. We believe that our end-to-end connectivity is a compelling service offering to our customers. We intend to promote:

•	our open architecture that supports multiple transmission protocols;

•	our ability to provide interconnectivity to multiple carriers and network operators;

•	our rapid provisioning time;

•	our ability to increase transport capacity rapidly to meet our customers’ needs; and

•	the carrier-class reliability and resiliency of our networks.

We believe that our strategy provides for a broad customer base. Our potential customers are domestic network operators, including incumbent carriers and competitive service providers, international communications companies, Internet service providers and application service providers.

Develop the platforms to offer new services to our customers. We believe that as technology continues to develop, there are potential opportunities to provide new services to our customers. To keep pace with this anticipated demand, we intend to continue to ensure that our network architecture provides the connectivity, scalability, performance and flexibility necessary for the rapid introduction of new services. We regularly test equipment with the intention of adopting new technologies that can be integrated into our network to improve performance and decrease the cost of operating our network.

Our Services

Our services include the following:

Transport Services

Our transport services are delivered over an open architecture to support multiple technologies. We provide optical wavelengths and broadband circuits with capacity ranging from 1.5 Mbps to 10.0 Gbps. We offer transport services utilizing different transmission protocols, including the SONET and TDM protocols used primarily in North America and the international protocols, SDH and PDH. We also provide Ethernet and IP connections from 10.0 Mbps to one Gbps.

On-Net Transport. We provide interconnectivity via our optical and electrical transport networks within and between carrier hotels and other network aggregation points. We offer intra-building connectivity, as a lit service and on dark fiber, for transport between floors of these buildings, and we offer comprehensive inter-building connectivity as a lit service between these buildings within a metropolitan area.

Off-Net Transport. We provide our customers with off-net connectivity on networks that we do not own. We sell this connectivity to our customers and purchase the underlying circuits from other telecommunications carriers. We offer off-net transport in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas. These services are offered by our subsidiary Availius, LLC as part of a turnkey solution to our customers, providing them with a single point of contact to order additional network capacity and to manage ongoing network operations. Availius also provides professional services related to our customers’ network and infrastructure needs in order to leverage our core capabilities and resources.

Meet-Me-Room Cross Connections. In New York City, we operate the 60 Hudson Street Meet-Me-Room, located in one of the premier carrier hotels in the world. A centralized, carrier-class cross connection facility, the 60 Hudson Street Meet-Me-Room enables us to offer our customers a single facility within the carrier hotel where they can cross connect, or privately peer, with one another in a secure, rapid and cost-effective manner via optical, coaxial and copper terminations.

Hubbing Services. Our hubbing services consolidate and aggregate traffic by grooming high bandwidth circuits to lower bandwidth circuits for efficient distribution over our networks. Customers can obtain multiple, lower bandwidth end links more cost-effectively than by purchasing those circuits individually, also saving equipment and maintenance costs. We also provide hubbing services that include protocol conversion capabilities to interconnect domestic and international traffic.

Ethernet and IP Data Services. On our networks in New York City, we provide native metro Ethernet transport and Dedicated Internet Access services. Ethernet transport provides dedicated, committed bandwidth over point-to-point and point-to-multipoint connections for Ethernet hubs and virtual private networks. Our Dedicated Internet Access services utilize multiple, diverse connections to Tier 1 Internet backbones. These services can be purchased in granular increments with burstable and flat rate billing plans to scale with our customers’ network growth needs. All of our colocation facilities are Ethernet and IP enabled.

VoIP Services. We offer VoIP services through our product suite called Phonomenum™. It is a carrier-grade technology platform that allows communications providers to establish peer-to-peer connections for the exchange of VoIP traffic. Phonomenum is built on an Ethernet switching architecture with an ENUM registry. ENUM is protocol that maps telephone numbers to resources on the Internet in much the same way a Domain Name System architecture maps domain names and host names to IP addresses.

Colocation Services

In our network-neutral colocation facilities in key carrier hotels, we provide our customers with a secure, reliable location to house their networking equipment and to establish network interconnections with a choice of other networks. We offer our standardized racks and cabinets or customized cages of colocation space, with redundant supplies of AC and DC power to operate their equipment. These highly conditioned facilities have backup generators, fire protection capabilities, industrial heating, ventilation and air conditioning systems and security systems.

We also offer additional services, including remote hands services, which are provided by our professional services organization, Availius. Through our remote hands services, customers have 24-hour access to our trained technicians to assist in network equipment deployment, routine maintenance and troubleshooting. We also assist in the design and deployment of our customers’ installations, as well as their ongoing maintenance.

Communications Access Management

In certain on-net and off-net commercial office buildings, we maintain the exclusive right to manage the communications access and infrastructure for the buildings. We then enter into agreements with service providers giving them non-exclusive rights to provide services to tenants in the buildings

On-net buildings. In buildings that we have identified as on-net buildings, we sign a license agreement with the building owner or manager for the installation of a FiberNet In-Building Network, or FIN. Our typical on-net license agreement has an initial term of 15 years, with renewal options of up to 10 years. We have installed FINs in 20 on-net buildings, and we do not presently intend to install any additional FINs.

Off-net buildings. In buildings that we select as off-net buildings, we enter into license agreements with the owners or managers typically for an initial term of five years, with renewal options of up to 15 years. Once the license agreement has been executed, we enter into agreements with communications service providers, giving them non-exclusive access to provide services in the building. We currently have contracts to manage the communications infrastructure in approximately 50 off-net buildings.

Network Design and Architecture

We have and will continue to design, develop and construct networks and facilities for interconnectivity in our markets. Our networks have five components: carrier hotel facilities, meet-me-rooms, metropolitan transport networks, FINs and a NOC.

Carrier Hotel Facilities

A carrier hotel facility is an environmentally controlled, secure site within a carrier hotel, designed to house carrier transmission and networking equipment. At these facilities we establish the interconnection of our metropolitan transport networks with other service providers’ networks. This interconnection of networks enables us to transfer other carriers’ traffic onto our networks and provide transport services to them. In addition to utilizing our carrier hotel facilities to interconnect with service providers, we also provide colocation and other ancillary services at certain of these facilities.

Our primary carrier hotel facilities in the New York metropolitan area are located in 60 Hudson Street and 111 Eighth Avenue in New York City, and 165 Halsey Street in Newark, New Jersey. We have established eight other secondary carrier hotel facilities in New York City, Long Island and New Jersey, which we have connected to 60 Hudson Street, 111 Eighth Avenue and 165 Halsey Street via our metropolitan transport networks. Our primary carrier hotel facility in Los Angeles is located at 707 Wilshire Boulevard. We have four secondary carrier hotel facilities in Los Angeles. By establishing our presence in multiple carrier hotels we increased our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers. Although we currently have no plans to add additional carrier hotel facilities, we continually monitor and evaluate each of our markets to assess the viability of our existing facilities and to determine if the development of additional facilities is warranted. At our primary sites we offer colocation facilities in addition to transport and interconnection services. In certain of our secondary carrier hotel facilities, we have colocated in other carriers’ facilities.

Meet-Me-Room

Our 60 Hudson Street Meet-Me-Room offers standardized colocation cabinets and customized cages for carriers to house their telecommunications equipment in a secure, environmentally controlled environment. All of the colocation units are connected to a central cross connection area within the 60 Hudson Street Meet-Me-Room with optical, coaxial or copper terminations, allowing our customers to connect their networks in an organized, rapid and cost-efficient manner with carrier-class reliability.

Occupants of our 60 Hudson Street Meet-Me-Room have access to our vertical in-building network within the building and to our metropolitan transport networks, which connects them with other carrier hotels.

Metropolitan Transport Networks

We acquire dark fiber rights, install our own optical transmission equipment to light the fiber and then provide lit circuits to carriers for the transport of their traffic. We light the dark fiber in ring configurations with optical networking gear, establishing connectivity between our carrier hotel facilities and other buildings on our networks, including certain commercial office properties. Our intersecting rings are interconnected at two hub locations for maximum survivability and disaster recovery capability.

Our networks typically transmit data at 2.5 Gbps (OC-48) and at times up to 10.0 Gbps (OC-192). We use dense wave division multiplexing technology to increase capacity on our networks. Dense wave division multiplexing can increase the bandwidth of a single fiber-optic strand by transmitting signals on up to 32 different wavelengths of light on a single fiber, therefore enabling the transmission of up to 32 times more information on an existing fiber-optic strand.

Our existing metropolitan transport networks consist of OC-48 SONET and protocol independent rings deployed in midtown Manhattan, downtown Manhattan, New York/Long Island, New York/New Jersey and Los Angeles.

FiberNet In-Building Networks (FINs)

Our FINs are advanced central distribution networks that we deploy in certain carrier hotels and commercial office properties to provide communications transport within the building. The standard design specifications for our FINs are tailored to each building. We are committed to building the most secure, reliable fiber-optic systems that adhere to the highest technical standards in the industry. We strive to provide a system that is flexible, expandable, and able to meet the needs of our customers.

Our in-building fiber-optic network infrastructure consists of direct and diverse routing to our metropolitan transport network. Our metropolitan transport network enters an on-net building at one or two discrete points and interconnects with the FIN in our carrier hotel facility or fiber vault in the basement of the building.

The FIN is often deployed in the building’s vertical riser system to provide connectivity to multiple floors. By often deploying over one hundred strands of fiber in dual risers, our FINs allow for redundant fiber paths in a ring architecture to ensure reliability and scalability. Horizontal lateral conduits from the riser system can then be deployed to establish direct connectivity to the network point of presence in the customer’s suite or premise.

By extending our networks vertically in riser systems and laterally into customers’ suites, we are able to provide a maximum means of end-to-end connectivity to our customers. We have constructed our FINs in 20 commercial office properties in New York and Chicago.

Network Operations Center

We monitor and manage traffic on our networks from our NOC located in Newark, New Jersey at a location that is physically diverse from our core network assets. Our NOC is responsible for proactively managing all network and customer incidents, and it uses a combination of network monitoring and provisioning tools to handle most incidents remotely.

It enables us to provision connectivity to any point on our networks and to provide timely customer support and maintenance from a centralized location. Our networks are monitored and maintained 24 hours a day, 365 days a year by a trained technical staff. The NOC has been constructed to ensure survivability. It has its own back-up power systems and emergency support capabilities.

Sales and Marketing Strategy

Sales. We sell our services through our direct sales force. Our sales team is comprised of representatives that have significant expertise in and knowledge of the communications market. By using a direct sales strategy, we provide the personal attention and high quality of service that our customers require. To a lesser degree, we also utilize an alternate sales channel of agents to sell our services to certain customers.

Marketing. Our marketing strategy is focused on building relationships with our customers. We believe that all segments of our customer base benefit from targeted public relations efforts, promotional materials, event marketing and personal selling techniques. In addition, we have marketing activities directed specifically to each of our constituent markets. These activities include supporting industry organizations, participating in conferences, tradeshows and seminars, preparing personalized presentations and engaging in direct marketing.

Customers

We have a broad target customer base. Our technologically advanced network infrastructure meets the needs not just of small- and medium-sized network users but also global carriers and service providers. Our customers include domestic incumbent carriers and competitive service providers, as well as Internet service providers and Internet-related companies. Because the flexibility of our networks allows us to interconnect with internationally based customers, we have made significant progress in growing the international segment of our customer base. We provide our services to many Post Telephone and Telegraph administrations, or PTTs. These are the communication service providers that had monopolies in their respective countries, where markets are increasingly being deregulated, such as in Europe as well as other parts of the world.

As of December 31, 2005, our customers included AT&T, Bell Canada, BellSouth, British Telecom, Cable & Wireless, China Telecom, China Netcom, Equant, FLAG Telecom, France Telecom, KPN, Level 3, NTT America, Qwest, Sprint, TeliaSonera, T-Systems (formerly Deutsche Telekom), and Verizon. We enter into contracts with our customers with terms ranging from one month to fifteen years.

In the past few years, general economic weakness and oversupply severely impacted the telecommunications industry, and a large number of customers experienced significant financial distress. Many companies made sizable investments building new communication networks, multiplying the amount of available transmission capacity. However, the expected demand for broadband connectivity was not realized in many segments of the market. Although applications for telecommunications network capacity have been developed, the actual demand to date for capacity from those applications did not meet industry expectations. As a result, this unrealized demand for bandwidth created significant excess capacity, depressing the market for communications services. There was an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings and business failures in recent years, which contributed to the financial distress that many companies in the telecommunications industry experienced. While the number of bankruptcies has declined, we believe that other customers may file for bankruptcy or experience other financial distress in the future.

Competition

The market for our services is very competitive. Our competitors include established and new communications companies.

Local Telephone Companies. In New York City and Los Angeles, we face significant competition from the incumbent carriers that currently dominate local communications markets, and CLECs, or competitive local exchange carriers, which are increasing their market penetration for local communications services. ILECs, including Verizon, have several competitive advantages over us, including an established brand name, extensive network infrastructure and significant capital resources. As a result of the Telecommunications Act of 1996, ILECs are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to our services. Moreover, ILECs also sell wholesale connectivity, which competes with our transport services. Various other competitive communications providers also own communications infrastructure in our markets and in the long-haul market segment. Many of these carriers currently compete with us, and such competition may increase in the future.

Other Communications Providers. Certain other integrated communications providers have deployed their own extensive network infrastructure in our markets to provide communications services to our potential customer base. These include, but are not limited to, AT&T, Sprint, Level 3, Qwest, Time Warner Telecom and XO Communications. These companies operate networks on which they offer retail and wholesale services. Consequently, they directly compete with us. We also compete directly with other providers of colocation services and data center facilities. These include, but are not limited to, Equinix and Switch and Data. Many of these companies also have several competitive advantages over us, including established brand names, extensive network infrastructure and significant capital resources.

Fixed Wireless Service Providers. We may also lose potential customers to fixed wireless service providers. Fixed wireless service providers can provide high-speed communications services using microwave or other facilities or satellite earth stations on building rooftops.

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

On July 31, 2000, we consummated a corporate reorganization in order to acquire Devnet L.L.C. As a result of this reorganization, we became a holding company that directly owns all of the outstanding common stock of

FiberNet Operations, Inc., a Delaware corporation and 96% of the outstanding membership interests in Devnet L.L.C., a Delaware limited liability company. FiberNet Operations directly owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation, and the remaining 4% of Devnet. In November 2005, we created a new subsidiary, Availius, LLC. FiberNet Telecom, Inc. owns all of the outstanding membership interests in Local Fiber, LLC, FiberNet Equal Access, LLC and Availius, LLC, all of which are New York limited liability companies. We conduct our primary business operations through our operating subsidiaries, Local Fiber, FiberNet Equal Access, Availius and Devnet.

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

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last ten years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934 (“Act”).

Our services are provided through our operating subsidiaries, Local Fiber, Equal Access, Availius, and Devnet. The services offered by our subsidiaries fall into one of two categories:

•	telecommunications services or common carriage; and

•	non-telecommunications services.

Certain regulations associated with each type of offering are described below. Although the law establishing regulatory requirements is often unclear, our telecommunications services generally are subject to a lower degree of federal and state regulation than those of dominant carriers such as the RBOCs.

Telecommunications Services

One of our subsidiaries, Local Fiber, is regulated as a telecommunications carrier because it provides telecommunications services directly to the public for a fee, or to such class of users as to be effectively available to the public. Telecommunications carriers are subject to extensive federal, state and local telecommunications regulations that may impose substantial administrative and other burdens on our operations.

As a competitive provider of local and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to contribution to numerous funds to the extent we provide interstate services or obtain numbers for end user customers. These funds include the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low-income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 10.9% of gross interstate end-user telecommunications revenues for the second quarter of 2006, and may be higher in subsequent quarters and years. The FCC is reviewing its current universal service assessment, contribution, and recovery rules. Changes to the universal service rules could affect our revenues. FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross interstate end-user telecommunications revenues. Our contribution obligations historically have been minimal because our customer base has been predominately carriers rather than end users and the services are local or intrastate. Our contribution obligations could increase should we provide more services to end users.

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

Under the Act, all telecommunications carriers must interconnect directly or indirectly with the facilities of other telecommunications carriers, offer certain services for resale, provide number portability and dialing parity, provide access to rights-of-way, and establish reciprocal compensation arrangements for the transport and termination of traffic. In addition to these general duties, ILECs have additional obligations to provide cost-based interconnection at any technically feasible point, access to certain portions of their network at cost-based rates, and colocation to requesting carriers.

The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the Act. In order to foster competition in the local exchange market, the FCC initially required ILECs to offer access to certain portions of their communication networks (known as network elements) to CLECs at cost-based rates. Recently, however, the FCC has significantly reduced the number of network elements ILECs must make available to competitors. Although Local Fiber does not rely solely on network elements purchased from ILECs, the FCC’s recent actions have limited Local Fiber’s ability to obtain the elements of the ILECs’ networks at cost-based rates that Local Fiber requires to provide service to its customers. In addition, the FCC is reviewing its pricing regime for network elements. Any changes to the pricing scheme for network elements may affect Local Fiber’s revenues. To the extent our customers previously purchased unbundled network elements from the ILEC, revisions regarding access to ILEC network elements or the pricing of those network elements, could affect the growth opportunities for some of our customers and thus demand for our services. As part of its ongoing examination of the competitive marketplace, the FCC is currently examining several other competition-related issues, including whether to adopt a set of performance measures and standards that could improve enforcement of ILECs’ wholesale obligations under the Act. The outcome of these proceedings may affect the rates, terms or conditions of our service offerings, and result in increased competition from ILECs with respect to some of our services.

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

The FCC also has issued decisions regarding the regulation of broadband services provisioned by ILECs and the appropriate regulatory treatment under the Act for a wireline carrier’s offering of broadband Internet access services. In September 2005, the FCC determined that wireline broadband Internet access service provided over a provider’s own facilities is an information service and therefore not subject to traditional common carrier regulation, including access regulations. In March 2006, the FCC failed to act on a petition for forbearance filed by Verizon, which asked the FCC to forbear from applying traditional common carrier regulation to certain high-capacity broadband services. The FCC’s inaction now allows Verizon to offer these services subject to very limited regulation. Other ILECs have indicated that they will file similar requests with the FCC. These decisions, and any similar ruling issued in the future, may result in increased competition from ILECs with respect to some of our services and may affect the rates, terms or conditions of our service offerings.

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

Non-Telecommunications Services

Our subsidiaries, Equal Access, Availius, and Devnet are not subject to telecommunications carrier regulation. Unlike a telecommunications carrier, Equal Access and Devnet do not hold their offerings out to the public generally for a fee. Moreover, Equal Access and Devnet do not use public rights-of-way that may trigger local regulation. Equal Access and Devnet generally enter into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access and Devnet merely provide the in-building capacity over which telecommunications service providers may provide telecommunications services, including access to the public telephone system that enables a tenant to reach any point on the public telephone system. However, certain proposals have been made before Congress and the FCC that could have an adverse impact on Equal Access’ and Devnet’s exclusive contractual rights, in certain buildings, to provide such capacity. Availius is an intellectual capital and resource company that leverages FiberNet’s expertise and implementation capabilities to provide turn-key results for network, infrastructure and wide-ranging business needs. Availius offers full-service capabilities to sophisticated network operators and data facility users, and gives clients access to strategic direction and experienced personnel for overall project execution and management services.

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

As of December 31, 2005, there was no federal legal requirement that owners or managers of privately owned commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, regulations in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi-tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s rules prohibit carriers from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. New York also is currently considering the adoption of legislation that would protect telecommunications companies from discrimination when deploying facilities in multi-tenant buildings. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

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

Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2006.

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

Employees

As of December 31, 2005, we had 68 employees, including 41 in engineering and network operations, 15 in sales and marketing and 12 in finance and administration. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

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

We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We expect to continue to incur operating losses and net losses in 2006, and we may not achieve profitability for the foreseeable future. In 2003, we had an operating loss of $16.5 million and a net loss of $27.8 million. In 2004, we had an operating loss of $16.5 million and a net loss of $18.4 million. In 2005, we had an operating loss of $11.6 million and a net loss of $13.9 million.

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

We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. The entities that compete with us include wireless service providers, local telephone companies, long distance companies, competitive access providers, competitive local exchange carriers and competitive colocation providers. The numerous companies that compete in our markets expose us to severe price competition for our services. We believe competition may intensify in the future. If additional competitors focus on our market, there may be intensified price competition which could have a material adverse effect on our business. Additionally, we may experience an increased number of service disconnections.

In the communications industry, continued pricing pressure from our competitors and an excess of network capacity continue to cause prices for our services to decline.

In 2005, we continued to experience decreases in the prices of our services. We anticipate that prices for broadband network services, in general, and for our services, in particular, will continue to decline over the next several years due primarily to the following:

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

Many of our customers and vendors have experienced financial difficulties and have filed or may file for bankruptcy protection.

Recent general economic weakness severely impacted the telecommunications industry. The expected demand for broadband connectivity was not been realized in many segments of the market. As a result, there was an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings. Many of our customers and vendors experienced financial distress, and some of them filed for bankruptcy protection.

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

In the past, bankruptcy courts have determined that certain of our contracts with our customers constitute executory contracts, and the contracts were rejected. As a result, we received an unsecured claim for damages against the debtors, and all rights and privileges under the contracts were terminated, including payment for services rendered. There can be no assurance that additional customers or vendors will not seek bankruptcy protection and that additional contracts will not be terminated.

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

To do so, we may need to raise additional funds through public or private equity or debt financings. If we raise funds through the issuance of equity securities, the ownership percentage of our then-current stockholders will be diluted and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through another bank credit facility or the issuance of debt securities, the holders of such indebtedness would have rights senior to the rights of the holders of our common stock, and the terms of this indebtedness could impose restrictions on our ability to incur additional indebtedness and on our operations, which could impede the successful execution of our business plan.

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

Our business depends upon our ability to lease space in carrier hotels to establish carrier hotel facilities where we can locate our networking equipment and interconnect with our customers. At a minimum, to provide our services in a particular metropolitan area, we must obtain space in the major carrier hotels in that area. In addition, we need adequate space at our carrier hotel facilities in order to continue offering colocation services. There may be significant competition for space in major carrier hotels. Our inability to obtain additional space, or our inability to renew existing leases, would negatively impact our operations and have a material adverse effect on our business.

We may not be able to increase the number of our significant customers and the volume of traffic on our networks and our business may suffer.

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

Because of the limited deployment of our services, our ability to manage a substantial amount of traffic on our networks while maintaining superior service is unknown at this time. There is no assurance that our network will be able to maintain current levels of service as the number of our customers and amount of traffic grow. Our failure to maintain such levels of service would significantly reduce customer demand for our services and have a material adverse effect on our business.

Service interruptions on our networks could expose us to liability or cause us to lose customers.

Our operations depend on our ability to prevent or mitigate any damages from power losses, network failures, transmission cable cuts or natural disasters. The failure of any equipment or facility on our networks could result in the interruption of service until we make the necessary repairs or install replacement equipment. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, which would reduce our revenues or increase our expenses, and we may be exposed to litigation from our customers. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or to have difficulty attracting new ones. Many of our customers’ communications needs are extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our networks. Our networks may also contain undetected design faults and software “bugs” that, despite our testing, may be discovered only after our networks have been completed and are in use.

The occurrence of a natural disaster or act of terrorism in close proximity to our facilities would substantially harm our business.

The substantial majority of our facilities are located within the New York metropolitan area, with the remainder located in Los Angeles. In particular, our facilities located at 60 Hudson Street and 111 Eighth Avenue in New York City are critical to our business. Given the concentration of our facilities, the loss of one of our facilities through the occurrence of a natural disaster, fire or flood, or an act of terrorism would have a material adverse effect on our business, results of operations and financial condition. We may not carry sufficient insurance to compensate us for losses caused by such an occurrence, and we may not be able to operate our business after the loss of one of our facilities.

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

As of March 24, 2006, we had total outstanding debt of $14.2 million and $4.8 million of outstanding letters of credit. In addition, we had $0.8 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement (which governs our credit facility) that expose us to certain risks and limitations, including the following:

•	principal amortization payments are required to be made quarterly beginning on June 30, 2007 and extend through maturity in 2008;

•	we have made affirmative financial covenants that we will breach if our financial results do not meet our expectations; and

•	we have agreed to certain negative covenants that may cause us to make choices regarding the operation of our business that we would not otherwise make.

You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. There can be no assurance that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing. Further, our borrowings under our credit facility are secured by substantially all of our assets, and our obligations under our facility are guaranteed by our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay the completion or expansion of our networks, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations or comply with our covenants, we would be in default under our existing debt agreements, which would accelerate the repayment of our indebtedness. Our failure to achieve certain financial results would also violate certain covenants, potentially accelerating the outstanding balance of our debt for immediate payment. To avoid a default, we may need waivers from third parties, which might not be granted.

Legislation and government regulation could adversely affect us.

We are subject to federal, state and local regulations that affect our services, competition, the taxation of our services and other aspects of our operations. The regulation of the communications industry is changing rapidly and varies from state to state. Changes in the regulatory environment could affect our operating results by increasing competition, decreasing revenue, increasing costs or impairing our ability to offer services. Certain communications services are subject to significant regulation at the federal and state level. The Federal Communications Commission, or FCC, regulates communications carriers providing intrastate, interstate and international common carrier services. State public utility commissions exercise jurisdiction over intrastate communications services. The FCC and state public utility commissions do not regulate most enhanced services, which involve more than the pure transmission of customer provided information. Our subsidiary, Local Fiber, LLC, is regulated as a common carrier by virtue of its provision of communications services directly to the public for a fee. As a common carrier, Local Fiber, LLC is subject to extensive federal, state and local communications regulation, which includes the payment of all applicable regulatory assessments.

Many of our competitors and customers, especially ILECs, are subject to federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict. Although we believe the services we provide today, other than those provided by Local Fiber, LLC, are not subject to regulation imposed on other telecommunications services by the FCC or the state public utility commissions, changes in regulation or new legislation may impose regulation on our non-regulated services.

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

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 38% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

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

We have approximately 1.5 million shares of common stock subject to issuance upon exercise of outstanding stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 2.	PROPERTIES

Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet, of which we are subleasing approximately 5,100 square feet. The term for these premises expires in 2008. We also leased additional office space in Garden City, New York consisting of 3,800 square feet under a lease that expired in 2005. In addition, we had office space in Rochester, New York, our former headquarters, which we were subleasing. Such lease, which consists of 15,000 square feet, expired in 2005. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and at 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 30,039 square feet, both of which expire in 2015. The lease at 111 Eighth Avenue is for 5,672 square feet and expires in 2015. In Newark, New Jersey, we lease a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street, which expires in 2016. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of our on-net buildings for our central equipment rooms. We currently do not have any agreements to lease additional space in the next 12 months. However, we regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock

On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol “FTGX”. Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol. On May 24, 2002, we received approval from The Nasdaq Stock Market to transfer our listing from the Nasdaq National Market System to the Nasdaq Capital Market System.

The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nadsdaq Capital Market System from January 1, 2004 through December 31, 2005:

	2005		2004
	High	Low	High	Low
Quarter ending March 31	$8.60	$5.00	$18.40	$12.00
Quarter ending June 30	$5.80	$2.22	$15.00	$8.90
Quarter ending September 30	$3.09	$1.43	$10.60	$7.20
Quarter ending December 31	$2.22	$1.50	$9.20	$6.00

As of March 24, 2006, there were 137 holders of record of our common stock and, according to our estimates, approximately 5,500 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

as of December 31, 2005

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	71,108	$322.26	166.070
Equity compensation plans not approved by security holders	275,003	$4.34	—

We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below.

Richard E. Sayers Stock Option Agreement, dated March 22, 1999: provided common stock purchase options to a director, to purchase 833 shares at $562.50 per share, with an expiration date of March 22, 2009.

Preferred Conversion Warrants, dated December 6, 2001, provided common stock purchase warrants to holders of certain series of our preferred stock in connection with the conversion of those series of preferred stock, to purchase an aggregate of 596 shares of our common stock at a purchase price of $165.00 per share, with an expiration date of December 6, 2006.

Settlement Warrants, dated December 20, 2002, provided common stock purchase warrants to a stockholder in settlement of certain litigation matters, to purchase an aggregate of 1,921 shares of our common stock at a purchase price of $0.30 per share, with an expiration date of December 20, 2007.

Settlement Warrants, dated February 28, 2003, provided common stock purchase warrants to a stockholder in settlement of certain litigation matters, to purchase an aggregate of 16,667 shares of our common stock at a purchase price of $36.00 per share, with an expiration date of February 28, 2008.

Lease Amendment Warrants, dated October 29, 2004, provided common stock purchase warrants to Westport Communications, LLC in connection with the amendment of our leases at 60 Hudson Street, to purchase an aggregate of 254,986 shares of our common stock at a purchase price of $0.10 per share, with an expiration date of September 1, 2009.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those consolidated financial statements (including notes thereto). The consolidated statement of operations data for the years ended December 31, 2002 and 2001and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

The consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003 and 2002 have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The consolidated financial statements as of and for the year ended December 31, 2001 were audited by Arthur Andersen LLP, independent public accountants.

CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Revenues	$31,195	$25,334	$26,604	$34,579	$33,824
Operating expenses:
Cost of services (exclusive of items shown separately below)	13,801	7,537	8,806	13,776	16,444
Selling, general and administrative expenses	32,917	16,053	16,409	15,986	16,809
Stock related expense for selling, general and administrative matters	(1,172)	225	222	518	513
Impairment of property, plant and equipment	51,848	13,175	1,346	9,468	2,812
Impairment of goodwill	56,467	—	7,509	2,309	—
Depreciation and amortization	15,319	10,346	8,840	9,013	8,840

Total operating expenses	169,180	47,336	43,132	51,070	45,418

Loss from operations	(137,985)	(22,002)	(16,528)	(16,491)	(11,594)
Loss on early extinguishments of debt	(7,398)	(7,859)	(8,951)	—	—
Interest income	182	28	46	60	76
Interest expense	(8,776)	(7,571)	(2,342)	(1,963)	(2,417)

Net loss	(153,977)	(37,404)	(27,775)	(18,394)	(13,935)
Preferred stock dividends	(1,080)	(44)	—	—	—
Preferred stock—beneficial conversion	(23,109)	—	—	—	—

Net loss applicable to common stockholders	$(178,166)	$(37,448)	$(27,775)	$(18,394)	$(13,935)

Net loss per share: basic and diluted	$(1,301.43)	$(60.91)	$(7.47)	$(3.67)	$(2.69)
Weighted average common shares outstanding: basic and diluted	137	615	3,719	5,018	5,174

On May 25, 2005, we completed our 1-for-10 reverse stock split previously approved by stockholders. On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these selected financial data have been adjusted to reflect these reverse stock splits.

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$3,338	$3,788	$3,488	$2,909	$1,899
Other current assets	3,359	3,505	6,876	6,832	2,748
Property, plant and equipment, net	109,837	95,122	86,958	74,123	66,135
Total assets	136,587	113,795	99,618	87,725	73,235
Long-term liabilities	89,403	31,080	19,769	11,155	18,030
Total stockholders’ equity	24,348	68,598	64,734	59,236	45,998

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate integrated interconnection facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles, designed to provide comprehensive broadband interconnectivity enabling the exchange of traffic over multiple networks. We have experienced significant operating losses and net losses. We expect to continue to experience such losses as we continue to operate our business. We also have a limited operating history. Consequently, prospective investors have limited operating history and financial data upon which to evaluate our performance.

The telecommunications industry has experienced a period of uncertainty and rationalization. We have been negatively impacted by the general economic environment and by the difficulties that impacted our industry. Expectations for growth in demand for broadband services did not materialize, resulting in significant excess capacity in existing communication networks. This excess supply of bandwidth and the intense competition among industry participants produced substantial pressure on the pricing of our services with significant decreases in recurring monthly charges. In addition, customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts or services that we provide to our customers will be cancelled, and we cannot forecast our ability to replace those cancelled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. Revenues are derived from four general types of services:

•	On-net transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (“FINs”). Over our metropolitan transport networks, we can provision circuits from one of our carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier hotel facility or an on-net building.

•	Off-net transport services. We provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers.

•	Colocation services. Our colocation services include providing customers with the ability to locate their communications and networking equipment at certain of our carrier hotel facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our on-net and off-net buildings.

•	Communications access management services. Our access management services include providing our customers with the non-exclusive right to market and provide their retail services to tenants in our on-net and off-net buildings.

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. Throughout 2005 and 2004, we continued to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services on a month-to-month basis or for a contracted period of one year. All of our revenues are generated in the United States of America.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services are based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. We have experienced price declines for some of our services over the past year due to industry trends, with transport services experiencing the greatest decreases. We expect our operating results to continue to be impacted by decreases in the prices of our services.

The growth of our revenue is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenue is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is decreasing, due to the industry rationalization. In addition, we currently do not anticipate expanding our network infrastructure to other carrier hotel facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

We typically begin our sales cycle by entering into a master services agreement. This document outlines the operating specifications and commercial standards that are required of us by the customer. Customers can order a specific service, or, alternatively, they can purchase general availability on our networks or in our facilities on a recurring basis.

Customers primarily purchase services from us only on an as-needed basis, when their network requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We have also experienced significant disconnections of transport services, as customers groom their networks to eliminate excess capacity. This loss of revenues has had a significant negative impact on our financial results and may continue.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2005 and 2004 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. All of our personnel costs are included in selling, general and administrative expenses. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 68 employees as of December 31, 2005 compared to 75 as of December 31, 2004. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. The reciprocal agreement accounted for $0.5 million of revenue in each on the years ended December 31, 2005, 2004 and 2003 which represents 1.4%, 1.4% and 1.8% of total revenue, respectively. For each of the years ended December 31, 2005, 2004 and 2003 the reciprocal agreement accounted for $0.5 million of our cost of services.

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A significant number of our customers filed for bankruptcy or are otherwise in significant financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we fully reserve the receivable and reverse that reserve only when collection becomes reasonably assured, which is generally upon receipt of payment.

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

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Revenues. Revenues for the fiscal year ended December 31, 2005 were $33.8 million as compared to $34.6 million for the fiscal year ended December 31, 2004. We increased the number of our customers from 213 at the end of 2004 to 236 at the end of 2005, primarily with the addition of many domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are broken down as follows:

	For the year ended December 31,
(in thousands)	2005	2004	$ Change	% Change
On-net transport revenue	$20,102	$19,441	$661	3.4%
Off-net transport revenue	5,329	3,660	1,669	45.6%
Colocation revenue	7,494	6,369	1,125	17.7%
Access revenue	899	2,382	(1,483)	(62.3)%
Revenue from arbitration award	—	2,727	(2,727)	(100)%

Total Revenue	$33,824	$34,579	$(755)	(2.2)%

We recognized $20.1 million in on-net transport service revenues in 2005, up from $19.4 million in 2004. Off-net transport service revenues for 2005 were $5.3 million, up from $3.7 million in 2004. Revenues from colocation and other services were $7.5 million in 2005 compared to $6.4 million in 2004, and revenues from communications access management services declined to $0.9 million in 2005 from $2.4 million in 2004. If we exclude the effect of the arbitration award, revenues of $33.8 million for the year ended December 31, 2005 would have increased 6.2% over the $31.9 million in revenues for the year ended December 30, 2004.

The vast majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased slightly as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have experienced due to industry trends. Off-net transport revenues increased significantly over the same period as we leverage our current customer base across a broader addressable market. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We have experienced a significant decline in these services during 2005. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

During the year ended December 31, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 7.9% of total revenue for 2004. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue during the year ended December 31, 2004 for services previously provided and earned. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues during the year. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

For fiscal years 2005 and 2004, there were no individual customers that accounted for over 10% of our total revenues. Reciprocal agreements accounted for $0.5 million, or 1.4%, of revenues in 2005, consistent with $0.5 million, or 1.4%, of revenues in 2004.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $16.4 million in 2005, compared to $13.8 million in 2004. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the year ended December 31,
(in thousands)	2005	2004	$ Change	% Change
Occupancy expenses	$11,756	$10,665	$1,091	10.2%
Off-net connectivity charges	4,041	2,671	1,370	51.3%
Maintenance and repair and other costs	647	440	207	47.0%

Total Cost of Services	$16,444	$13,776	$2,668	19.4%

Occupancy expenses represented 71.5% of cost of services or $11.8 million in 2005, an increase of $1.1 million as compared to 77.4% or $10.7 million in 2004. This increase was due to increases in colocation and cross-connection charges and an increase in utility usage. License fees, included in occupancy expenses, were 6.4% of cost of services in 2005, or $1.0 million, compared to 13.7% of cost of services in 2004, or $1.9 million. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided. On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee, and an increase in the total annual rent amount from $2.1 million to $3.3 million. We expect the effect of these amendments will be a reduction in future rent expense at these facilities, as the reduction in the license fee percentage should offset the increase in base rent.

Off-net connectivity charges were 24.6% of cost of services or $4.0 million for the year ended December 31, 2005, compared to 19.4% of the cost of services or $2.7 million for the year ended December 31, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair costs were 3.9% or $0.6 million of cost of services for the year ended December 30, 2005, compared to 3.2% or $0.4 million for the year ended December 31, 2004. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.5 million of our cost of services for each of the years ended December 31, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2005 were $16.8 million compared to $16.0 million for 2004. Personnel costs represented 57.5% of selling, general and administrative expenses in 2005 and 67.7% in 2004. Professional fees were 10.5% of selling, general and administrative expenses in 2005, compared to 8.6% in 2004. We anticipate selling, general and administrative expenses to increase modestly in 2006.

Stock Related Expense. Stock related expense for each of the years ended December 31, 2005 and 2004 was $0.5 million. This non-cash expense relates to the amortization of restricted stock granted to our employees.

Impairment of Property, Plant and Equipment. During the second quarter of 2005, we recorded an impairment of $2.8 million to reflect our revised business plan and forecast of revenues due to the early termination of a significant access agreement as well as other renegotiated building access service orders with other customers, which significantly reduced our future revenues from access services.

In 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. We also agreed to pay $0.8 million to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

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

Depreciation and Amortization. Depreciation and amortization expense for 2005 was $8.8 million, compared to $9.0 million for 2004.

Interest Income. Interest income for each of the years ended December 31, 2005 and 2004 was approximately $0.1 million. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the year ended December 31, 2005 was $2.4 million, compared to $2.0 million for the year ended December 31, 2004. As of August 22, 2005, our loans were converted to a fixed interest rate of 8.5%, per the terms of the eighteenth amendment to our credit agreement. In prior periods our indebtedness bore interest at a floating rate.

Net Loss. We reported a net loss of $13.9 million in 2005 compared to a loss of $18.4 million in 2004. The decrease in the net loss is a result of the aforementioned changes in our operations.

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenues. Revenues for the fiscal year ended December 31, 2004 were $34.6 million as compared to $26.6 million for the fiscal year ended December 31, 2003. We increased the number of our customers from 152 at the end of 2003 to 213 at the end of 2004, with the addition of many domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are broken down as follows:

	For the year ended December 31,
(in thousands)	2004	2003	$ Change	% Change
On-net transport revenue	$19,441	$17,540	$1,901	10.8%
Off-net transport revenue	3,660	531	3,129	589.3%
Colocation revenue	6,369	5,994	375	6.3%
Access revenue	2,382	2,539	(157)	(6.2)%
Revenue from arbitration award	2,727	—	2,727	NM

Total Revenue	$34,579	$26,604	$7,975	30.0%

We recognized $19.4 million in on-net transport service revenues in 2004, up from $17.5 million in 2003. Off-net transport service revenues for 2004 were $3.7 million, up from $0.5 million in 2003. Revenues from colocation and other services increased to $6.4 million in 2004 from $6.0 million in 2003, and revenues from communications access management services declined to $2.4 million in 2004 from $2.5 million in 2003.

The vast majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased slightly as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have experienced due to industry trends. Off-net transport revenues increased significantly over the same period as we leverage our current customer base across a broader addressable market. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

During the year ended December 31, 2004, we recognized $2.7 million in revenues due to an award from an arbitration proceeding, in which we were the prevailing claimant. Revenues recognized in connection with this award accounted for 7.9% of total revenue for 2004. Amounts disputed under the customer contract, which was the subject of the proceeding, were not recognized in prior periods as the collectability of amounts due under the contract was in doubt. Upon confirmation of the award, we recognized this amount as revenue during the year ended December 31, 2004 for services previously provided and earned. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and we recognized this amount as revenues during the year. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. We have recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, we recognized an additional $0.3 million in revenues that were previously deferred. We did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

For fiscal years 2004 and 2003, there were no individual customers that accounted for over 10% of our total revenues. Reciprocal agreements accounted for $0.5 million, or 1.4%, of revenues in 2004, consistent with $0.5 million, or 1.8%, of revenues in 2003.

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

	For the year ended December 31,
(in thousands)	2004	2003	$ Change	% Change
Occupancy expenses	$10,665	$7,949	$2,716	34.2%
Off-net connectivity charges	2,671	421	2,250	534.4%
Maintenance and repair and other costs	440	436	4	0.9%

Total Cost of Services	$13,776	$8,806	4,970	56.4%

Occupancy expenses represented 77.4% of cost of services or $10.7 million in 2004, compared to 90.3% or $7.9 million in 2003. License fees, included in occupancy expenses, were 13.7% of cost of services in 2004, or $1.9 million, compared to 17.6% of cost of services in 2003, or $1.5 million. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility, and they are expensed in cost of services as the corresponding services are provided. On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee, and an increase in the total annual rent amount from $2.1 million to $3.3 million. We expect the effect of these amendments will be a reduction in future rent expense at these facilities, as the reduction in the license fee percentage should offset the increase in base rent.

Maintenance and repair costs were 3.2% of cost of services in 2004, compared to 4.9% of cost of services in 2003, and they will continue to represent a relatively small and fixed component of cost of services. Off-net connectivity charges were 19.4% of cost of services in 2004 or $2.7 million, versus 4.8% of cost of services in 2003 or $0.4 million. These charges will increase commensurately with our growth in off-net transport services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2004 were $16.0 million compared to $16.4 million for 2003. Personnel costs represented 67.7% of selling, general and administrative expenses in 2004 and 60.2% in 2003. Professional fees were 8.6% of selling, general and administrative expenses in 2004, compared to 15.6% in 2003.

Stock Related Expense. Stock related expense for 2004 was $0.5 million, compared to $0.2 million for 2003. This non-cash expense relates to the amortization of restricted stock granted to our employees.

Impairment of Property, Plant and Equipment. In 2004, we settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. We agreed to concede our claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. We also agreed to pay $0.8 million to settle a trade payable dispute with this provider, for which we had accrued $1.1 million as a liability. As a result, we recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

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

Depreciation and Amortization. Depreciation and amortization expense for 2004 was $9.0 million, compared to $8.8 million for 2003. This slight increase was due to the acquisition of Gateway Colocation and customer specific capital expenses incurred throughout the year.

Loss on Early Extinguishment of Debt. We recorded a non-cash charge of $9.7 million related to the partial extinguishment of our credit facility on January 10, 2003. We recorded a loss for the fair value given in excess of the amount of debt extinguished and related pro-rata write-off of original issue discount and deferred financing charges. The fair value given in exchange for $13.4 million in indebtedness was 0.5 million shares of common stock, the issuance of 0.2 million warrants with an exercise price of $36.00 per share and the re-pricing of the exercise price of 0.3 million existing warrants from $36.00 to $0.30 per share. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this extinguishment of debt represented approximately 38.1% of our outstanding balance, we wrote off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in our calculation of loss on early extinguishment of debt. On March 17, 2003, we entered into an agreement to terminate all of our capital lease obligations for a payment of approximately $0.1 million. This termination of our capital lease obligations resulted in a gain on early extinguishments of debt of approximately $0.8 million, partially offsetting our earlier loss.

We did not have any early extinguishment of debt for the year ended December 31, 2004.

Interest Income. Interest income for each of the years ended December 31, 2004 and 2003 was approximately $0.1 million. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the year ended December 31, 2004 was $2.0 million, compared to $2.3 million for the year ended December 31, 2003. Interest expense decreased primarily due to the repayment of $7.2 million of principal on our outstanding debt during the year ended December 31, 2004.

Net Loss. We reported a net loss of $18.4 million in 2004 compared to a loss of $27.8 million in 2003. The decrease in the net loss is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We incurred a loss from operations and a net loss for 2005 of $11.6 million and $13.9 million, respectively, compared to a loss from operations and a net loss of $16.5 million and $18.4 million, respectively, for 2004. During 2005, cash provided by operating activities was $1.2 million, and cash purchases of property, plant and equipment were $2.7 million, compared to cash provided by operating activities of $3.3 million and $3.5 million of cash purchases of property, plant and equipment for 2004.

For the year ended December 31, 2005, we used $1.4 million in net cash for financing related activities. For the year ended December 31, 2004 we used $0.6 million in net cash for financing activities primarily for our repayment of notes payable of $7.2 million, which was offset by our private placement of equity securities in January 2004. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long term operations.

On January 30, 2004, we completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operates a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 0.3 million shares of our common stock with a fair value of $4.8 million on the closing date and approximately $0.2 million in cash. The purchase agreement also includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of our common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued on January 30, 2004, will not exceed 19.9% of the issued and outstanding shares of our common stock as of the closing date without first receiving stockholder approval. We have filed with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and have also agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision. As of December 31, 2005, there were no additional shares required under the “earn-out” provision. By its terms, the “earn-out” provision expired on January 30, 2006. On March 22, 2006, we entered into an amendment to extend the duration of the “earn-out” provision for an additional twenty-four months retroactive from January 30, 2006.

Also on January 30, 2004, in an unrelated transaction, we entered into a common stock purchase agreement with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 0.6 million shares of common stock at a price of $12.50 per share, for gross proceeds of $8.0 million. Pursuant to the terms of the purchase agreements, we also issued to such investors warrants to purchase an aggregate of 0.2 million shares of common stock at an exercise price of $17.50 per share with a term of three and one-half years. These shares were included in a registration statement that was declared effective on April 14, 2004.

We utilized a portion of the gross proceeds to repay $2.1 million of term loan indebtedness underlying the credit facility and to cancel $1.1 million of letters of credit by providing cash securing deposits in lieu thereof. We also permanently reduced our availability to issue letters of credit by $0.9 million. In doing so, we satisfied the mandatory automatic reductions of commitments of the credit facility for 2004, as discussed below. By canceling the letters of credit, $0.5 million of restricted cash previously held as cash collateral was made available for general corporate purposes. Furthermore, we repaid $3.5 million of outstanding revolving loan indebtedness.

In connection with the consummation of both the Gateway Colocation acquisition and equity financing on January 30, 2004, we executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment also revised the automatic reductions of the commitments underlying the credit facility that were required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on February 9, 2007. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the credit facility. As a condition to the lenders entering into the eleventh amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 37,923 shares of common stock from $36.00 per share to $0.01 per share, which were immediately exercised by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our consolidated financial statements.

On February 12, 2004, we issued 20,000 shares of common stock and paid $0.3 million in cash to a customer in settlement of certain litigation matters. The price on the date of the issuance was $16.10 per share. This settlement was accrued for as of December 31, 2003.

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

On April 13, 2004, we repaid $1.6 million of outstanding revolving loan indebtedness.

On September 1, 2004, we amended our lease agreements for our facilities at 60 Hudson Street in New York City. The amendments include a reduction in the license fee to 12.0% of revenues, and an increase in the total annual rent amount from $2.1 million to $3.3 million. In conjunction with the amendment, we issued 254,986 warrants with an exercise price of $0.10 and a term of five years. The fair value of the warrants as of September 1, 2004 was approximately $2.0 million, using the Black-Scholes option pricing model with the following assumptions as of September 1, 2004: risk-free interest rates of 3.32%, expected dividend yields of 0%, expected life of five years to expiration and expected volatility of 357%. In accordance with Emerging Issues Task Force Issue (“EITF”) 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” the fair value of the warrants was recorded as deferred rent (a contra-equity) to be amortized into cost of services over the life of the leases.

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

In connection with the execution of both the Con Ed Agreement and the Investor Purchase Agreement described above, we entered into certain transactions with the lenders under our credit facility. We executed with the lenders a thirteenth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions, however, as a result of the termination described below, the thirteenth amendment was also terminated by its terms.

On May 4, 2005, we entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which we entered into to finance the acquisition of CEC, terminated pursuant to its terms. The Termination Agreement contains mutual releases of liability. We did not incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination, we expensed a total of $1.1 million of transaction costs related to the Con Ed Agreement and the Investor Purchase Agreement during the year ended December 31, 2005.

Contemporaneously with the execution of the Investor Purchase Agreement, discussed above, we amended 83,352 common stock warrants currently owned by the lead investor in the equity financing, SDS Capital Partners, LLC (“SDS”), to reduce the exercise price thereof from $36.00 to $0.10 per share which were exercised by the investor. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on our consolidated financial statements.

On March 22, 2005, we executed with our lenders a fourteenth amendment to our credit agreement, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and financial covenant levels were changed. This amendment required us to raise a minimum of $6.5 million of additional equity capital by June 30, 2005. As a condition to the lenders entering into the fourteenth amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.10 per share, which were subsequently exercised in April 2005 by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our consolidated financial statements.

On May 25, 2005, we completed our 1-for 10 reverse stock split, which was approved by the stockholders at our annual meeting on May 24, 2005. The earning per share information and all share amounts as presented in these consolidated financials statements have been adjusted to reflect the reverse stock split.

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

On August 22, 2005, we entered into the eighteenth amendment with our lenders, which waived the requirement that we issue securities in an amount sufficient to result in net proceeds of at least $6.5 million. The lenders have also agreed to extend the amortization schedule under the credit agreement such that we had until August 2006 to prepay $3.0 million under the credit agreement, with the balance due on February 9, 2007 and no other principal payments required until such time. As a condition to the lenders entering into the eighteenth amendment, we agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.001 per share, which were subsequently exercised in September 2005 by the lenders. We compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on our consolidated financial statements. Additionally, the amendment changed the interest rate on the loans to a fixed rate of 8.5%, which increased by 25 basis points on a quarterly basis beginning January 1, 2006 until the date of maturity. We also agreed to permit a representative of the lenders to attend and observe our board of directors meetings. The amendment required that we deliver to the lenders a strategic plan on or before November 20, 2005 and a business plan on or before March 31, 2006. In addition, the Amendment provides that Jon A. DeLuca, our President and Chief Executive Officer, is deemed a “key employee” under the credit agreement, such that his failure to serve in those offices would be considered an event of default. In conjunction with the execution of the eighteenth amendment the lenders released our restricted cash of $1.9 million, which was then used to reduce the outstanding indebtedness under the credit facility. Also in conjunction with the eighteenth amendment, we expensed approximately $0.2 million in professional fees under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, since the amendment was not deemed an extinguishment.

On December 19, 2005, we entered into the nineteenth amendment with our lenders. The amendment only added the newly created Availius LLC, a wholly-owned subsidiary of FiberNet Telecom Inc., as an operating subsidiary in the credit agreement. Availius is an intellectual capital and resource company that leverages FiberNet’s expertise and implementation capabilities to provide turn-key results for network, infrastructure and wide-ranging business needs. Availius offers full-service capabilities to sophisticated network operators and data facility users, and gives clients access to strategic direction and experienced personnel for overall project execution and management services.

On March 22, 2006, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, we also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, we paid our placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of our Board of Directors, is currently associated with the placement agent but will not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. We also paid $0.1 million in professional fees.

In connection with the Stock Purchase Agreement, we entered into a Registration Rights Agreement with the investors, dated as of March 22, 2006, which requires us to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors, (ii) the shares of common stock underlying the warrants issued to the investors and (iii) the shares of common stock underlying the warrants issued to the placement agent.

On March 22, 2006, we and our lenders executed a twentieth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extends the maturity date for the credit agreement from

February 9, 2007 to March 7, 2008. The amendment also set the applicable interest rate to 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due at maturity. The amendment also requires us (i) on or before May 15, 2006, to engage a financial advisor to assist us in preparing a comprehensive strategic business plan and (ii) on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the board of directors and incorporated adjustments to the financial covenants of the Credit Facility.

As a condition to the lenders entering into the twentieth amendment, we entered into a Warrant Agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which we agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. In connection with the Warrant Agreement, we entered into a Registration Rights Agreement with the lenders, dated as of March 22, 2006, which requires us to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders.

There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our credit agreement. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy our obligations under our credit agreement, or will be on terms that are satisfactory to the lenders.

As of December 31, 2005, we had $14.2 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $0.8 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was fixed at 8.5%. We were in full compliance with all of the covenants contained in the credit agreement as of December 31, 2005. Our financial covenants include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, and a minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent approximately $2.8 million and $3.5 million in capital expenditures during 2005 and 2004, respectively, primarily for the implementation of customer orders. This includes purchasing networking equipment to provision connectivity and constructing extensions of our network to increase capacity and to interconnect with new customers. We also intend to upgrade certain information technology systems and key operating systems at our carrier hotel facilities. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

As of March 28, 2006, we had approximately 6.3 million shares of common stock outstanding, or approximately 7.8 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see the subsection entitled, “We may require additional capital to fund the further development of our networks and operation of our business, and an inability to obtain such capital could harm our business” in the section entitled “Factors Affecting our Business Condition.” We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

Our obligations and commitments to make future payments under contracts primarily include scheduled reductions in the availability of our credit facility and payments under our operating leases.

The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2005.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2006	2007	2008	2009	2010	Thereafter
Mandatory Repayments and Reductions of Indebtedness(1)	$14,186	$—	$600	$13,586	$—	$—	$—
Operating Leases(2)	72,447	9,353	7,531	7,490	7,490	7,031	33,552

Total Contractual Obligations	$86,633	$9,353	$8,131	$21,076	$7,490	$7,031	$33,552

(1)	Amounts are based on the amortization schedule as included in the twentieth amendment dated March 22, 2006.
(2)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. On April 14, 2005, the compliance date for SFAS 123(R) was extended. We will be required to comply with SFAS No. 123(R) for the three months ended March 31, 2006. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005. Any impact of this statement will be evaluated upon the issuance of new accounting pronouncements, if needed.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires us to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the year ended December 31, 2005 and has been adopted by us in the fourth quarter of 2005. We evaluated the impact of FIN 47 on our business and determined that the impact was immaterial.

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

As of March 24, 2006, we had $14.2 million outstanding under our credit facility, with a fixed rate of 9.0%, this interest rate change is included in the twentieth amendment to the credit agreement. In prior periods our indebtedness bore interest at a floating rate.

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

ITEM 8.    FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
New York, New York March 30, 2006

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,899	$2,909
Restricted cash	—	1,881
Accounts receivable, net of allowance of $508 and $749 at December 31, 2005 and 2004, respectively	2,299	4,275
Prepaid expenses and other	449	676

Total current assets	4,647	9,741
Property, plant and equipment, net	66,135	74,123
Other Assets:
Deferred charges, net of accumulated amortization of $2,080 and $1,860 at December 31, 2005 and 2004, respectively	828	2,292
Other assets	1,625	1,569

Total other assets	2,453	3,861

TOTAL ASSETS	$73,235	$87,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,762	$4,409
Accrued expenses	4,251	3,316
Deferred revenues—current portion	1,194	3,427
Notes payable—current portion	—	6,182

Total current liabilities	9,207	17,334
Long-Term Liabilities:
Notes payable, less original issue discount of $888 and $1,598 at December 31, 2005 and 2004, respectively	13,298	7,405
Deferred revenue, long term	3,786	3,261
Other long term liabilities	946	489

Total Long Term Liabilities	18,030	11,155

Total liabilities	27,237	28,489
Commitments and contingent liabilities (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 5,274,600 and 5,098,957 shares issued and outstanding at December 31, 2005 and 2004, respectively	5	5
Additional paid-in-capital and other	444,409	444,475
Deferred compensation	(3,854)	(4,443)
Deferred rent (warrants)	(1,732)	(1,906)
Accumulated deficit	(392,830)	(378,895)

Total stockholders’ equity	45,998	59,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,235	$87,725

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$33,824	$34,579	$26,604
Operating expenses:
Cost of services (exclusive of items shown separately below)	16,444	13,776	8,806
Selling, general and administrative expense excluding stock related expense	16,809	15,986	16,409
Stock related expense for selling, general and administrative matters	513	518	222
Impairment of property, plant and equipment	2,812	9,468	1,346
Impairment of goodwill	—	2,309	7,509
Depreciation and amortization	8,840	9,013	8,840

Total operating expenses	45,418	51,070	43,132

Loss from operations	(11,594)	(16,491)	(16,528)
Loss on early extinguishments of debt	—	—	(8,951)
Interest income	76	60	46
Interest expense	(2,417)	(1,963)	(2,342)

Net loss	$(13,935)	$(18,394)	$(27,775)

Net loss per share—basic and diluted	$(2.69)	$(3.67)	$(7.47)
Weighted average shares outstanding—basic and diluted	5,174	5,018	3,719

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid in Capital and Other	Deferred Compensation	Deferred Rent	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	2,640,548	$2.6	$401,321	$—	$—	$(332,726)	$68,598
Issuance of common stock	97,222	0.1	1,191	—	—	—	1,191
Issuance of warrants	—	—	3,465	—	—	—	3,465
Reprice of warrants	—	—	1,963	—	—	—	1,963
Exercise of warrants to purchase common stock	379,865	0.4	—	—	—	—	—
Conversion of notes payable to common stock	461,701	0.5	16,621	—	—	—	16,621
Common stock issuance cost	—	—	(684)	—	—	—	(684)
Restricted stock grants	471,050	0.5	5,323	(5,318)	—	—	5
Legal settlement	30,157	—	1,128	—	—	—	1,128
Restricted stock surrendered	(26,510)	—	(299)	299	—	—	—
Deferred compensation amortization	—	—	—	222	—	—	222
Net loss	—	—	—	—	—	(27,775)	(27,775)

Balance at December 31, 2003	4,054,033	$4.1	$430,028	$(4,797)	$—	$(360,501)	$64,734
Issuance of common stock	665,600	0.7	5,722	—	—	—	5,723
Issuance of warrants	—	—	1,711	—	—	—	1,711
Issuance of common stock for acquisition of Gateway Colocation	290,800	0.3	4,566	—	—	—	4,566
Exercise of options and warrants to purchase common stock	62,788	0.1	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—
Restricted stock grants	14,676	—	244	(244)	—	—	—
Legal settlement	20,000	—	322	—	—	—	322
Restricted stock surrendered	(8,940)	(0.1)	(81)	80	—	—	(1)
Deferred compensation amortization	—	—	—	518	—	—	518
Warrants issued for deferred rent	—	—	1,963	—	(1,963)	—	—
Deferred rent amortization	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	(18,394)	(18,394)

Balance at December 31, 2004	5,098,957	$5.1	$444,475	$(4,443)	$(1,906)	$(378,895)	$59,236
Restricted stock surrendered	(9,348)	—	(82)	29	—	—	(53)
Restricted stock grants	2,500	—	6	(6)	—	—	—
Warrants Exercised	104,440	0.1	10	—	—	—	10
Warrants Exercised—Cashless	78,051	0.1	—	—	—	—	—
Deferred compensation amortization	—	—	—	566	—	—	566
Deferred rent amortization	—	—	—	—	173	—	173
Net loss	—	—	—	—	—	(13,935)	(13,935)

Balance at December 31, 2005	5,274,600	$5.3	$444,409	$(3,854)	$(1,732)	$(392,830)	$45,998

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(13,935)	$(18,394)	$(27,775)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,840	9,013	8,840
Stock related expense for selling, general and administrative matters	513	518	222
Impairment of property, plant and equipment	2,812	9,468	1,346
Deferred rent expense (warrants)	173	58	—
Impairment of goodwill	—	2,309	7,509
Loss on early extinguishments of debt	—	—	8,951
Non-cash interest expense capitalized on notes payable	—	—	663
Other non-cash expenses	1,285	1,040	977
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,976	(589)	(1,020)
Decrease in prepaid expenses	227	78	217
Decrease (increase) in other assets	362	(939)	(4)
(Decrease) increase in accounts payable	(591)	1,071	(353)
Increase (decrease) in accrued expenses and other long-term liabilities	1,222	(1,010)	1,067
(Decrease) increase in deferred revenue	(1,708)	665	1,410

Cash provided by operating activities	1,176	3,288	2,050
Cash flows from investing activities:
Acquisition of Gateway Colocation	—	(382)	—
Recovery on sale of impaired assets	—	135	198
Decrease (increase) in restricted cash	1,881	456	(2,337)
Capital expenditures	(2,665)	(3,524)	(2,388)

Cash used in investing activities	(784)	(3,315)	(4,527)
Cash flows from financing activities:
Payment of financing costs of debt financings	(427)	(807)	(428)
Repayment of notes payable	(1,975)	(7,225)	—
Proceeds from debt financing	1,000	—	—
Payment of financing costs of equity financings	—	(520)	(810)
Proceeds from issuance of equity securities	—	8,000	3,500
Repayment of capital lease obligation	—	—	(85)

Cash (used in) provided from financing activities	(1,402)	(552)	2,177

Net (decrease) increase in cash and cash equivalents	(1,010)	(579)	(300)
Cash and cash equivalents at beginning of year	2,909	3,488	3,788

Cash and cash equivalents at end of year	$1,899	$2,909	$3,488

Supplemental disclosures of cash flow information:
Interest paid	$873	$863	$563
Non-cash financing activities:
Conversion of notes payable into common stock	—	—	13,382

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing complex interconnection services enabling the exchange of voice and data traffic between multiple, global networks. The Company owns and operates integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises. The Company operates with the highest levels of reliability and resiliency to deliver core network backbone services for mission critical requirements.

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation, and the remaining 4% of Devnet. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. FiberNet Telecom, Inc. also owns all of the outstanding membership interests of Availius, LLC (“Availius”), a New York limited liability company, recently created in November 2005. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Availius, Local Fiber and Equal Access.

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

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors have experienced; the lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster or act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment.

Under FiberNet’s current operating plan, as adjusted for the twentieth amendment (see Note 17), the Company does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. The Company does not have any off-balance sheet financing arrangements, nor does it anticipate entering into any.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Equal Access, Availius and Local Fiber and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash is invested in highly liquid investments with an original maturity of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments. The Company had a restricted cash account used as collateral to secure the funding obligations for its outstanding letters of credit, which are in lieu of a cash security deposit for its facilities. As of December 31, 2005, the company no longer has a restricted cash balance.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

During 2005 and 2004, the Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined that changes in circumstances have indicated that asset carrying values were no longer recoverable and that impairment charges were necessary. See Note 4.

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

As of December 31, 2005, 2004 and 2003, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services and colocation services in the amount of approximately $0.5 million for each of the years ended December 31, 2005, 2004 and 2003. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the years ended December 31, 2005, 2004 and 2003 were approximately $0.5 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value as the interest rate was recently fixed at a current market rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and requires that goodwill and certain intangible assets resulting from business combinations no longer be amortized, but instead be reviewed for recoverability. The Company determined that there was an impairment as a result of an impairment of other long term assets for the year ended December, 31, 2004. See Note 5 and 15. There was no goodwill activity during the year ended December 31, 2005.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in goodwill for the year ended December 31, 2004 (dollars in thousands):

Goodwill recorded (see Note 15) January 2004	$2,309
Amortization	—
Impairment charges (see Note 15)	(2,309)

Net balance as of December 31, 2004	$—

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are amortized over 15 years, which is the term of the related contracts. Deferred financing costs are amortized over the term of the related credit facility.

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

On May 25, 2005, the Company completed its 1-for 10 reverse stock split, which was approved by the stockholders at the Company’s annual meeting on May 24, 2005. The earning per share information and all share amounts as presented in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of December 31, 2005, one customer accounted for 15.1% of the Company’s total accounts receivable. As of December 31, 2004, no customer accounted for over 10% of the Company’s total accounts receivable.

For the years ended December 31, 2005, 2004 and 2003, there was no individual customer that accounted for more than 10% of the Company’s total revenue.

The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the Company will continue to experience the same level of credit losses that it has in the past. A number of the Company’s customers have filed for bankruptcy or are otherwise in financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of the Company’s accounts receivable and its future operating results, including a reduction in future revenues and additional expenses from increases in the allowance for doubtful accounts.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, the Company had an allowance for doubtful accounts of $0.5 million and $0.7 million, respectively. During the year ended December 31, 2004, the Company recorded bad debt expense of $0.1 million. During the years ended December 31, 2005 and 2003, FiberNet did not recorded any additional bad debt expense. During the years ended December 31, 2005, 2004 and 2003, FiberNet wrote off $0.2 million, $0.1 million, and $0.3 million of this allowance, respectively.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2005	2004	2003
Net loss, as reported	$(13,935)	$(18,394)	$(27,775)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(146)	(537)	(2,306)

Pro forma net loss	$(14,081)	$(18,931)	$(30,081)
Net loss per share:
As reported: Basic and diluted	$(2.69)	$(3.67)	$(7.47)
Pro forma: Basic and diluted	$(2.72)	$(3.77)	$(8.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in December 31, 2005, 2004 and 2003: risk-free interest rates of 4.35%, 4.29% and 4.18% respectively, expected dividend yields of 0%, expected life of six years to expiration and expected volatility of 308%, 295% and 357%, respectively.

During 2005, 2004 and 2003, 9,348 shares, 8,940 shares and 26,500 shares of restricted stock were returned to the Company, respectively, as the result of employee terminations prior to vesting. All shares of restricted stock vest on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on grant date, subject to the terms and conditions of the Equity Incentive Plan. In accordance with FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), the deferred compensation is being amortized ratably over the vesting period.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2005 and 2004, the Company granted 2,500 shares and 14,676 shares of restricted stock to employees with a weighted average price of $2.50 and $16.63 per share, respectively. For the year ended December 31, 2004, the Company granted 1,364 stock options with a weighted average exercise price of $14.20 per share. The Company did not grant any shares of restricted stock for the year ended December 31, 2003. The Company did not issue any options for the year ended December 31, 2005.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. As of December 31, 2005 and 2004, the Company did not have any derivative instruments.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation. The Company reclassified the long-term portion of its deferred rent liability in the amount of $0.5 million, which had previously been recorded within current liabilities in 2004 to long-term liabilities to conform with current year presentation. Management determined that such reclassification was not material to the consolidated financial statements.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the year ended December 31,
(dollars in thousands)	2005	2004	2003
On-net transport revenue	$20,102	$19,441	$17,540
Off-net transport revenue	5,329	3,660	531
Colocation revenue	7,494	6,369	5,994
Access revenue	899	2,382	2,539
Revenue from arbitration award	—	2,727	—

Total Revenue	$33,824	$34,579	$26,604

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R)and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on its implementation and adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005. Any impact of this statement will be evaluated upon the issuance of new accounting pronouncements, if needed.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the year ended December 31, 2005 and has been adopted by the Company in the fourth quarter of 2005. The Company evaluated the impact of FIN 47 on its business and determined that the impact was immaterial.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2005	December 31, 2004
Computer software	$350	$229
Computer equipment	534	418
Leasehold improvements	30	30
Office equipment and furniture	146	146
Network equipment and infrastructure	105,596	106,675

Total	106,656	107,498
Accumulated depreciation	(40,521)	(33,375)

Property, plant and equipment, net	$66,135	$74,123

Depreciation expense on property, plant and equipment was $8.7 million, $8.9 million and $8.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

4. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company reviews the carrying value of its assets for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

During 2003, the Company determined that its forecasts for revenues for certain of its facilities would not be achieved due to significant adverse changes in the business climate. The Company further determined that the dramatic change in the operating environment for the telecommunications industry resulted in a significantly less demand and in reduced pricing for its services due to the highly competitive marketplace. The Company believes that the decrease in demand was a result of the significant number of business failures of telecommunications companies that were existing or potential customers, the failure of certain bandwidth-intensive networking applications to develop, and the overall economic recession. The Company also determined that a rebound in demand for its services would not occur in the near term. As a result, the Company revised its business plan and conducted extensive reviews of its assets and operations. The revisions to the business plan primarily included reductions in forecasts of revenues and capital expenditures. The projected amounts of certain cost of services and overhead expenses were reduced as well to reflect the decrease in its expected business activity. As a result, the Company recorded an asset impairment of approximately $1.5 million, based on the amount by which the carrying amount of these assets exceeded their fair value.

During 2004, the Company settled a dispute with a dark fiber provider that had filed for bankruptcy, which resulted in the impairment of previously purchased dark fiber miles. The Company agreed to concede its claim to 364 unutilized dark fiber miles, or 36.4% of the total dark fiber acquired from this provider in December 1999 for $34.8 million. The Company also agreed to pay $0.8 million to settle a trade payable dispute with this provider, for which the Company had accrued $1.1 million as a liability. As a result, the Company recorded an impairment of $9.5 million due to the write-off of $12.7 million of dark fiber included in network infrastructure, $2.8 million of related accumulated depreciation and a $0.4 million reduction in accrued liabilities from this settlement for charges for network infrastructure that were previously capitalized and impaired.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition during 2004, the Company did not renew two of its off-net property leases. As a result, the Company abandoned the assets associated with these two properties and recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation.

During 2005, the Company recorded an impairment of $2.8 million to reflect its revised business plan and forecast of revenues due to the early termination of a significant access agreement as well as other renegotiated building access service orders with other customers, which significantly reduced the Company’s future revenues from access services.

The Company has recovered approximately $0.1 million and $0.2 million from the sale of assets previously written off as impaired during the years ended December 31, 2004 and 2003, respectively. The proceeds were recorded as a recovery of the impairment previously recorded. The Company did not have any recoveries during the year ended December 31, 2005.

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

During 2004, the Company’s settlement agreement with a dark fiber provider required the Company to record an impairment to property, plant and equipment, as noted in Note 4. Per SFAS No. 144, “Impairment and Disposal of Long Lived Assets”, this asset impairment required the Company to perform a test for impairment of goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The Company performed the test for recoverability of goodwill, and determined that the goodwill from the acquisition of Gateway Colocation discussed in Note 14 was impaired and recorded a $2.3 million impairment.

6. CREDIT FACILITY

The Company maintains a senior secured credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch, Wachovia Investors, Inc., and IBM Credit LLC (the “Lenders”). As of December 31, 2005, the Credit Facility was due on February 9, 2007, and is secured by the Company’s assets, and contains certain restrictive covenants customary for a financing of this type. See discussion of extension below. The Credit Facility currently prohibits the payment of cash dividends on our common stock. The total commitment under the Credit Facility was $19.8 million as of December 31, 2005.

As of December 31, 2005 and 2004, the outstanding balances under the Credit Facility were $14.2 million and $15.1 million, respectively. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an original issue discount of $0.9 million and $1.6 million at December 31, 2005 and 2004, respectively. These discounts represent the fair value of the warrants issued to the lenders in connection with the origination of the Credit Facility. In addition, as of December 31, 2005, the Company had $4.8 million of outstanding letters of credit and $0.8 million of availability to issue letters of credit under its Credit Facility, again subject to compliance with the terms of the credit agreement.

As of December 31, 2005, the interest rate on its outstanding borrowings under the facility was at 8.5%. There were no events of default under its credit agreement. As of such date, the lenders under the Company’s credit facility owned approximately 23% of the outstanding shares of the Company’s common stock. See Note 8 for the aggregate annual principle payment for the next 5 years and thereafter under the Company’s Credit Facility as of December 31, 2005.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 22, 2006, the Company entered into the twentieth amendment to the Credit Facility, which among other things extended the maturity of the outstanding notes payable to March 7, 2008. Accordingly, all amounts due under the Credit Facility are presented as long term. See Note 17.

7. EQUITY TRANSACTIONS

During January 2003, the Company evaluated its recapitalization transactions, which exchanged outstanding notes payable for common stock under the guidance of FTB No. 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock”. During January 2003, the Company recorded a charge of $9.7 million related to the early extinguishment of debt for the difference between the net carrying amount of debt that was extinguished and the reacquisition price represented by the total fair market value of the common stock issued and the fair market value of the warrants that were repriced and exercised. The fair value given in exchange for $13.4 million in long term debt was 0.5 million shares of common stock with a fair market value of $36.00 per share on the date of issuance, the issuance of 0.2 million warrants with an exercise price of $36.00 per share with terms between one and five years, which $2.3 million of proceeds were allocated to them. In addition, the Company repriced 0.3 million existing warrants from $36.00 to $0.30 valued at $2.0 million using the Black-Scholes option pricing model on the date of issuance. Also included in this loss is $1.0 million in fees associated with the consummation of the recapitalization. As this portion of principal extinguished represented approximately 38.1% of the outstanding balance, the Company wrote-off the same percentage of deferred financing charges and original issue discount of $0.9 million and $1.8 million, respectively, which is also included in its calculation of loss on early extinguishment of debt. The Company also recorded certain non-recurring expenses incurred in connection with the recapitalization transactions. These expenses included compensation to financial advisors in the form of a cash fee of approximately $0.8 million and the issuance of 30,000 warrants with an exercise price of $0.30 and with a term of five years valued at $1.2 million using the Black-Scholes option pricing model on the date of issuance.

On January 30, 2004, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 0.6 million shares of common stock at a price of $12.50 per share, for gross proceeds to the Company of $8.0 million. Pursuant to the terms of the Stock Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.2 million shares of common stock at an exercise price of $17.50 per share. Additionally, the Company issued 25,600 shares of its common stock to the placement agent, and paid $0.5 million in professional fees.

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

In connection with the consummation of both the acquisition of Gateway Colocation (see Note 15) and equity financing described above, the Company executed an eleventh amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions. The eleventh amendment, which was effective as of December 31, 2003, also revised the automatic reductions of the commitments underlying the Credit Facility that were required on a quarterly basis beginning on March 31, 2004. Expressed as a percentage of the aggregate, outstanding commitments, the automatic reductions were revised to a total of 8% in 2004, 40% in 2005, 48% in 2006 and 4% at maturity on March 31, 2007. As of March 16, 2004,

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company had satisfied the entire 8% of the mandatory reduction of commitments for 2004. In addition, the eleventh amendment also incorporated adjustments to the financial covenants of the Credit Facility. As a condition to the lenders entering into the eleventh amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase approximately 37,923 shares of common stock from $36.00 per share to $0.01 per share which were immediately exercised by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Sholes option pricing model and determined that there was no difference in value. Therefore the repricing of warrants had no impact on the Company’s consolidated financial statements.

On March 22, 2005, the Company executed with its lenders a fourteenth amendment to the Credit Facility, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and financial covenant levels were changed. This amendment required the Company to raise a minimum of $6.5 million of additional equity capital by June 30, 2005. As a condition to the lenders entering into the fourteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.10 per share, which were subsequently exercised in April 2005 by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on its consolidated financial statements.

On June 21, 2005, the Company entered into the fifteenth amendment, which extended the date by which it must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to a purchase agreement in form and substance satisfactory to the lenders, from June 23, 2005 to July 15, 2005. On July 11, 2005, the Company entered into the sixteenth amendment extended the date from July 15, 2005 to July 22, 2005. On July 22, 2005, the Company entered into the seventeenth amendment, which further extended the date July 22, 2005 to August 23, 2005. In connection with the execution of the seventeenth amendment on July 22, 2005, the Company paid an amendment fee to the lenders in an amount equal to fifty basis points of the total commitments of the lenders under the credit facility, approximately $0.1 million. On August 5, 2005, the Company paid an extension fee to the lenders in an amount equal to one hundred basis points of the commitments to the lenders, approximately $0.3 million.

On August 22, 2005, the Company entered into the eighteenth amendment with its lenders, which waived the requirement that the Company issue securities in an amount sufficient to result in net proceeds of at least $6.5 million. The lenders also agreed to extend the amortization schedule under the Credit Facility such that the Company had until August 2006 to prepay $3.0 million, with the balance due in February 2007 and no other principal payments required until such time. As a condition to the lenders entering into the eighteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.001 per share, which were subsequently exercised in September 2005 by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on the Company’s consolidated financial statements. Additionally, the amendment changes the interest rate on the loans to a fixed rate of 8.5%, which will increase by 25 basis points on a quarterly basis beginning January 1, 2006 until the date of maturity. The Company also agreed to permit a representative of the lenders to attend and observe its Board of Directors meetings. The amendment required that the Company deliver to the lenders a strategic plan on or before November 20, 2005 and a business plan on or before March 31, 2006. In addition, the Amendment provides that Jon A. DeLuca, its President and Chief Executive Officer, is deemed a “key employee” under the Credit Facility, such that his failure to serve in those offices would be considered an

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

event of default. In conjunction with the execution of the eighteenth amendment the lenders released the Company’s restricted cash of $1.9 million, which was then used to reduce the outstanding principle on the credit facility. Also in conjunction with the eighteenth amendment, the Company expensed approximately $0.2 million in professional fees under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, since the amendment was not deemed an extinguishment.

8. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2005, 2004 and 2003 was approximately $11.8 million, $10.7 million, and $7.9 million, respectively.

Estimated future minimum notes payable and operating lease payments are as follows (dollars in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2006	2007	2008	2009	2010	Thereafter
Mandatory Repayments and Reductions of Indebtedness(1)	$14,186	$—	$600	$13,586	$—	$—	$—
Operating Leases(2)	72,447	9,353	7,531	7,490	7,490	7,031	33,552

Total Contractual Obligations	$86,633	$9,353	$8,131	$21,076	$7,490	$7,031	$33,552

(1)	Amounts are based on the amortization schedule as included in the twentieth amendment dated March 22, 2006.
(2)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

The Company had $4.8 million in outstanding letters of credit as of December 31, 2005 and December 31, 2004.

The Company and its subsidiaries, in the normal course of business, may become party to any number of judicial, regulatory and administrative proceedings. The Company’s management does not believe that any material liability will be imposed as a result of any of these matters.

9. STOCK OPTIONS

In a definitive Information Statement filed on April 17, 2003, a majority of the Company’s stockholders approved the amendment and restatement of the Company’s existing Equity Incentive Plan (the “Plan”) to, among other things (i) increase the number of shares available for awards under the Plan to 550,000, (ii) eliminate a provision that limited awards of restricted stock to 10% of the shares available for issuance under the Plan, and (iii) increase to 333,333 the maximum number of shares of common stock subject to awards that may be granted to an individual in any given fiscal year. The Information Statement became effective on May 7, 2003. During the year ended December 31, 2004, the Company granted approximately 1,364 options under the Equity Incentive Plan, at an average exercise price of approximately $14.20 per share, with the stock options vesting in three equal annual installments on the anniversary of the grant date. There were no options granted during the year ended December 31, 2005.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions during the years ended December 31, 2005, 2004 and 2003 involving stock options are summarized as follows:

	2005		2004		2003
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Options outstanding at the beginning of the period	72,287	$325.00	72,171	$334.80	44,910	$813.00
Granted	—	—	1,364	14.20	40,850	11.30
Exercised	—	—	—	—	—	—
Terminated	(1,179)	487.22	(1,248)	370.20	(13,589)	922.20

Options outstanding at the end of the period	71,108	322.26	72,287	325.00	72,171	334.80

Options exercisable at the end of the period	58,368	390.12	46,047	503.60	29,994	776.80
Weighted average fair value of options granted		$—		$14.20		$11.30

The following table summarizes information about stock options outstanding as of December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2005	Weighted- Average Remaining Life	Weighted- Average Exercise Price
$0.00-$16.50	37,895	7.8	$11.39	25,155	7.8	$11.35
$16.51-$100.00	15,531	6.0	$96.00	15,531	6.0	$96.00
$100.01-$1,000.00	8,823	4.2	$488.36	8,823	4.2	$488.36
$1,000.01-$6,050.90	8,859	4.4	$1,883.09	8,859	4.4	$1,883.09

Total	71,108	7.1	$322.26	58,368	7.1	$390.12

During 2005 and 2004, the Company issued 2,500 and 14,676 shares, respectively, of restricted stock to employees and directors under its Equity Incentive Plan. All shares of restricted stock vest on the tenth anniversary of the grant date, subject to the terms and conditions of the Equity Incentive Plan. The Company records deferred compensation for issuance of restricted stock, which is amortized ratably over the vesting period. As such, the Company recorded compensation expense to employees of approximately $0.5 million for each of the years ended December 31, 2005 and 2004. During 2005 and 2004, 9,348 and 8,940 shares of restricted stock, respectively, were returned to the Company as the result of employee terminations prior to vesting.

10. STOCK RESERVED FOR FUTURE ISSUANCE

In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance of additional shares of common stock relating to outstanding warrants. As of December 31, 2005, the Company had outstanding warrants exercisable into approximately 1.4 million shares of common stock at exercise prices ranging from $0.10 to $165.00 per share.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. RELATED PARTY TRANSACTIONS

As a result of the ninth amendment to the Credit Facility on January 10, 2003, the Company’s Lenders became related parties. Deutsche Bank Trust Company North America, as subsidiary of Deutsche Bank AG, is the Company’s primary bank, where it maintains its cash accounts. An affiliate of Wachovia Investors, Inc. provides stock transfer agent services and stock option plan administration services to the Company. The Company pays customary fees for these services.

Pursuant to the terms of a consulting agreement dated June 12, 2003, the Company paid a total of $0.2 million and $0.1 million in consulting fees to Richard Sayers during each year ended December 31, 2005 and 2004, respectively. The consulting agreement was terminated on October 31, 2005. Mr. Sayers has been a member of the Company’s board of directors since 1999.

Pursuant to the terms of a consulting agreement dated January 30, 2004, the Company paid a total of $0.1 million in consulting fees to Adam M Brodsky during the year ended December 31, 2004. The consulting agreement was terminated on January 30, 2005. Mr. Brodsky was a principal in Gateway Colocation.

On February 1, 2005, the Company entered into a consulting agreement with Michael Liss, the Chairman of the Board of Directors and former President and Chief Executive Officer. Pursuant to the terms of this agreement, Mr. Liss provided general financial advisory services, including assisting the Company in analyzing and evaluating potential strategic transactions and public or private placements of debt or equity securities. For the year ended December 31, 2005, Mr. Liss received $0.2 million as compensation for his services, including reimbursement for the payment of health, life and disability insurance premiums and for travel expenses incurred in connection with the performance of his agreement, as well as customary indemnification. The consulting agreement was terminated on October 31, 2005.

The Company capitalized in property, plant and equipment amounts paid for services related to building the Company’s network from Nortel, a shareholder, of approximately $0.3 million, $0.7 million and $0.8 million during 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company had approximately $0.1 in accounts payables to Nortel.

12. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS 109, “Accounting For Income Taxes.” During 2005, 2004 and 2003 the Company did not record a current or deferred federal income tax provision because the Company had losses for federal income tax purposes, and it does not expect to realize the benefits of the net operating tax losses generated in those years.

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2005, 2004 and 2003 follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Computed tax at federal statutory rate	$(4,738)	$(6,254)	$(9,444)
State and local tax, net of federal income tax benefit	(2,240)	(607)	(917)
Other	(1,482)	(592)	1,205
Change in valuation allowance	8,460	7,453	9,156

	$—	$—	$—

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the two years ended December 31, 2005 and 2004, consist of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004
Deferred tax assets/(liabilities):
Deferred expenses	$92	$23
Deferred rent	388	189
Capital loss	59	56
Deferred revenue	1,500	1,216
Restructuring charges	677	637
Stock options	4,904	4,425
Depreciation and impairment of property, plant and equipment	(5,865)	(5,210)
Goodwill	6,992	6,756
Net operating loss	79,114	71,232
Bad debts	201	279
Valuation allowance	(88,062)	(79,603)

Net deferred tax asset/(liability)	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

During the tax years ended December 31, 2005 and 2004, a valuation allowance for the full amount of the net deferred tax asset was recorded. The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Based upon the level of historical taxable income and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $209 million substantially all of which are subject to a deminumus annual limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. These tax loss carryforwards begin expiring in 2012.

Section 382 imposes limitations on the availability of a Company’s net operating losses after a more than 50 percentage point ownership change occurs, generally, with respect to a company’s stock. The Company believes that the most recent ownership change occurred during the year ended December 31, 2002. The amount of the Company’s net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change.

13. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$7,949	$8,368	$8,634	$8,873
Net loss from operations	(2,840)	(5,351)	(1,883)	(1,520)
Net loss	(3,340)	(5,877)	(2,512)	(2,206)
Net loss per share—basic and diluted	$(0.66)	$(1.14)	$(0.49)	$(0.42)
Weighted average shares outstanding—basic and diluted	5,098	5,140	5,179	5,277

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2004(a)	June 30, 2004(b)	September 30, 2004	December 31, 2004
Revenues	$10,290	$7,940	$8,149	$8,200
Net income/(loss from operations)	1,170	(13,775)	(1,849)	(2,037)
Net income (loss)	652	(14,261)	(2,293)	(2,492)
Net income (loss) per share—basic	$0.14	$(2.79)	$(0.45)	$(0.49)
Weighted average shares outstanding—basic	4,762	5,106	5,102	5,100
Net income (loss) per share—diluted	$0.14	$(2.79)	$(0.45)	$(0.49)
Weighted average shares outstanding—diluted	4,764	5,106	5,102	5,100

(a)	The Company prevailed in an arbitration proceeding regarding a breach of contract. The Company recorded revenues of approximately $2.7 million, and approximately $0.3 million for the reimbursement of legal fees. See Note 14.
(b)	The Company recorded an impairment of $9.5 million due to a settlement with a dark fiber provider. See Note 4.

14. LEGAL SETTLEMENT EXPENSE

In February 2004, the Company settled a threatened litigation matter by issuing 20,000 shares of common stock, and a one-time cash payment of $0.3 million. As a result of the settlement of this outstanding litigation matter, FiberNet recorded a $0.5 million expense in selling, general and administration for the year ending December 31, 2003. A portion of this settlement was covered by insurance, and the Company received approximately $0.2 million related to the insurance coverage for this claim.

On March 10, 2004, the Company was notified that it has prevailed in an arbitration proceeding regarding a breach of contract. The Company was awarded approximately $2.7 million. Of the total award payment, $2.4 million related to payment for services previously provided and earned, and the Company recognized this amount as revenues in 2004. The remaining $0.3 million was for the reimbursement of expenses incurred in connection with the proceeding. The Company recorded this reimbursement as a reversal of previously accrued expenses included in selling, general and administrative expenses in 2003. Also in connection with this arbitration award, the Company recognized an additional $0.3 million in revenues that were previously deferred. The Company did not recognize revenues related to this arbitration proceeding or the disputed contract in prior periods as the collectability of amounts due under the contract was in doubt.

15. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. Gateway Colocation operated a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street in Newark, New Jersey. The transaction was structured as an acquisition of assets, and the purchase price paid at closing consisted of 0.3 million shares of the Company’s common stock with a fair value of $4.8 million on the closing date and approximately $0.4 million (including acquisition costs of approximately $0.3 million) in cash. The purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility. More specifically, the “earn-out” payment will be based on the gross revenues, on an annualized basis, for a particular month designated by Gateway Colocation during the twenty-four month period immediately subsequent to closing. The “earn-out” payment, if payable, will be paid in shares of the Company’s common stock. However, the issuance of such additional shares, in the aggregate with the shares of common stock issued at closing, will not exceed 19.9% of the issued and outstanding shares of common stock of the Company as of the closing date without first receiving stockholder approval. FiberNet has agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares issued at closing, and has also agreed to file a registration statement with respect to the resale of shares issued, if any, pursuant to the terms of the “earn-out” provision.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. TERMINATION OF CONSOLIDATED EDISON COMMUNICATIONS STOCK PURCHASE AGREEMENT

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

In connection with the execution of both the Con Ed Agreement and the Investor Purchase Agreement, the Company entered into certain transactions with its lenders under the Company’s credit facility. The Company executed with the lenders a thirteenth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transactions, however, as a result of the termination described below, the thirteenth amendment was also terminated by its terms.

On May 4, 2005, the Company entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which the Company entered into to finance the acquisition of CEC, terminated pursuant to its terms. The Termination Agreement contains mutual releases of liability. The Company did not incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination of the Con Ed Agreement and the Investor Purchase Agreement, at December 31, 2005, the Company included a total of $1.1 million of transaction costs in selling, general and administrative expenses.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUBSEQUENT EVENTS

On March 22, 2006, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds to the Company of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, the Company paid its placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of the Company’s board of directors, is currently associated with the placement agent but will not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. The Company also paid $0.1 million in professional fees.

In connection with the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, dated as of March 22, 2006, which requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors, (ii) the shares of common stock underlying the warrants issued to the investors and (iii) the shares of common stock underlying the warrants issued to the placement agent.

On March 22, 2006, the Company and the lenders executed a twentieth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extends the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also fixed the applicable interest rate at 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due on maturity. The amendment also requires the Company (i) on or before May 15, 2006, to engage a financial advisor to assist the Company in preparing a comprehensive strategic business plan and (ii) on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the Company’s board of directors and incorporated adjustments to the financial covenants of the Credit Facility. As a result of the Company’s intent to refinance its notes payable as of December 31, 2005 and execution of the twentieth amendment on March 22, 2006, the Company classified its notes payable as long-term in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”.

As a condition to the lenders entering into the twentieth amendment, the Company entered into a Warrant Agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which the Company agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. In connection with the Warrant Agreement, the Company entered into a Registration Rights Agreement with the lenders, dated as of March 22, 2006, which requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders.

In addition to the above transactions, on March 22, 2006, the Company entered into an amendment to the purchase agreement dated January 30, 2004, of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation (the “Gateway Amendment”). The purchase agreement included an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility, which expired on January 30, 2006. The terms of the Gateway Amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive from January 30, 2006.

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

Changes in Internal Controls. There were no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of its annual report) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2005 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2005 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2005 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2005 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2005 fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Supplemental Schedules” at Item 8 of this Annual Report on Form 10-K.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Reorganization, dated as of June 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

3.12	Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003 (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

3.13	Certificate of Amendment to Certificate of Incorporation, dated May 24, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2005).

Exhibit No.	Exhibit Name
4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.2	Form of Warrant to purchase our Common Stock at a purchase price of $0.67 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.3	Form of Warrant to purchase our Common Stock at a purchase price of $1.50 per share, issued in connection with a private placement on May 7, 1999 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.4	Amended and Restated Stockholders Agreement, dated as of January 31, 2001, between us, Signal Equity Partners, L.P. (formerly known as Signal Capital Partners, L.P.), as the Majority in Interest of the Purchasers, and Nortel Networks Inc., amending and restating the Stockholders Agreement dated as of May 7, 1999, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 2, 2001).

4.5	Registration Rights Agreement, dated as of May 7, 1999 by and among us and the stockholders listed therein (incorporated by reference to Exhibit I of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

4.6	Registration Rights Agreement, dated as of June 30, 2000, between us and Nortel Networks Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 11, 2000).

4.7	Third Limited Waiver and Agreement, dated February 9, 2001, between us, Deutsche Banc Alex. Brown Inc., Deutsche Bank Securities Inc. and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 15, 2001).

4.8	Warrant Agreement, dated February 9, 2001, between us and First Chicago Investment Corporation (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 15, 2001).

4.9	First Limited Waiver and Agreement, dated as of February 9, 2001, between us and First Union Investors, Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 15, 2001).

4.10	Form of Warrant Agreement to purchase our Common Stock at a purchase price of $6.56 per share, issued in connection with a public offering on February 1, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 5, 2001).

4.11	Form of Series A Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 7, 2001).

4.12	Form of Series B Warrant to purchase our Common Stock at a purchase price of $.30 per share, issued in connection with a public offering on December 7, 2001 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 7, 2001).

4.13	Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.14	Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

Exhibit No.	Exhibit Name
4.15	Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.16	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed on November 1, 2002).

4.17	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed on November 1, 2002).

4.18	First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.19	First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.20	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 12, 2002).

4.21	Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

4.22	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Investor Purchase Agreement, dated as of January 10, 2003 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 13, 2003).

4.23	2003 Equity Incentive Plan (incorporated by reference to Exhibit 1 to our Definitive Information Statement on Schedule 14C, filed on April 17, 2003).

4.24	Registration Rights Agreement, dated as of January 30, 2004, by and among us, Local Fiber, L.L.C. and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 6, 2004).

4.25	Registration Rights Agreement, dated as of January 30, 2004, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 6, 2004).

4.26	Form of Warrant to purchase our Common Stock at a purchase price of $1.75 per share, issued in connection with the Common Stock Purchase Agreement, dated as of January 30, 2004 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 6, 2004).

4.27	Warrant Agreement by and between Westport Communications LLC and us, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.27 to our Annual Report on 10-K, filed on March 30, 2005).

4.28	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.28 to our Annual Report on 10-K, filed on March 30, 2005).

Exhibit No.	Exhibit Name
4.29	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.29 to our Annual Report on 10-K, filed on March 30, 2005).

4.30	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.30 to our Annual Report on 10-K, filed on March 30, 2005).

4.31	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks.**

4.32	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Investors.**

4.33	Warrant Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks.**

4.34	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Common Stock Purchase Agreement, dated March 22, 2006.**

4.35	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Twentieth Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006.**

10.1	Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

10.2	Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15, 1998).

10.3	Securities Purchase Agreement, dated as of May 7, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit A of Schedule 13D, filed on May 17, 1999 with respect to our Common Stock).

10.4	Securities Purchase Agreement, dated as of September 28, 1999 by and among us and the purchasers listed therein (incorporated by reference to Exhibit N of Schedule 13D/A, filed on October 14, 1999 with respect to our common stock).

10.5	First Amendment, dated as of September 28, 1999 to the Security Agreement dated as of May 7, 1999 from us and our subsidiaries to the Collateral Agent listed therein (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on October 5, 1999).

10.6	First Amendment, dated as of September 28, 1999 to the Guaranty Agreement dated as of May 7, 1999 made by us, FiberNet Equal Access, L.L.C. and Local Fiber, LLC (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on October 5, 1999).

10.7	First Amendment, dated as of September 28, 1999 to the Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on October 5, 1999).

10.8	First Amendment, dated as of September 28, 1999 to the Parent Pledge Agreement dated as of May 7, 1999 between us and the Collateral Agent listed therein (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on October 5, 1999).

10.9	Conversion and Exchange Agreement, dated as of November 30, 1999 (incorporated by reference to Exhibit S of Schedule 13D, filed on December 2, 1999 with respect to our common stock).

Exhibit No.	Exhibit Name
*10.10	Private Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network Services, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.11	Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.12	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.13	Employment Agreement, dated as of January 18, 2000 between us and Lance L. Mickel (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.14	Note in favor of Deutsche Bank AG New York Branch, dated as of April 11, 2000 (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.15	Note in favor of Nortel Networks Inc., dated as of April 11, 2000 (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.16	Note in favor of Toronto Dominion (Texas), dated as of April 11, 2000 (incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-QSB, filed on May 15, 2000).

10.17	Note in favor of First Union National Bank, dated as of July 31, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.18	Securities Purchase Agreement, dated as of June 30, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2000).

10.19	Securities Purchase Agreement, dated as of July 28, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 4, 2000).

10.20	Securities Purchase Agreement, dated as of August 11, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 15, 2000).

10.21	Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

10.22	Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.23	Common Stock and Warrant Purchase Agreement, dated as of February 1, 2001 by and among us and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2001).

10.24	Amended and Restated Credit Agreement, dated February 9, 2001 among FiberNet Operations, Inc., Devnet L.L.C., Deutsche Bank AG New York Branch, First Union Investors, Inc., Toronto Dominion (USA) Securities Inc. and Deutsche Banc Alex. Brown (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 15, 2001).

Exhibit No.	Exhibit Name
10.25	Amended and Restated FiberNet Security Agreement, dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 15, 2001).

10.26	Amended and Restated Devnet Security Agreement, dated as of February 9, 2001 between Devnet L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 15, 2001).

10.27	Amended and Restated Parent Security Agreement, dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 15, 2001).

10.28	Amended and Restated Subsidiary Security Agreement (FiberNet Telecom), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 15, 2001).

10.29	Amended and Restated Subsidiary Security Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Equal Access, L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 15, 2001).

10.30	Amended and Restated Subsidiary Security Agreement (Local Fiber), dated as of February 9, 2001 between Local Fiber L.L.C. and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on February 15, 2001).

10.31	Amended and Restated Parent Pledge Agreement (Devnet), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to 96.386% of the membership interests of Devnet L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 15, 2001).

10.32	Amended and Restated Parent Pledge Agreement (FiberNet Operations), dated as of February 9, 2001 between us and Deutsche Bank AG New York Branch with respect to all of the capital stock of FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on February 15, 2001).

10.33	Amended and Restated Parent Pledge Agreement (FiberNet Telecom/Devnet), dated as of February 9, 2001 between FiberNet Operations, Inc. and Deutsche Bank AG New York Branch with respect to 3.614% of the membership interests of Devnet L.L.C. and all of the capital stock of FiberNet Telecom, Inc. (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on February 15, 2001).

10.34	Amended and Restated FiberNet Telecom Pledge Agreement (Equal Access), dated as of February 9, 2001 between FiberNet Telecom, Inc. and the Administrative Agent with respect to all of the membership interests of FiberNet Equal Access, L.L.C. (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on February 15, 2001).

10.35	Amended and Restated FiberNet Telecom Pledge Agreement (Local Fiber), dated as of February 9, 2001 between FiberNet Telecom, Inc. and Deutsche Bank AG New York Branch with respect to all of the membership interests of Local Fiber L.L.C. (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on February 15, 2001).

10.36	Amended and Restated Parent Guaranty Agreement, dated as of February 9, 2001 executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed on February 15, 2001).

Exhibit No.	Exhibit Name
10.37	Amended and Restated Subsidiary Guaranty Agreement (FiberNet Telecom), dated as of February 9, 2001 executed and delivered by FiberNet Telecom, Inc. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K, filed on February 15, 2001).

10.38	Amended and Restated Subsidiary Guaranty Agreement (Equal Access), dated as of February 9, 2001 executed and delivered by FiberNet Equal Access, L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed on February 15, 2001).

10.39	Amended and Restated Subsidiary Guaranty Agreement (Local Fiber), dated as of February 9, 2001 executed and delivered by Local Fiber L.L.C. to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed on February 15, 2001).

10.40	Stock Purchase Agreement, dated as of December 7, 2001, by and among us and the Purchasers listed therein (incorporated by reference to our Current Report on Form 8-K, filed on December 7, 2001).

10.41	Third Amendment, dated as of December 10, 2001, among FiberNet Operations, Inc. Devnet L.L.C. and the lenders identified therein, to the Amended and Restated Credit Agreement, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on March 1, 2002).

10.42	Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 1, 2002).

10.43	Common Stock Purchase Agreement, dated as of October 30, 2002, by and among us and certain investors purchasers therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 1, 2002).

10.44	Seventh Amendment to the Amended and Restated Credit Agreement, dated as of October 30, 2002, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 1, 2002).

10.45	Note Exchange Agreement, dated as of October 30, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on November 1, 2002).

10.46	Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series H Preferred Stock (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on November 1, 2002).

10.47	Share Exchange Agreement, dated as of October 30, 2002, by and among us and the holders of the Company’s Series J-1 Preferred Stock (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on November 1, 2002).

10.48	Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 12, 2002).

10.49	Eighth Amendment to the Amended and Restated Credit Agreement, dated as of November 11, 2002, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 12, 2002).

Exhibit No.	Exhibit Name
10.50	Note Exchange Agreement, dated as of November 11, 2002, by and between us and SDS Merchant Fund L.P. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 12, 2002).

10.51	Ninth Amendment to the Amended and Restated Credit Agreement, dated as of January 10, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 13, 2003).

10.52	Form of Debt Exchange Agreement, dated as of January 10, 2003, by and among us and certain lenders listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 13, 2003).

10.53	Common Stock Purchase Agreement, dated as of January 10, 2003, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

10.54	Security Agreement, dated as of January 10, 2003, by us in favor of Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 13, 2003).

10.55	Securities Account Control Agreement, dated as of January 10, 2003, among us and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on January 13, 2003).

10.56	Agreement of Lease, between Westport Communications, LLC and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

10.57	Amended and Restated Credit Agreement, dated February 9, 2001, among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein, as conformed through the Ninth Amendment of such Credit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 17, 2003).

10.58	Tenth Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2003, by and among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 17, 2003).

10.59	Loan Letter Agreement, dated June 13, 2003, by and among us, North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 17, 2003).

10.60	Amendment of Lease, between Westport Communications, LLC and us, dated as of October 31, 2003 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q, filed on November 12, 2003).

10.61	Asset Purchase Agreement, dated as of December 31, 2003, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 6, 2004).

10.62	Common Stock Purchase Agreement, dated as of January 30, 2004, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 6, 2004).

Exhibit No.	Exhibit Name
10.63	Eleventh Amendment to the Amended and Restated Credit Agreement, dated as of January 30, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 6, 2004).

10.64	Twelfth Amendment to the Amended and Restated Credit Agreement, dated as of March 26, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K, filed on March 30, 2004).

10.65	Amendment of Lease, by and between Hudson Telegraph Associates, L.P. and FiberNet Equal Access LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 10.65 to our Annual Report on 10-K, filed on March 30, 2005).

10.66	Stock Purchase Agreement, dated as of December 10, 2004, by and between us and Consolidated Edison, Inc. (incorporated by reference to Exhibit 10.66 to our Annual Report on 10-K, filed on March 30, 2005).

10.67	Securities Purchase Agreement, dated as of December 10, 2004, by and among us and each of the purchasers set forth on the execution pages thereto (incorporated by reference to Exhibit 10.67 to our Annual Report on 10-K, filed on March 30, 2005).

10.68	Thirteenth Amendment to the Amended and Restated Credit Agreement, dated as of December 10, 2004, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.68 to our Annual Report on 10-K, filed on March 30, 2005).

10.69	First Amendment to Securities Purchase Agreement, dated as of December 15, 2004, by and among us and each of the purchasers set forth on the execution pages thereto (incorporated by reference to Exhibit 10.69 to our Annual Report on 10-K, filed on March 30, 2005).

10.70	Second Amendment to Securities Purchase Agreement, dated as of December 29, 2004, by and among us and each of the purchasers set forth on the execution pages thereto (incorporated by reference to Exhibit 10.70 to our Annual Report on 10-K, filed on March 30, 2005).

10.71	Consulting Agreement, dated as of February 1, 2005, by and between Michael Liss and us (incorporated by reference to Exhibit 10.71 to our Annual Report on 10-K, filed on March 30, 2005).

10.72	Executive Compensation Arrangements (incorporated by reference to Exhibit 10.72 to our Annual Report on 10-K, filed on March 30, 2005).

10.73	Director Compensation Arrangements (incorporated by reference to Exhibit 10.73 to our Annual Report on 10-K, filed on March 30, 2005).

10.74	Amendment, dated as of March 22, 2005, among us, FiberNet Operations, Inc., Devnet L.L.C., and Deutsche Bank AG New York Branch, to (1) the Amended and Restated Credit Agreement among FiberNet Operations, Inc., Devnet L.L.C. and the lenders identified therein and (2) the Amended and Restated Parent Guaranty Agreement executed and delivered by us to Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.74 to our Annual Report on 10-K, filed on March 30, 2005).

10.75	Mutual Termination and Release Agreement with Consolidated Edison, Inc. dated May 4, 2005 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on May 12, 2005).

Exhibit No.	Exhibit Name
10.76	Fifteenth Amendment to the Amended and Restated Credit Agreement, dated as of June 21, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on August 15, 2005).

10.77	Sixteenth Amendment to the Amended and Restated Credit Agreement, dated as of July 11, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q, filed on August 15, 2005).

10.78	Seventeenth Amendment to the Amended and Restated Credit Agreement, dated as of July 22, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.3 to our Quarterly Report on 10-Q, filed on August 15, 2005).

10.79	Eighteenth Amendment to the Amended and Restated Credit Agreement, dated as of August 22, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on November 10, 2005).

10.80	Nineteenth Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein.**

10.81	Twentieth Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among FiberNet Operations, Inc. and Devnet L.L.C. and the lenders identified therein.**

10.82	Amended and Restated Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q, filed on November 10, 2005).

10.83	Common Stock Purchase Agreement, dated as of March 22, 2006, by and among us and each of the purchasers identified therein.**

10.84	First Amendment to the Asset Purchase Agreement, dated as of March 22, 2006, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc.**

14	Corporate Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K, filed on March 30, 2004).

21.1	Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

31.1	Certification of Principal Executive Officer **

31.2	Certification of Principal Financial Officer **

32.1	Section 906 Certification **

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP , INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	Director, President and Chief Executive Officer

Date:	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/S/ CHARLES S. WIESENHART JR. Charles S. Wiesenhart Jr.	Vice President-Finance, Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2006

/S/ MICHAEL S. LISS Michael S. Liss	Chairman	March 30, 2006

/S/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	March 30, 2006

/S/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	March 30, 2006

/S/ OSKAR BRECHER Oskar Brecher	Director	March 30, 2006

/S/ ADAM M. BRODSKY Adam M. Brodsky	Director	March 30, 2006

/S/ ROBERT E. LABLANC Robert E. LaBlanc	Director	March 30, 2006

/S/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	March 30, 2006

/S/ CHARLES J. MAHONEY Charles J. Mahoney	Director	March 30, 2006