Form 10-Q
period 2006-03-31
FIBERNET TELECOM GROUP INC\
filed 2006-05-15
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

As of May 8, 2006, the registrant had 6,305,849 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Interim Financial Statements (unaudited)

See attached.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As a result, our future operations involve a high degree of risk. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. We continue to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services on a month-to-month basis or for a contracted period of one year. All of our revenues are generated in the United States of America.

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

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2006 and 2005 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs including stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relates to the granting of stock options and restricted stock to our employees, we make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 68 employees as of March 31, 2006 compared to 75 as of March 31, 2005. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Revenue Recognition

We recognize revenues when earned as services are provided throughout the life of each sales order with a customer. The majority of our revenues are invoiced on a monthly recurring basis under sales orders that are typically one year in length. Certain of our contracts require us to invoice our customers for the periods ranging from one year to the full term of the contract. We record deferred revenue for the amount of an invoice that has been paid and not recognized as revenue.

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. For the quarter ended March 31, 2006, our reciprocal agreement accounted for $0.1 million, or 1.3%, of revenues and $0.1 million of our cost of services. For the quarter ended March 31, 2005, reciprocal agreements accounted for $0.1 million, or 1.5%, of revenues and $0.1 million of our cost of services.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues for the quarter ended March 31, 2006 were $9.0 million as compared to $7.9 million for the quarter ended March 31, 2005. We increased the number of our customers from 218 at March 31, 2005 to 239 as of March 31, 2006, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended March 31,
(amounts in thousands)	2006	2005	$ Change
On-net transport revenue	$5,222	$4,794	$428
Off-net transport revenue	1,581	1,186	395
Colocation revenue	2,059	1,704	355
Access revenue	165	265	(100)

Total Revenue	$9,027	$7,949	$1,078

We recognized $5.2 million in on-net transport service revenues for the quarter ended March 31, 2006, up from $4.8 million for the quarter ended March 31, 2005. Off-net transport service revenues for the quarter ended March 31, 2006 were $1.6 million, up from $1.2 million for the quarter ended March 31, 2005. Revenues from colocation and other services were $2.1 million for the quarter ended March 31, 2006 compared to $1.7 million for the quarter ended March 31, 2005, and revenues from communications access management services declined to $0.2 million for the quarter ended March 31, 2006 from $0.3 million for the quarter ended March 31, 2005.

The vast majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. Off-net transport revenues increased over the same period last year as we continue to leverage our current customer base. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2006. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the quarters ended March 31, 2006 and 2005, there were no individual customers that accounted for over 10.0% of our revenues. Reciprocal agreements accounted for $0.1 million, or 1.3%, of revenues for the quarter ended March 31, 2006, compared to $0.1 million, or 1.5%, of revenues for the quarter ended March 31, 2005.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $4.4 million for the quarter ended March 31, 2006, compared to $3.8 million for the quarter ended March 31, 2005. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended March 31,
(amounts in thousands)	2006	2005	$ Change
Occupancy expenses	$3,055	$2,834	$221
Off-net connectivity charges	1,261	863	398
Maintenance and repair and other costs	124	126	(2)

Total Cost of Services	$4,440	$3,823	$617

Occupancy expenses represented 68.8% of cost of services or $3.1 million for the quarter ended March 31, 2006, an increase of $0.2 million as compared to 74.1% or $2.8 million for the quarter ended March 31, 2005. This increase was due to increases in colocation and cross-connection charges and an increase in utility usage.

Off-net connectivity charges were 28.4% of cost of services or $1.3 million for the quarter ended March 31, 2006, compared to 22.6% of the cost of services or $0.9 million for the quarter ended March 31, 2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair costs were 2.8% or $0.1 million of cost of services for the quarter ended March 31, 2006, compared to 3.3% or $0.1 million for the quarter ended March 31, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.1 million of our cost of services for each of the quarters ended March 31, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2006 were $3.9 million compared to $4.7 million for the quarter ended March 31, 2005. Personnel costs represented 62.5%, or $2.5 million, of selling, general and administrative expenses for the quarter ended March 31, 2006 compared to 53.9%, or $2.5 million, for the quarter ended March 31, 2005. Professional fees were $0.3 million for the quarter ended March 31, 2006, compared to $0.4 million for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our credit agreement which was determined to represent a modification of terms under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the quarter ended March 31, 2005, we expensed $0.6 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc. We anticipate selling, general and administrative expenses to increase modestly throughout 2006 with the general growth of our business.

Stock related expenses, included in selling, general and administrative expenses, for each of the quarters ended March 31, 2006 and 2005 were $0.2 million and $0.1 million, respectively. This non-cash expense relates to the amortization of restricted stock granted to our employees. The restricted shares that have been granted become unrestricted on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)), applying the modified prospective method. An incremental stock compensation expense increase of approximately $58,000 was recognized during the first quarter of 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Depreciation and Amortization. Depreciation and amortization expenses for each of the quarters ended March 31, 2006 and 2005 were $2.2 million.

Interest Income. Interest income for the quarter ended March 31, 2006 was approximately $14,000, compared to approximately $18,000 for the quarter ended March 31, 2005. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended March 31, 2006 and 2005 was $0.7 million and $0.5 million, respectively. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, and this interest rate change is included in the twentieth amendment to the credit agreement underlying our credit facility.

Net Loss. We reported a net loss of $2.3 million for the quarter ended March 31, 2006 compared to a net loss of $3.3 million for the quarter ended March 31, 2005. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, direct equity investments from our stockholders, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and a net loss for the three months ended March 31, 2006 of $1.6 million and $2.3 million, respectively, compared to a loss from operations and a net loss of $2.8 million and $3.3 million, respectively, for the three months ended March 31, 2005. During the three months ended March 31, 2006, cash provided by operating activities was approximately $0.3 million, and cash purchases of property, plant and equipment were $0.6 million, compared to cash used in operating activity and cash purchases of property, plant and equipment of $1.0 million and $0.7 million, respectively, for the three months ended March 31, 2005.

For the three months ended March 31, 2006, we received $2.1 million in net cash for financing related activities. For the three months ended March 31, 2005, we received $0.8 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long term operations.

On March 22, 2006, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, we also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, we paid our placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of our Board of Directors, is currently associated with the placement agent but will not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. We also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement.

In connection with the Stock Purchase Agreement, we entered into a registration rights agreement with the investors, dated as of March 22, 2006, which requires us to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors, (ii) the shares of common stock underlying the warrants issued to the investors and (iii) the shares of common stock underlying the warrants issued to the placement agent. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

On March 22, 2006, we executed a twentieth amendment to the credit agreement with our lenders, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extends the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also set the applicable interest rate to 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due at maturity. The amendment also requires us (i) on or before May 15, 2006, to engage a financial advisor to assist us in preparing a comprehensive strategic business plan and (ii) on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the board of directors and incorporated adjustments to the financial covenants of our credit facility. On April 24, 2006, we engaged a financial advisor to assist us in preparing a comprehensive strategic business plan.

As a condition to the lenders entering into the twentieth amendment, we entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which we agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. We determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rates of 4.72%, expected dividend yields of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and will be amortized over the remaining life of the credit facility. In connection with the Warrant Agreement, we entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which requires us to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our credit agreement. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy our obligations under our credit agreement, or will be on terms that are satisfactory to the lenders.

As of March 31, 2006, we had $14.2 million of indebtedness outstanding under our credit facility and $4.8 million of outstanding letters of credit. In addition, we had $0.8 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was fixed at 9.0%. We were in full compliance with all of the covenants contained in the credit agreement as of March 31, 2006. Our financial covenants include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, minimum consolidated interest coverage ratio, and a minimum cash balance. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent $0.6 million in capital expenditures during the three months ended March 31, 2006, primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $0.7 million for the three months ended March 31, 2005. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2006, we expect to invest a total of $2.5 million to $3.0 million in capital expenditures, primarily for customer order activity, the expansion of certain of our facilities and new product initiatives. We also intend to upgrade certain information technology systems and key operating systems. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the three months ended March 31, 2006, 18,750 shares of restricted stock were returned to us as the result of employee terminations.

As of May 8, 2006, we had 6,305,849 million shares of common stock outstanding, or 7,803,371 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding of our ongoing operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed on March 30, 2006. We do not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor do we anticipate entering into any.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges occurring after January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on our condensed consolidated interim financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes made beginning after January 1, 2006. Any impact of this statement will be evaluated upon the issuance of new accounting pronouncements, if needed.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently assessing the impact that the adoption of SFAS No. 155 will have on our results of operations and financial position.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently assessing the impact that the adoption of SFAS No. 156 will have on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 31.1 – Section 302

Certification of Principal Executive Officer

Exhibit 31.2 – Section 302

Certification of Principal Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006

FIBERNET TELECOM GROUP, INC.

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title:	Vice President-Finance and
Chief Accounting Officer
(Principal Financial Officer)

*	The Chief Accounting Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,599	$1,899
Accounts receivable, net of allowance of $508 at March 31, 2006 and December 31, 2005	3,035	2,299
Prepaid expenses	370	449

Total current assets	7,004	4,647
Property, plant and equipment, net	64,572	66,135
Other Assets:
Deferred charges, net of accumulated amortization of $2,261 and $2,080 at March 31, 2006 and December 31, 2005, respectively	1,210	828
Other assets	1,585	1,625

Total other assets	2,795	2,453

TOTAL ASSETS	$74,371	$73,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,926	$3,762
Accrued expenses	3,836	4,251
Deferred revenues—current portion	1,554	1,194

Total current liabilities	9,316	9,207
Long-Term Liabilities:
Notes payable, less original issue discount of $691 and $888 at March 31, 2006 and December 31, 2005, respectively	13,470	13,298
Deferred revenue—long term	3,971	3,786
Other long term liabilities	1,040	946

Total Long Term Liabilities	18,481	18,030

Total Liabilities	27,797	27,237
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 6,305,849 and 5,274,600 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	6	5
Additional paid-in-capital	443,347	440,555
Deferred rent (warrants)	(1,689)	(1,732)
Accumulated deficit	(395,090)	(392,830)

Total stockholders’ equity	46,574	45,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,371	$73,235

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months Ended March 31,
	2006	2005
Revenues	$9,027	$7,949
Operating expenses:
Cost of services (exclusive of items shown separately below)	4,440	3,823
Selling, general and administrative expense	3,935	4,726
Depreciation and amortization	2,225	2,240

Total operating expenses	10,600	10,789

Loss from operations	(1,573)	(2,840)
Interest income	14	18
Interest expense	(701)	(518)

Net loss	$(2,260)	$(3,340)

Net loss per share—basic and diluted	$(0.42)	$(0.66)
Weighted average common shares outstanding—basic and diluted	5,378	5,098

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,260)	$(3,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,225	2,240
Stock related expense	179	129
Deferred rent expense	43	44
Other non-cash items	350	302
Change in assets and liabilities:
(Increase) decrease in accounts receivables	(736)	1,769
Decrease in prepaid expenses	80	144
Decrease in deferred charges	—	622
Decrease in other assets	13	5
Increase (decrease) in accounts payable	164	(690)
Decrease in accrued expenses and other long-term liabilities	(323)	(255)
Increase (decrease) in deferred revenues	545	(1,976)

Cash provided by (used in) operating activities	280	(1,006)
Cash flows from investing activities:
Decrease in restricted cash	—	(10)
Capital expenditures	(633)	(722)

Cash used in investing activities	(633)	(732)
Cash flows from financing activities:
Proceeds from debt financings	—	1,000
Payment of financing costs of debt financings	—	(247)
Payment of financing costs of equity financings	(152)	—
Proceeds from issuance of equity securities	2,205	—

Cash provided by financing activities	2,053	753

Net increase (decrease) in cash and cash equivalents	1,700	(985)
Cash and cash equivalents at beginning of period	1,899	2,909

Cash and cash equivalents at end of period	$3,599	$1,924

Supplemental disclosures of cash flow information:
Interest paid	$685	$230

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

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc., a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. FiberNet Operations, Inc. owns all of the outstanding common stock of FiberNet Telecom, Inc., a Delaware corporation, and the remaining 4% of Devnet. FiberNet Telecom, Inc. owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. FiberNet Telecom, Inc. also owns all of the outstanding membership interests of Availius, LLC (“Availius”), a New York limited liability company, which was recently created in November 2005. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Availius, Local Fiber and Equal Access.

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

Under FiberNet’s current operating plan, as adjusted for the twentieth amendment to its credit facility (see Note 7), the Company does not anticipate requiring any additional external sources of capital to fund its operations in the coming year. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, FiberNet Operations, Inc., Devnet, FiberNet Telecom, Inc., Availius, Equal Access and Local Fiber. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated interim financial statements.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

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

As of March 31, 2006 and 2005, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.1 million for the three months ended March 31, 2006 and 2005. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for the three months ended March 31, 2006 and 2005 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments, except for notes payable, are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires goodwill and certain intangible assets no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of March 31, 2006.

Deferred Charges

Deferred charges are primarily comprised of deferred financing costs, which are amortized over the term of the related credit facility. Deferred charges also include costs to access buildings that are amortized over the term of the related contracts, initially 15 years.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect of common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the three months ended March 31, 2006 and March 31, 2005, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of March 31, 2006, two customers accounted for 30.0% of the Company’s total accounts receivable. As of December 31, 2005, one customer accounted for 15.1% of the Company’s total accounts receivable.

For the three months ended March 31, 2006 and 2005, there was no individual customer that accounted for over 10% of the Company’s total revenue.

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

As of March 31, 2006, the Company had an allowance for doubtful accounts of $0.5 million. During the three months ended March 31, 2006, there were no write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense. As of March 31, 2005, the Company had an allowance for doubtful accounts of $0.7 million. During the three months ended March 31, 2005, there were no write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense.

Equity Incentive Plan

The Company occasionally makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of March 31, 2006, the Company has 785,924 shares authorized for issuance under our Equity Incentive Plan Stock options are typically granted with a three year vesting period from the date of grant, and expire ten years from the date of grant. Restricted stock is typically granted with a ten year period before it becomes unrestricted.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards and, accordingly, recognized no compensation cost for its equity incentive plan other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. The Company did not have any derivative contracts during the three months ended March 31, 2006 or in the year ended December 31, 2005.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the three months ended March 31,
	2006	2005
On-net transport revenue	$5,222	$4,794
Off-net transport revenue	1,581	1,186
Colocation revenue	2,059	1,704
Access revenue	165	265

Total Revenue	$9,027	$7,949

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges occurring after January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the condensed consolidated interim financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes made beginning after January 1, 2006. Any impact of this statement will be evaluated upon the issuance of new accounting pronouncements, if needed.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on its results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS No. 156 will have on its results of operations and financial position.

3. EQUITY INCENTIVE PLAN

Effective January 1, 2006, the Company adopted SFAS No. 123(R), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first quarter of 2006. In the first quarter of 2006 the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of approximately $58,000. The incremental stock-based compensation expense caused net loss to increase by approximately $58,000, and basic and diluted earnings per share to decrease by $0.01 per share. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Prior to the adoption of SFAS No. 123(R) , the Company applied APB No. 25 to account for its stock-based awards. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005:

(in thousands, except per share data)	Three Months Ended March 31, 2005
(unaudited)
Net loss, as reported	$(3,340)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(37)

Pro forma net loss	$(3,377)
Net loss per share:
As reported: Basic and diluted	$(0.70)
Pro forma: Basic and diluted	$(0.70)

Before adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants that occurred during 2004: risk-free interest rate of 4.29%, expected dividend yield of 0%, expected life of seven years to expiration and expected volatility of 295%. There were no stock option grants during the three months ended March 31, 2006 or for the year ended December 31, 2005.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	71,108	$322.26
Granted	—	—
Exercised	—	$—
Forfeited	(2,080)	$420.33

Outstanding at March 31, 2006	69,028	$319.35	5.9	$—

Exercisable at March 31, 2006	57,070	$383.89	5.6	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All outstanding, exercisable and cancelled options during the first quarter of 2006 had no intrinsic value. During the three months ended March 31, 2006 and March 31, 2005, the Company did not grant any stock options.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	12,740	$11.34
Granted	—	—
Vested	(782)	$2.19
Forfeited	—	—

Nonvested at March 31, 2006	11,958	$11.39

At March 31, 2006, there was approximately $82,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.5 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2006. As of March 31, 2006, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $3.6 million, which is expected to be recognized over a weighted-average period of approximately 7.4 years. The Company recognized compensation expense of approximately $121,000 during the first quarter of 2006 on existing restricted stock awards.

During the three months ended March 31, 2006, 18,750 shares of restricted stock were returned to the Company as the result of employee terminations, and during the three months ended March 31, 2005, 8,000 shares of restricted stock were returned. All shares of restricted stock become unrestricted on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of March 31, 2006 and December 31, 2005 the outstanding shares of restricted stock totaled 424,678 and 443,428, respectively.

For the three months ended March 31, 2006 and 2005, total stock-based compensation was $0.2 million and $0.1 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Computer software	$449	$350
Computer equipment	559	534
Leasehold improvements	31	30
Office equipment and furniture	146	146
Network equipment and infrastructure	106,106	105,596

Subtotal	107,291	106,656
Accumulated depreciation	(42,719)	(40,521)

Property, plant and equipment, net	$64,572	$66,135

Depreciation expense on property, plant and equipment was $2.2 million for each of the three months ended March 31, 2006 and 2005.

5. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The transaction was structured as an acquisition of assets, and the purchase agreement includes an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility, which if payable, will be paid in shares of the Company’s common stock.

On March 22, 2006, the Company entered into an amendment to the “earn-out” provision of the purchase agreement, which had previously expired on January 30, 2006. The terms of the amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive to January 30, 2006. As of March 31, 2006, there have been no additional costs recorded in connection with the extension and no additional shares have been earned in accordance with the terms of the “earn-out” provision.

6. TERMINATION OF CONSOLIDATED EDISON COMMUNICATIONS STOCK PURCHASE AGREEMENT

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

7. SIGNIFICANT EVENTS

On March 22, 2006, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds to the Company of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, the Company paid its placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of the Company’s board of directors, is currently associated with the placement agent but will not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. The Company also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement. The Company recorded the fees incurred as a result of the Stock Purchase Agreement as a reduction of the net cash proceeds.

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

On March 22, 2006, the Company and the lenders executed a twentieth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extends the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also fixed the applicable interest rate at 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due on maturity. The amendment also requires the Company (i) on or before May 15, 2006, to engage a financial advisor to assist the Company in preparing a comprehensive strategic business plan and (ii) on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the Company’s board of directors and incorporated adjustments to the financial covenants of the Credit Facility. During the quarter ended March 31, 2006, the Company expensed $0.1 million for fees related to the twentieth amendment of the credit agreement which was determined to represent a modification of terms under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

As a condition to the lenders entering into the twentieth amendment, the Company entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which the Company agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. In connection with the Warrant Agreement, the Company entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The Company determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rates of 4.72%, expected dividend yields of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and will be amortized over the remaining life of the credit facility.