Form 10-Q
period 2006-06-30
FIBERNET TELECOM GROUP INC\
filed 2006-08-14
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, the registrant had 6,305,849 shares of common stock outstanding.

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

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to fifteen years in length. We continue to experience a trend of entering into shorter term contracts with our customers. Our customers typically elect to purchase services for an initial contracted period of one year with month-to-month renewals. All of our revenues are generated in the United States of America.

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

The growth of our revenue is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenue is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is decreasing due to the industry rationalization. In addition, we currently do not anticipate expanding our network infrastructure to other carrier hotel facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

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

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2005 and 2006 is a result of an increase in the number of circuits we have provisioned, offsetting our disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services.

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

Currently our colocation services produce just over one fifth of our revenues. Our colocation services have not experienced the same level of disconnections and price declines as our transport services. The physical constraints of available colocation space in our facilities and our competitors’ facilities have limited the supply imbalance that has developed in the connectivity market. In addition, unlike the fluctuations in demand for bandwidth based upon end-user usage, demand for colocation space is more stable because of the consistent need for a location to locate networking equipment. As a result, prices for colocation have not decreased as much as those of transport, and carriers are less likely to terminate colocation contracts. However, the growth prospects of our colocation services are not as great as those of our transport services, as we are limited in the amount of colocation space that we can sell without making a significant investment in an additional colocation facility. Our ability to expand the capacity of our transport networks is much greater due to technological advancements in fiber optics, such as dense wave division multiplexing or DWDM.

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

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier hotel facilities, on-net and off-net buildings. These occupancy expenses primarily represent rent expense, utility costs and license fees under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Most of our license agreements for our on-net and off-net buildings require us to pay license fees to the owners of these properties. In addition, our two leases at 60 Hudson Street in New York City require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. In addition, we incur off-net connectivity charges for the costs of purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services on networks that we do not own. As we provide additional off-net transport services, we will purchase more connectivity from other carriers. Other specific costs of services include maintenance and repair costs. With the exception of off-net connectivity charges and license fees, we do not anticipate that cost of services will change commensurately with any change in our revenues as our cost of services is generally fixed in nature.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs including stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relates to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 67 employees as of June 30, 2006 compared to 68 as of June 30, 2005. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. For the six months ended June 30, 2006, our reciprocal agreement accounted for $0.2 million, or 1.3%, of revenues and $0.2 million of our cost of services. For the six months ended June 30, 2005, our reciprocal agreement accounted for $0.2 million, or 1.5%, of revenues and $0.2 million of our cost of services.

For the quarter ended June 30, 2006, our reciprocal agreement accounted for $0.1 million, or 1.3%, of revenues and $0.1 million of our cost of services. For the quarter ended June 30, 2005, our reciprocal agreement accounted for $0.1 million, or 1.4%, of revenues and $0.1 million of our cost of services.

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A number of our customers filed for bankruptcy or were otherwise in financial distress. A significant change in the liquidity or financial position of any one of these customers or a further deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we fully reserve the receivable and reverse that reserve only when collection becomes reasonably assured, which is generally upon receipt of payment.

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

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues. Revenues for the six months ended June 30, 2006 were $18.5 million compared to $16.3 million for the six months ended June 30, 2005. We increased the number of our customers from 219 as of June 30, 2005 to 240 as of June 30, 2006, primarily with the addition of domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the six months ended June 30,
(amounts in thousands)	2006	2005	$Change
On-net transport revenue	$10,578	$9,740	$838
Off-net transport revenue	3,477	2,628	849
Colocation revenue	4,133	3,468	665
Access revenue	329	481	(152)

Total Revenue	$18,517	$16,317	$2,200

We recognized $10.6 million in on-net transport service revenues for the six months ended June 30, 2006, up from $9.7 million for the six months ended June 30, 2005. Off-net transport service revenues for the six months ended June 30, 2006 were $3.5 million, up from $2.6 million for the six months ended June 30, 2005. Revenues from colocation services were $4.1 million for the six months ended June 30, 2006 compared to $3.5 million for the six months ended June 30, 2005, and revenues from communications access management services declined to $0.3 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005.

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

For the six months ended June 30, 2006 and 2005, there were no individual customers that accounted for over 10.0% of our revenues. Our reciprocal agreement accounted for $0.2 million, or 1.3%, of revenues for the six months ended June 30, 2006, consistent with $0.2 million, or 1.5%, of revenues for the six months ended June 30, 2005.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $9.2 million for the six months ended June 30, 2006, compared to $7.9 million for the six months ended June 30, 2005. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the six months ended June 30,
(amounts in thousands)	2006	2005	$Change
Occupancy expenses	$6,136	$5,712	$424
Off-net connectivity charges	2,793	1,949	844
Maintenance and repair and other costs	260	281	(21)

Total Cost of Services	$9,189	$7,942	$1,247

Occupancy expenses, which represented 66.8% of cost of services or $6.1 million for the six months ended June 30, 2006, increased $0.4 million as compared to 71.9%, or $5.7 million, for the six months ended June 30, 2005. This increase was due to increases in colocation and cross-connection charges and an increase in utility usage.

Off-net connectivity charges were 30.4% of cost of services or $2.8 million for the six months ended June 30, 2006, versus 24.5% of the cost of services or $1.9 million for the six months ended June 30, 2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.8% or $0.3 million of cost of services for the six months ended June 30, 2006, compared to 3.5% or $0.3 million for the six months ended June 30, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.2 million of our cost of services for the six months ended June 30, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 were $7.7 million compared to $9.3 million for the six months ended June 30, 2005. Personnel costs represented 63.3% or $4.9 million of selling, general and administrative expenses for the six months ended June 30, 2006 compared to 53.4% or $4.9 million for the six months ended June 30, 2005. Professional fees for the six months ended June 30, 2006 were $0.6 million, as compared to $2.0 million for the same period in 2005. During the six months ended June 30, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our credit agreement which was determined to represent a modification of terms under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the six months ended June 30, 2005, we expensed $1.2 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc. We anticipate selling, general and administrative expenses to increase modestly throughout 2006 with the general growth of our business.

Stock related expenses, included in selling, general and administrative expenses, for the six months ended June 30, 2006 and 2005 were $0.4 million and $0.3 million, respectively. This non-cash expense relates to the amortization of restricted stock granted to our employees. The restricted shares that have been granted become unrestricted on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), applying the modified prospective method. An incremental stock compensation expense increase of approximately $0.1 million was recognized during the first six months of 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Depreciation and Amortization. Depreciation and amortization expense for each of the six months ended June 30, 2006 and 2005 was $4.5 million.

Interest Income. Interest income for the six months ended June 30, 2006 was approximately $52,000, compared to approximately $41,000 for the six months ended June 30, 2005. Interest income is generated on our cash and restricted cash balances which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the six months ended June 30, 2006 was $1.3 million, compared to $1.1 million for the six months ended June 30, 2005. As of March 22, 2006, our loans were converted to a fixed rate of 9.0% in connection with the twentieth amendment to the credit agreement underlying our credit facility.

Net Loss. We reported a net loss of $4.1 million for the six months ended June 30, 2006 compared to a net loss of $9.2 million for the six months ended June 30, 2005. This change is a result of the aforementioned changes in our operations.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues. Revenues for the quarter ended June 30, 2006 were $9.5 million as compared to $8.4 million for the quarter ended June 30, 2005. We increased the number of our customers from 219 at June 30, 2005 to 240 as of June 30, 2006, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended June 30,
(amounts in thousands)	2006	2005	$Change
On-net transport revenue	$5,356	$4,946	$410
Off-net transport revenue	1,896	1,442	454
Colocation revenue	2,073	1,764	309
Access revenue	164	216	(52)

Total Revenue	$9,489	$8,368	$1,121

We recognized $5.4 million in on-net transport service revenues for the quarter ended June 30, 2006, up from $4.9 million for the quarter ended June 30, 2005. Off-net transport service revenues for the quarter ended June 30, 2006 were $1.9 million, up from $1.4 million for the quarter ended June 30, 2005. Revenues from colocation services were $2.1 million for the quarter ended June 30, 2006 compared to $1.8 million for the quarter ended June 30, 2005, and revenues from communications access management services remained at $0.2 million for each of the quarters ended June 30, 2006 and 2005.

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

For the quarters ended June 30, 2006 and 2005, there were no individual customers that accounted for over 10.0% of our revenues. Our reciprocal agreement accounted for $0.1 million, or 1.3%, of revenues for the quarter ended June 30, 2006, compared to $0.1 million, or 1.4%, of revenues for the quarter ended June 30, 2005.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $4.7 million for the quarter ended June 30, 2006, compared to $4.1 million for the quarter ended June 30, 2005. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended June 30,
(amounts in thousands)	2006	2005	$ Change
Occupancy expenses	$3,081	$2,878	$203
Off-net connectivity charges	1,532	1,087	445
Maintenance and repair and other costs	136	154	(18)

Total Cost of Services	$4,749	$4,119	$630

Occupancy expenses represented 64.9% of cost of services or $3.1 million for the quarter ended June 30, 2006, an increase of $0.2 million as compared to 69.9% or $2.9 million for the quarter ended June 30, 2005. This increase was due to increases in colocation and cross-connection charges and an increase in utility usage.

Off-net connectivity charges were 32.3% of cost of services or $1.5 million for the quarter ended June 30, 2006, compared to 26.4% of the cost of services or $1.1 million for the quarter ended June 30, 2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.9% or $0.1 million of cost of services for the quarter ended June 30, 2006, compared to 3.6% or $0.2 million for the quarter ended June 30, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.1 million of our cost of services for each of the quarters ended June 30, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2006 were $3.8 million compared to $4.5 million for the quarter ended June 30, 2005. Personnel costs represented 64.2%, or $2.4 million, of selling, general and administrative expenses for the quarter ended June 30, 2006 compared to 52.9%, or $2.4 million, for the quarter ended June 30, 2005. Professional fees were $0.3 million for the quarter ended June 30, 2006, compared to $1.0 million for the quarter ended June 30, 2005. During the quarter ended June 30, 2005, we expensed $0.5 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc. We anticipate selling, general and administrative expenses to increase modestly throughout 2006 with the general growth of our business.

Stock related expenses, included in selling, general and administrative expenses, for each of the quarters ended June 30, 2006 and 2005 were $0.2 million and $0.1 million, respectively. This non-cash expense relates to the amortization of restricted stock granted to our employees. The restricted shares that have been granted become unrestricted on the tenth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over the ten-year period. Effective January 1, 2006, the Company adopted SFAS 123(R) applying the modified prospective method. An incremental stock compensation expense increase of approximately $58,000 was recognized during the second quarter of 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Depreciation and Amortization. Depreciation and amortization expense for each of the quarters ended June 30, 2006 and 2005 was $2.3 million.

Interest Income. Interest income for the quarter ended June 30, 2006 was approximately $38,000, compared to approximately $23,000 for the quarter ended June 30, 2005. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended June 30, 2006 and 2005 was $0.6 million and $0.5 million respectively. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, and this interest rate change is included in the twentieth amendment to the credit agreement underlying our credit facility.

Net Loss. We reported a net loss of $1.8 million for the quarter ended June 30, 2006 compared to a net loss of $5.9 million for the quarter ended June 30, 2005. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of additional debt and equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and a net loss for the six months ended June 30, 2006 of $2.9 million and $4.1 million, respectively, compared to a loss from operations and a net loss of $8.2 million and $9.2 million, respectively, for the six months ended June 30, 2005. During the six months ended June 30,

2006, cash provided by operating activities was approximately $1.6 million, and cash purchases of property, plant and equipment were $1.3 million, compared to cash used in operating activities and cash purchases of property, plant and equipment of $0.5 million and $1.1 million, respectively, for the six months ended June 30, 2005.

For the six months ended June 30, 2006, we received $2.1 million in net cash from financing related activities. For the six months ended June 30, 2005, we received $0.9 million in net cash from financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long term operations.

On March 22, 2006, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, we also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, we paid our placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of our Board of Directors, is currently associated with the placement agent but did not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. We also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement.

In connection with the Stock Purchase Agreement, we entered into a registration rights agreement with the investors, dated as of March 22, 2006, which required us to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors, (ii) the shares of common stock underlying the warrants issued to the investors and (iii) the shares of common stock underlying the warrants issued to the placement agent. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

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

As a condition to the lenders entering into the twentieth amendment, we entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which we agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. We determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 4.72%, expected dividend yields of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and will be amortized over the remaining life of the credit facility. In connection with the Warrant Agreement, we entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which required us to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

On May 16, 2006, we issued $0.7 million in letters of credit under our current credit facility to replace cash security deposits previously placed with landlords.

As of June 30, 2006, we had $14.2 million of indebtedness outstanding under our credit facility and $5.5 million of outstanding letters of credit. In addition, we had $0.1 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was fixed at 9.0%. We were in full compliance with all of the covenants contained in the credit agreement as of June 30, 2006. Our financial covenants include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, minimum consolidated interest coverage ratio, and a minimum cash balance. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our credit agreement. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy our obligations under our credit agreement, or will be on terms that are satisfactory to the lenders.

We spent $1.3 million in capital expenditures during the six months ended June 30, 2006, primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $1.1 million for the six months ended June 30, 2005. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2006, we expect to invest a total of $2.5 million to $3.0 million in capital expenditures, primarily for customer order activity, the expansion of certain of our facilities and new product initiatives. We also intend to upgrade certain information technology systems and key operations systems. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the six months ended June 30, 2006, 18,750 shares of restricted stock were returned to us as the result of employee terminations.

As of August 11, 2006, we had 6,305,849 million shares of common stock outstanding, or 7,768,221 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently assessing the impact that the adoption of SFAS No. 155 will have on our consolidated financial statements.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently assessing the impact that the adoption of SFAS No. 156 will have on our consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact that the adoption of FIN No. 48 will have on our consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 14, 2006, the Annual Meeting of Stockholders was held and the shares present voted on the following matters:

(1) The stockholders approved the election of the following nominees to serve on the Board of Directors:

	For	Withheld
Timothy P. Bradley	3,760,107	185,654
Oskar Brecher	3,758,641	187,120
Adam Brodsky	3,849,332	96,429
Jon A. DeLuca	3,849,175	96,586
Roy D. Farmer III	3,825,155	120,606
Robert La Blanc	3,882,355	63,379
Michael S. Liss	3,849,333	96,428
Charles Mahoney	3,759,195	186,566
Richard Sayers	3,825,368	120,393

(2) Authorization of the Board of Directors, in its discretion, to amend the Company’s Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan from 785,924 shares to 1,285,924 shares was approved with 721,629 votes FOR, 252,154 votes AGAINST, and 3,088 votes ABSTAINING.

(3) The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ended December 31, 2006 was approved with 3,621,397 votes FOR, 319,183 votes AGAINST, and 5,179 votes ABSTAINING.

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

Date: August 14, 2006

FIBERNET TELECOM GROUP, INC.

By:	/ S / Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title:	Vice President-Finance and Chief Accounting Officer (Principal Financial Officer)

*	The Chief Accounting Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,277	$1,899
Accounts receivable, net of allowance of $528 at June 30, 2006 and $508 at December 31, 2005	2,132	2,299
Prepaid expenses	529	449

Total current assets	6,938	4,647
Property, plant and equipment, net	62,984	66,135
Other Assets:
Deferred charges, net of accumulated amortization of $2,410 at June 30, 2006 and $2,080 at December 31, 2005	1,057	828
Other assets	924	1,625

Total other assets	1,981	2,453

TOTAL ASSETS	$71,903	$73,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,820	$3,762
Accrued expenses	3,989	4,251
Notes Payable, current portion	100	—
Deferred revenues—current portion	1,628	1,194

Total current liabilities	8,537	9,207
Long-Term Liabilities:
Notes payable, less original issue discount of $604 and $888 at June 30, 2006 and December 31, 2005, respectively	13,456	13,298
Deferred revenue—long term	3,820	3,786
Other long term liabilities	1,135	946

Total Long Term Liabilities	18,411	18,030

Total Liabilities	26,948	27,237
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 6,305,849 and 5,274,600 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	6	5
Additional paid-in-capital	443,526	440,555
Deferred rent (warrants)	(1,646)	(1,732)
Accumulated deficit	(396,931)	(392,830)

Total stockholders’ equity	44,955	45,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,903	$73,235

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Six months Ended June 30,
	2006	2005
Revenues	$18,517	$16,317
Operating expenses:
Cost of services (exclusive of items shown separately below)	9,189	7,942
Selling, general and administrative expense	7,703	9,263
Impairment of property, plant and equipment	—	2,812
Depreciation and amortization	4,476	4,491

Total operating expenses	21,368	24,508

Loss from operations	(2,851)	(8,191)
Interest income	52	41
Interest expense	(1,302)	(1,067)

Net loss	$(4,101)	$(9,217)

Net loss per share—basic and diluted	$(0.70)	$(1.80)
Weighted average common shares outstanding—basic and diluted	5,844	5,119

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months Ended June 30,
	2006	2005
Revenues	$9,489	$8,368
Operating expenses:
Cost of services (exclusive of items shown separately below)	4,749	4,119
Selling, general and administrative expense	3,768	4,537
Impairment of property, plant and equipment	—	2,812
Depreciation and amortization	2,250	2,251

Total operating expenses	10,767	13,719
Loss from operations	(1,278)	(5,351)
Interest income	38	23
Interest expense	(601)	(549)

Net loss	$(1,841)	$(5,877)

Net loss per share—basic and diluted	$(0.29)	$(1.14)
Weighted average common shares outstanding—basic and diluted	6,306	5,140

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,101)	$(9,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,476	4,491
Stock related expense	359	257
Deferred rent expense	87	87
Impairment of property, plant and equipment	—	2,812
Other non-cash items	594	613
Change in assets and liabilities:
Decrease in accounts receivables	167	2,195
(Increase) decrease in prepaid expenses	(80)	26
Decrease in deferred charges	—	525
Decrease in other assets	641	—
(Decrease) in accounts payable	(942)	(603)
(Decrease) increase in accrued expenses and other long-term liabilities	(24)	376
Increase (decrease) in deferred revenues	468	(2,012)

Cash provided by (used in) operating activities	1,645	(450)

Cash flows from investing activities:
Decrease in restricted cash	—	(23)
Capital expenditures	(1,320)	(1,130)

Cash used in investing activities	(1,320)	(1,153)

Cash flows from financing activities:
Proceeds from debt financings	—	1,000
Payment of financing costs of debt financings	—	(108)
Payment of financing costs of equity financings	(152)	—
Proceeds from issuance of equity securities	2,205	—

Cash provided by financing activities	2,053	892

Net increase (decrease) in cash and cash equivalents	2,378	(711)
Cash and cash equivalents at beginning of period	1,899	2,909

Cash and cash equivalents at end of period	$4,277	$2,198

Supplemental disclosures of cash flow information:
Interest paid	$1,057	$433

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing complex interconnection services enabling the exchange of voice and data traffic between global networks. The Company owns and operates integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises. The Company operates with the highest levels of reliability and resiliency to deliver core network backbone services for mission critical requirements.

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc. (“Operations”), a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. Operations owns all of the outstanding common stock of FiberNet Telecom, Inc. (“FTI”), a Delaware corporation, and the remaining 4% of Devnet. FTI owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. FTI also owns all of the outstanding membership interests of Availius, LLC (“Availius”), a New York limited liability company, recently created in November 2005. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Availius, Local Fiber and Equal Access.

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

Under FiberNet’s current operating plan, as adjusted for the twentieth amendment to its credit facility (see Note 7), the Company does not anticipate requiring any additional external sources of capital to fund its operations for the balance of the calendar year. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Operations, Devnet, FTI, Availius, Equal Access and Local Fiber. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated interim financial statements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, once placed in service. The estimated lives are as follows:

Computer software	3 Years
Computer equipment	3 Years
Office equipment and furniture	5 Years
Leasehold improvements	15 Years or remaining life of lease, whichever is shorter
Network equipment	10 Years
Network infrastructure	20 Years

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

As of June 30, 2006 and 2005, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.2 million for each of the six months ended June 30, 2006 and 2005. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.1 million for each of the three months ended June 30, 2006 and 2005. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the six months ended June 30, 2006 and 2005 was approximately $0.2 million. The total amount expensed for services rendered under the reciprocal agreement for each of the three months ended June 30, 2006 and 2005 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments, except for notes payable, are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill and certain intangible assets no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of June 30, 2006.

Deferred Charges

Deferred charges are primarily comprised of deferred financing costs, which are amortized over the term of the related credit facility. Deferred charges also include costs to access buildings that are amortized over the term of the related contracts, initially 15 years.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect of common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months and the three months ended June 30, 2006 and June 30, 2005, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of June 30, 2006, there was no individual customer accounted for over 10% of the Company’s total accounts receivable. As of December 31, 2005, one customer accounted for over 15.1% of the Company’s total accounts receivable.

For the three and six months ended June 30, 2006 and 2005, there was no individual customer that accounted for over 10% of the Company’s total revenue.

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

As of June 30, 2006, the Company had an allowance for doubtful accounts of $0.5 million. During the six months ended June 30, 2006, the Company did not write off any unrecoverable accounts in the allowance for doubtful accounts, but an additional $20,000 was recorded as a bad debt expense. As of June 30, 2005, the Company had an allowance for doubtful accounts of $0.5 million. During the six months ended June 30, 2005, the Company wrote off approximately $0.2 million in the allowance for doubtful accounts, and there were no charges to bad debt expense.

Equity Incentive Plan

The Company occasionally makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of June 30, 2006, the Company has 1,285,924 shares authorized for issuance under our Equity Incentive Plan, which includes the increase of 500,000 shares approved by shareholder vote at the Annual Stockholders Meeting on June 14, 2006. Stock options are typically granted with a three year vesting period from the date of grant, and expire ten years from the date of grant. Restricted stock is typically granted with a ten year period before it becomes unrestricted.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards and, accordingly, recognized no compensation cost for its equity incentive plan other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first six months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123,

“Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), as amended. SFAS No. 133 establishes standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are reported in earnings. The Company did not have any derivative contracts during the six months ended June 30, 2006 or in the year ended December 31, 2005.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the six months ended June 30,
(amounts in thousands)	2006	2005
On-net transport revenue	$10,578	$9,740
Off-net transport revenue	3,477	2,628
Colocation revenue	4,133	3,468
Access revenue	329	481

Total Revenue	$18,517	$16,317

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact that the adoption of SFAS No. 155 will have on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS No. 156 will have on its consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial statements.

3. EQUITY INCENTIVE PLAN

Effective January 1, 2006, the Company adopted SFAS No. 123(R), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first six months of 2006.

During the first six months of 2006 the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of approximately $0.1 million. The incremental stock-based compensation expense caused net loss to increase by approximately $0.1 million, and basic and diluted earnings per share to decrease by $0.01 per share. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock-based awards. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the six and three months ended June 30, 2005:

(in thousands, except per share data) (unaudited)	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net loss, as reported	$(9,217)	$(5,877)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(74)	(37)

Pro forma net loss	$(9,291)	$(5,914)
Net loss per share:
As reported: Basic and diluted	$(1.80)	$(1.14)
Pro forma: Basic and diluted	$(1.82)	$(1.15)

Before adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants that occurred during 2004: risk-free interest rate of 4.29%, expected dividend yield of 0%, expected life of seven years to expiration and expected volatility of 295%. There were no stock option grants during the six months ended June 30, 2006 or for the year ended December 31, 2005.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	71,108	$322.26
Granted	—	—
Exercised	—	$—
Forfeited	(3,683)	$348.93

Outstanding at June 30, 2006	67,425	$319.99	5.7	$—

Exercisable at June 30, 2006	55,510	$386.23	5.4	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All outstanding, exercisable and cancelled options during the first six months of 2006 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	12,740	$11.34
Granted	—	—
Vested	(312)	$14.74
Forfeited	(513)	11.30

Nonvested at June 30, 2006	11,915	$11.39

At June 30, 2006, there was approximately $24,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.5 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2006. As of June 30, 2006, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $3.5 million, which is expected to be recognized over a weighted-average period of approximately 7.2 years. The Company recognized compensation expense of approximately $243,000 during the first six months of 2006 on existing restricted stock awards.

During the six months ended June 30, 2006, 18,750 shares of restricted stock were returned to the Company as the result of employee terminations, and during the six months ended June 30, 2005, 2,550 shares of restricted stock were returned. All shares of restricted stock become unrestricted on the tenth anniversary of the grant date, and the stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of June 30, 2006 and December 31, 2005 the outstanding shares of restricted stock totaled 424,678 and 443,428, respectively.

For the six months ended June 30, 2006 and 2005, total stock-based compensation was $0.4 million and $0.3 million, respectively. For the three months ended June 30, 2006 and 2005, total stock-based compensation was $0.2 million and $0.1 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Computer software	$463	$350
Computer equipment	725	534
Leasehold improvements	31	30
Office equipment and furniture	174	146
Network equipment and infrastructure	106,534	105,596

Subtotal	107,927	106,656
Accumulated depreciation	(44,943)	(40,521)

Property, plant and equipment, net	$62,984	$66,135

Depreciation expense on property, plant and equipment was $4.4 million for each of the six months ended June 30, 2006 and 2005. Depreciation expense on property, plant and equipment was $2.2 million for each of the three months ended June 30, 2006 and 2005.

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

On March 22, 2006, the Company entered into an amendment to the purchase agreement. The terms of the amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive to January 30, 2006. As of June 30, 2006, there have been no additional costs recorded in connection with the extension and no additional shares have been earned in accordance with the terms of the “earn-out” provision.

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

On May 4, 2005, the Company entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which the Company entered into to finance the acquisition of CEC, terminated pursuant to its terms. The Termination Agreement contains mutual releases of liability. The Company did not incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination of the Con Ed Agreement and the Investor Purchase Agreement the Company included a total of $1.1 million of transaction costs in selling, general and administrative expenses for the six months ended June 30, 2005.

7. SIGNIFICANT EVENTS

On May 16, 2006, the Company issued $0.7 million in letters of credit under its current credit facility to replace cash security deposits previously placed with landlords.

On March 22, 2006, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds to the Company of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, the Company paid its placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of the Company’s board of directors, is currently associated with the placement agent but did not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. The Company also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement. The Company recorded the fees incurred as a result of the Stock Purchase Agreement as a reduction of the net cash proceeds.

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

As a condition to the lenders entering into the twentieth amendment, the Company entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which the Company agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. In connection with the Warrant Agreement, the Company entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which requires the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The Company determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions; risk-free interest rates of 4.72%, expected dividend yields of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and will be amortized over the remaining life of the credit facility.