Form 10-Q
period 2006-09-30
FIBERNET TELECOM GROUP INC\
filed 2006-11-02
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of October 30, 2006, the registrant had 7,008,849 shares of common stock outstanding.

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

Overview

We own and operate integrated interconnection facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. Our customized connectivity infrastructure provides an advanced, high bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ and customers’ networks.

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

The growth of our revenue is dependent upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenue is dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is decreasing due to the industry consolidation. In addition, we currently do not anticipate expanding our network infrastructure to other carrier hotel facilities or on-net buildings and off-net buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

We typically begin our sales cycle by entering into a master services agreement. This document outlines the operating specifications and commercial standards that are required of us by the customer. Customers can order a specific service or, alternatively, they can purchase general availability on our networks or in our facilities on a recurring basis.

Customers primarily purchase services from us only on an as-needed basis, when their network requirements mandate an immediate need for additional services. They have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We also experience disconnections of transport services, as customers groom their networks to eliminate excess capacity. This loss of revenues may have a significant negative impact on our financial results.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2005 and 2006 is a result of an increase in the number of circuits we have provisioned, offsetting disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs including stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relates to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to networks operations or sales activities to cost of services. We had 65 employees as of September 30, 2006 compared to 71 as of September 30, 2005. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. For the nine months ended September 30, 2006, our reciprocal agreement accounted for $0.4 million, or 1.2%, of revenues and $0.4 million of our cost of services. For the nine months ended September 30, 2005, our reciprocal agreement accounted for $0.4 million, or 1.4%, of revenues and $0.4 million of our cost of services.

For the quarter ended September 30, 2006, our reciprocal agreement accounted for $0.1 million, or 1.2%, of revenues and $0.1 million of our cost of services. For the quarter ended September 30, 2005, our reciprocal agreement accounted for $0.1 million, or 1.4%, of revenues and $0.1 million of our cost of services.

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

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Revenues for the nine months ended September 30, 2006 were $28.9 million compared to $25.0 million for the nine months ended September 30, 2005. We increased the number of our customers from 225 as of September 30, 2005 to 242 as of September 30, 2006, primarily with the addition of domestic subsidiaries of internationally based carriers to our customer base. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the nine months ended September 30		$ Change
(amounts in thousands)	2006	2005
On-net transport revenue	$16,229	$14,916	$1,313
Off-net transport revenue	5,878	3,933	1,945
Colocation revenue	6,296	5,417	879
Access revenue	490	685	(195)

Total Revenue	$28,893	$24,951	$3,942

We recognized $16.2 million in on-net transport service revenues for the nine months ended September 30, 2006, up from $14.9 million for the nine months ended September 30, 2005. Off-net transport service revenues for the nine months ended September 30, 2006 were $5.9 million, up from $3.9 million for the nine months ended September 30, 2005. Revenues from colocation services were $6.3 million for the nine months ended September 30, 2006 compared to $5.4 million for the nine months ended September 30, 2005, and revenues from communications access management services declined to $0.5 million for the nine months ended September 30, 2006 from $0.7 million for the nine months ended September 30, 2005.

The majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. Off-net transport revenues increased over the same period last year as we continue to leverage our current customer base and increase our addressable market by being able to provide services outside our gateway markets of New York/New Jersey and Los Angeles. Colocation revenues increased as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2006. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the nine months ended September 30, 2006 and 2005, there were no individual customers that accounted for over 10.0% of our revenues. Our reciprocal agreement accounted for $0.4 million, or 1.2%, of revenues for the nine months ended September 30, 2006, consistent with $0.4 million, or 1.4%, of revenues for the nine months ended September 30, 2005.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $14.5 million for the nine months ended September 30, 2006, compared to $12.2 million for the nine months ended September 30, 2005. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the nine months ended September 30		$ Change
(amounts in thousands)	2006	2005
Occupancy expenses	$9,278	$8,705	$573
Off-net connectivity charges	4,745	3,048	1,697
Maintenance and repair and other costs	432	449	(17)

Total Cost of Services	$14,455	$12,202	$2,253

Occupancy expenses, which represented 64.2% of cost of services or $9.3 million for the nine months ended September 30, 2006, increased $0.6 million as compared to 71.3%, or $8.7 million, for the nine months ended September 30, 2005. This increase was due to increases in colocation and cross-connection charges and an increase in electric utility usage.

Off-net connectivity charges were 32.8% of cost of services or $4.7 million for the nine months ended September 30, 2006, versus 25.0% of cost of services or $3.0 million for the nine months ended September 30, 2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.0% or $0.4 million of cost of services for the nine months ended September 30, 2006, compared to 3.7% or $0.4 million for the nine months ended September 30, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.4 million of our cost of services for each of the nine months ended September 30, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $11.5 million compared to $13.4 million for the nine months ended September 30, 2005. Personnel costs, which were consistent over the period, represented 63.1% or $7.3 million of selling, general and administrative expenses for the nine months ended September 30, 2006 compared to 54.7% or $7.3 million for the nine months ended September 30, 2005. Professional fees for the nine months ended September 30, 2006 were $0.9 million, as compared to $1.3 million for the same period in 2005, due to on going cost containment initiatives. Marketing expenses decreased by $0.2 million from the nine months ended September 30, 2005 also due to on going cost containment initiatives. During the nine months ended September 30, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our credit agreement which was determined to represent a modification of terms under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the nine months ended September 30, 2005, we expensed $1.2 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc. We anticipate selling, general and administrative expenses to increase modestly throughout 2006 with the general growth of our business.

Stock related expenses, included in selling, general and administrative expenses, for the nine months ended September 30, 2006 and 2005 were $0.6 million and $0.4 million, respectively. This non-cash expense relates to the amortization of restricted stock and stock options granted to our employees. The restricted shares that have been granted prior to 2006 become unrestricted on the tenth anniversary of the grant date while share granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. An incremental stock compensation expense increase of approximately $0.1 million was recognized during the first nine months of 2006 on existing unvested and newly issued stock options. As a result of our decision to adopt the modified prospective method, prior period results have not been restated, as permitted by SFAS No. 123(R).

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 was approximately $6.7 million, compared to approximately $6.6 million for the nine months ended September 30, 2005.

Interest Income. Interest income for the nine months ended September 30, 2006 was approximately $100,000, compared to approximately $62,000 for the nine months ended September 30, 2005. Interest income is generated on our cash balances which are invested in short-term, highly liquid investments at variable rates of interest.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $1.9 million, compared to $1.7 million for the nine months ended September 30, 2005. As of March 22, 2006, our loans were converted to a fixed rate of 9.0% in connection with the twentieth amendment to the credit agreement underlying our credit facility.

Net Loss. We reported a net loss of $5.6 million for the nine months ended September 30, 2006 compared to a net loss of $11.7 million for the nine months ended September 30, 2005. This change is a result of the aforementioned changes in our operations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. Revenues for the quarter ended September 30, 2006 were $10.4 million as compared to $8.6 million for the quarter ended September 30, 2005. We increased the number of our customers from 225 at September 30, 2005 to 242 as of September 30, 2006, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended September 30		$ Change
(amounts in thousands)	2006	2005
On-net transport revenue	$5,652	$5,176	$476
Off-net transport revenue	2,401	1,305	1,096
Colocation revenue	2,163	1,949	214
Access revenue	161	204	(43)

Total Revenue	$10,377	$8,634	$1,743

We recognized $5.7 million in on-net transport service revenues for the quarter ended September 30, 2006, up from $5.2 million for the quarter ended September 30, 2005. Off-net transport service revenues for the quarter ended September 30, 2006 were $2.4 million, up from $1.3 million for the quarter ended September 30, 2005. Revenues from colocation services were $2.2 million for the quarter ended September 30, 2006 compared to $1.9 million for the quarter ended September 30, 2005, and revenues from communications access management services remained at $0.2 million for each of the quarters ended September 30, 2006 and 2005.

The majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. Off-net transport revenues increased over the same period last year as we continue to leverage our current customer base and increase our addressable market by being able to provide services outside our gateway markets of New York/New Jersey and Los Angeles. Colocation revenues increased as we leased additional caged space, cabinets and racks in our facilities. Since we are approaching capacity at some of our colocation facilities, we may have to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2006. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2008. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the quarters ended September 30, 2006 and 2005, there were no individual customers that accounted for over 10.0% of our revenues. Our reciprocal agreement accounted for $0.1 million, or 1.2%, of revenues for the quarter ended September 30, 2006, compared to $0.1 million, or 1.4%, of revenues for the quarter ended September 30, 2005.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $5.3 million for the quarter ended September 30, 2006, compared to $4.3 million for the quarter ended September 30, 2005. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended September 30		$ Change
(amounts in thousands)	2006	2005
Occupancy expenses	$3,142	$2,993	$149
Off-net connectivity charges	1,952	1,099	853
Maintenance and repair and other costs	172	168	4

Total Cost of Services	$5,266	$4,260	$1,006

Occupancy expenses represented 59.7% of cost of services or $3.1 million for the quarter ended September 30, 2006, an increase of $0.1 million as compared to 70.3% or $3.0 million for the quarter ended September 30, 2005. This increase was due to increases in colocation and cross-connection charges and an increase in electric utility usage.

Off-net connectivity charges were 37.1% of cost of services or $2.0 million for the quarter ended September 30, 2006, compared to 25.8% of the cost of services or $1.1 million for the quarter ended September 30, 2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.3% or $0.2 million of cost of services for the quarter ended September 30, 2006, compared to 3.9% or $0.2 million for the quarter ended September 30, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.1 million of our cost of services for each of the quarters ended September 30, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2006 were $3.8 million compared to $4.1 million for the quarter ended September 30, 2005. Personnel costs, which were consistent over the periods, represented 62.6%, or $2.4 million, of selling, general and administrative expenses for the quarter ended September 30, 2006 compared to 57.6%, or $2.4 million, for the quarter ended September 30, 2005. Professional fees were $0.3 million for the quarter ended September 30, 2006, compared to $0.4 million for the quarter ended September 30, 2005, due to on going cost containment initiatives. Marketing expenses decreased by $0.1 million from the three months ended September 30, 2005 also due to on going cost containment initiatives. We anticipate selling, general and administrative expenses to increase modestly throughout 2006 with the general growth of our business.

Stock related expenses, included in selling, general and administrative expenses, for each of the quarters ended September 30, 2006 and 2005 were $0.2 million and $0.1 million, respectively. This non-cash expense relates to the amortization of restricted stock and stock options granted to our employees. The restricted shares that have been granted prior to 2006 become unrestricted on the tenth anniversary of the grant date while share granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. Effective January 1, 2006, we adopted SFAS No. 123(R) applying the modified prospective method. An incremental stock compensation expense increase of approximately $30,000 was recognized during the third quarter of 2006 on existing unvested and newly issued stock options. As a result of our decision to adopt the modified prospective method, prior period results have not been restated, as permitted by SFAS No. 123(R).

Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2006 was $2.3 million, compared to $2.2 million for the quarter ended September 30, 2005.

Interest Income. Interest income for the quarter ended September 30, 2006 was approximately $47,000, compared to approximately $21,000 for the quarter ended September 30, 2005. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended September 30, 2006 and 2005 was $0.6 million and $0.7 million respectively. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, and this interest rate change is included in the twentieth amendment to the credit agreement underlying our credit facility.

Net Loss. We reported a net loss of $1.5 million for the quarter ended September 30, 2006 compared to a net loss of $2.5 million for the quarter ended September 30, 2005. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging a credit facility with a group of lenders. We had a loss from operations and a net loss for the nine months ended September 30, 2006 of $3.8 million and $5.6 million, respectively, compared to a loss from operations and a net loss of $10.1 million and $11.7 million, respectively, for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, cash provided by operating activities was approximately $3.0 million, and cash purchases of property, plant and equipment were $1.9 million, compared to cash provided by operating activity and cash purchases of property, plant and equipment of $0.9 million and $1.9 million, respectively, for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, we received $2.0 million in net cash from financing related activities. For the nine months ended September 30, 2005, we used $1.4 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our operations

On March 22, 2006, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, we also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, we paid our placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of our Board of Directors, was (and is currently) associated with the placement agent but did not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. We also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement.

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

On March 22, 2006, we executed a twentieth amendment to the credit agreement with our lenders, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extended the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also set the applicable interest rate to 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due at maturity. The amendment also (i) required us on or before May 15, 2006, to engage a financial advisor to assist us in preparing a comprehensive strategic business plan and (ii) requires us on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the board of directors and incorporated adjustments to the financial covenants of our credit facility. On April 24, 2006, we engaged a financial advisor to assist us in preparing a comprehensive strategic business plan.

As a condition to the lenders entering into the twentieth amendment, we entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which we agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. We determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 4.72%, expected dividend yield of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and will be amortized over the remaining life of the credit facility. In connection with the Warrant Agreement, we entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which required us to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

On May 16, 2006, we issued $0.7 million in letters of credit under our current credit facility to replace cash security deposits previously placed with landlords.

As of September 30, 2006, we had $14.2 million of indebtedness outstanding under our credit facility and $5.5 million of outstanding letters of credit. In addition, we had $0.1 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was fixed at 9.0%. We were in full compliance with all of the covenants contained in the credit agreement as of September 30, 2006. Our financial covenants include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, maximum consolidated leverage ratio, minimum consolidated interest coverage ratio, and a minimum cash balance. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our credit agreement, if necessary. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy our obligations under our credit agreement, or will be on terms that are satisfactory to the lenders.

We spent $1.7 million in capital expenditures during the nine months ended September 30, 2006, primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $1.9 million for the nine months ended September 30, 2005. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2006, we expect to invest a total of $2.5 million to $3.0 million in capital expenditures, primarily for customer order activity, the expansion of certain of our facilities and new product initiatives. We also intend to upgrade certain information technology systems and key operations systems. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the nine months ended September 30, 2006, 18,750 shares of restricted stock were returned to us as the result of employee terminations.

As of October 30, 2006, we had 7,008,849 million shares of common stock outstanding, or 8,547,770 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

Other Factors

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

Our operations and ability to grow may be affected by numerous factors, including: the difficulty inherent in operating a company in a rapidly evolving market; our history of operating losses and cash flow deficits; our limited financial resources and uncertainty as to the availability of additional capital, if necessary, to fund our operations on acceptable terms, if at all; our success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that some of our customers and vendors may be experiencing; a lack of growth in demand for our services or the failure to manage the growth of our operations; the frequency of service interruptions on our networks and the scalability and reliability of our networks; the potential occurrence of a natural disaster or act of terrorism that could impact our networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for our services; the potential development by competitors of competing products and technologies; restrictions imposed on us as a result of our debt; and changes in the regulatory environment. Our failure to achieve certain operational results would violate certain debt covenants thereby potentially accelerating the outstanding balance under our credit facility for immediate payment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our cash in marketable security investments which invest in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than three months. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 10.1 – Change in Control Plan

Exhibit 10.2 – Form of Restricted Stock Agreement

Exhibit 10.3 – Form of Incentive Stock Option Agreement

Exhibit 31.1 – Section 302

Certification of Principal Executive Officer

Exhibit 31.2 – Section 302

Certification of Principal Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2006

FIBERNET TELECOM GROUP, INC.

By:	/ S / Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title:	Vice President-Finance and Chief Accounting Officer (Principal Financial Officer)

*	The Chief Accounting Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,136	$1,899
Accounts receivable, net of allowance of $412 at September 30, 2006 and $508 at December 31, 2005	2,810	2,299
Prepaid expenses	581	449

Total current assets	8,527	4,647
Property, plant and equipment, net	61,183	66,135
Other Assets:
Deferred charges, net of accumulated amortization of $2,566 at September 30, 2006 and $2,080 at December 31, 2005	909	828
Other assets	796	1,625

Total other assets	1,705	2,453

TOTAL ASSETS	$71,415	$73,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,592	$3,762
Accrued expenses	3,895	4,251
Notes Payable, current portion	300	—
Deferred revenues, current portion	1,726	1,194

Total current liabilities	9,513	9,207
Long-Term Liabilities:
Notes payable, less original issue discount of $518 and $888 at September 30, 2006 and December 31, 2005, respectively	13,342	13,298
Deferred revenues, long term	3,661	3,786
Other long-term liabilities	1,226	946

Total Long-Term Liabilities	18,229	18,030

Total Liabilities	27,742	27,237
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,008,849 and 5,274,600 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	7	5
Additional paid-in-capital	443,739	440,555
Deferred rent (warrants)	(1,602)	(1,732)
Accumulated deficit	(398,471)	(392,830)

Total stockholders’ equity	43,673	45,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,415	$73,235

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Nine Months Ended September 30,
	2006	2005
Revenues	$28,893	$24,951
Operating expenses:
Cost of services (exclusive of items shown separately below)	14,455	12,202
Selling, general and administrative expense	11,525	13,368
Impairment of property, plant and equipment	—	2,812
Depreciation and amortization	6,742	6,644

Total operating expenses	32,722	35,026

Loss from operations	(3,829)	(10,075)
Interest income	100	62
Interest expense	(1,912)	(1,717)

Net loss	$(5,641)	$(11,730)

Net loss per share—basic and diluted	$(0.92)	$(2.28)
Weighted average common shares outstanding—basic and diluted	6,116	5,139

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three Months Ended September 30,
	2006	2005
Revenues	$10,377	$8,634
Operating expenses:
Cost of services (exclusive of items shown separately below)	5,266	4,260
Selling, general and administrative expense	3,821	4,104
Depreciation and amortization	2,267	2,153

Total operating expenses	11,354	10,517

Loss from operations	(977)	(1,883)
Interest income	47	21
Interest expense	(610)	(650)

Net loss	$(1,540)	$(2,512)

Net loss per share—basic and diluted	$(0.23)	$(0.49)
Weighted average common shares outstanding—basic and diluted	6,650	5,179

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,641)	$(11,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,742	6,644
Stock related expense	571	386
Deferred rent expense	130	130
Impairment of property, plant and equipment	—	2,812
Other non-cash items	830	930
Change in assets and liabilities:
(Increase) decrease in accounts receivables	(511)	2,286
(Increase) in prepaid expenses	(132)	(9)
Decrease in deferred charges	—	525
Decrease in other assets	755	—
(Decrease) in accounts payable	(170)	(348)
Increase in accrued expenses and other long-term liabilities	60	760
Increase (decrease) in deferred revenues	407	(1,491)

Cash provided by operating activities	3,041	895

Cash flows from investing activities:
Decrease in restricted cash	—	1,881
Capital expenditures	(1,850)	(1,934)

Cash used in investing activities	(1,850)	(53)
Cash flows from financing activities:
Proceeds from debt financings	—	1,000
Payment of financing costs of debt financings	(7)	(427)
Payment of financing costs of equity financings	(152)	—
Repayment of notes payable	—	(1,975)
Proceeds from issuance of equity securities	2,205	—

Cash provided by (used in) financing activities	2,046	(1,402)

Net increase (decrease) in cash and cash equivalents	3,237	(560)
Cash and cash equivalents at beginning of period	1,899	2,909

Cash and cash equivalents at end of period	$5,136	$2,349

Supplemental disclosures of cash flow information:
Interest paid	$1,421	$871

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing complex interconnection services enabling the exchange of voice, video and data traffic between global networks. The Company owns and operates integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises. The Company operates with the highest levels of reliability and resiliency to deliver core network backbone services for mission critical requirements.

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc. (“Operations”), a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. Operations owns all of the outstanding common stock of FiberNet Telecom, Inc. (“FTI”), a Delaware corporation, and the remaining 4% of Devnet. FTI owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, LLC (“Equal Access”), also a New York limited liability company. FTI also owns all of the outstanding membership interests of Availius, LLC (“Availius”), a New York limited liability company, created in November 2005. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Availius, Local Fiber and Equal Access.

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

The Company’s operations and ability to grow may be affected by numerous factors, including the state of the telecommunications industry; the difficulty inherent in operating a company in a rapidly evolving market; its history of operating losses and cash flow deficits; its limited financial resources and uncertainty as to the availability of additional capital to fund its operations on acceptable terms, if at all; its success in maintaining carrier hotel lease agreements and license agreements with building owners and in obtaining additional agreements; the financial difficulties and instability that its customers and vendors may be experiencing; a lack of growth in demand for its services or the failure to manage the growth of its operations; the frequency of service interruptions on its networks and the scalability and reliability of its networks; the potential occurrence of a natural disaster or act of terrorism that could impact its networks; the potential loss of key personnel, information support systems or key software licenses; the potential for litigation from stockholders, customers, vendors or other third parties; continued pricing pressure and price competition for its services; the potential development by competitors of competing products and technologies; restrictions imposed on it as a result of its debt; and changes in the regulatory environment.

Under FiberNet’s current operating plan, as adjusted for the twentieth amendment to its credit facility (see Note 7), the Company does not anticipate requiring any additional external sources of capital to fund its operations for the balance of the calendar year. However, from time to time, the Company may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

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

All inter-company balances and transactions have been eliminated.

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

As of September 30, 2006 and 2005, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying condensed consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.4 million for each of the nine months ended September 30, 2006 and 2005. The Company recorded revenues from this reciprocal agreement for transport services of approximately $0.1 million for each of the three months ended September 30, 2006 and 2005. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the nine months ended September 30, 2006 and 2005 was approximately $0.4 million. The total amount expensed for services rendered under the reciprocal agreement for each of the three months ended September 30, 2006 and 2005 was approximately $0.1 million.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments, except for notes payable, are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill and certain intangible assets no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of September 30, 2006.

Deferred Charges

Deferred charges are primarily comprised of deferred financing costs, which are amortized over the term of the related credit facility.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by including the dilutive effect of common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Dilutive options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months and the three months ended September 30, 2006 and September 30, 2005, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions. As of September 30, 2006, there was one customer that accounted for 10.1% of the Company’s total accounts receivable. As of December 31, 2005, one customer accounted for over 15.1% of the Company’s total accounts receivable.

For the three and nine months ended September 30, 2006 and 2005, there was no individual customer that accounted for over 10.0% of the Company’s total revenue.

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

As of September 30, 2006, the Company had an allowance for doubtful accounts of $0.4 million. During the nine months ended September 30, 2006, the Company wrote off $0.1 million of unrecoverable accounts to the allowance for doubtful accounts, and $40,000 was recorded to bad debt expense. As of September 30, 2005, the Company had an allowance for doubtful accounts of $0.5 million. During the nine months ended September 30, 2005, the Company wrote off approximately $0.2 million in the allowance for doubtful accounts, and there were no charges to the bad debt expense.

Equity Incentive Plan

The Company occasionally makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of September 30, 2006, the Company has 1,285,924 shares authorized for issuance under our Equity Incentive Plan, which includes the increase of 500,000 shares approved by shareholder vote at the Annual Stockholders Meeting on June 14, 2006. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four or ten year period before it becomes unrestricted.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its stock-based awards and, accordingly, recognized no compensation cost for its equity incentive plan other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December

31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

	For the nine months ended September 30,
(amounts in thousands)	2006	2005
On-net transport revenue	$16,229	$14,916
Off-net transport revenue	5,878	3,933
Colocation revenue	6,296	5,417
Access revenue	490	685

Total Revenue	$28,893	$24,951

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

3. EQUITY INCENTIVE PLAN

In December 2004, the FASB issued SFAS No. 123(R), which establishes accounting for shares-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123(R).

On January 1, 2006, the Company adopted SFAS No. 123(R), applying the modified prospective method. Prior to the adoption of

SFAS No. 123(R), the Company applied the provisions of APB No. 25, in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the three quarters of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting period, net of estimated forfeitures.

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock-based awards. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the nine and three months ended September 30, 2005:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
(in thousands, except per share data) (unaudited)
Net loss, as reported	$(11,730)	$(2,512)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(111)	(37)

Pro forma net loss	$(11,841)	$(2,549)
Net loss per share:
As reported: Basic and diluted	$(2.28)	$(0.49)
Pro forma: Basic and diluted	$(2.30)	$(0.49)

Before adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants that occurred during 2004: risk-free interest rate of 4.29%, expected dividend yield of 0%, expected life of seven years to expiration and expected volatility of 295%. There were no stock option grants during the year ended December 31, 2005.

On August 17, 2006, the Company issued 703,000 shares of restricted stock that become unrestricted four years after the grant date, and 75,000 stock options with a strike price of $2.11 per share and that vest in three equal annual installments. The Company determined the fair value of the options issued to be $0.1 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 4.82%, expected dividend yield of 0%, expected life of six years to expiration and expected volatility of 133%.

The expected volatility assumption used in the Black-Scholes option-pricing model was based solely on historical volatility, calculated using the historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. Beginning on January 1, 2006, the expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term of 3 years and the contractual term of 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The Company does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

As part of the requirements of SFAS No. 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on relevant historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that the actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

During the first nine months of 2006 the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of approximately $0.1 million. The incremental stock-based compensation expense caused net loss to increase by approximately $0.1 million, and basic and diluted earnings per share to decrease by $0.01 per share. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated, as permitted by SFAS No. 123(R).

A summary of stock option activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	71,108	$322.26
Granted	75,000	2.11
Exercised	—	$—
Forfeited	(3,716)	$345.78

Outstanding at September 30, 2006	142,392	$152.63	7.8	$$59,250

Exercisable at September 30, 2006	67,043	$321.73	5.5	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All exercisable and cancelled options during the first nine months of 2006 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	12,740	$11.34
Granted	75,000	2.11
Vested	(11,845)	$11.34
Forfeited	(546)	11.19

Nonvested at September 30, 2006	75,349	$2.17

At September 30, 2006, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 2.9 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 703,000 shares of restricted stock during the first nine months of 2006 that become unrestricted four years after the grant date.

As of September 30, 2006, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.8 million, which is expected to be recognized over a weighted-average period of approximately 5.0 years. The Company recognized compensation expense of approximately $0.4 million during the first nine months of 2006 on existing restricted stock awards.

During the nine months ended September 30, 2006, 18,750 shares of restricted stock were returned to the Company as the result of employee terminations, and during the nine months ended September 30, 2005, 3,098 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted in 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of September 30, 2006 and December 31, 2005 the outstanding shares of restricted stock totaled 1,127,678 and 443,428, respectively.

For the nine months ended September 30, 2006 and 2005, total stock-based compensation was $0.6 million and $0.4 million, respectively. For the three months ended September 30, 2006 and 2005, total stock-based compensation was $0.2 million and $0.1 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Computer software	$537	$350
Computer equipment	736	534
Leasehold improvements	31	30
Office equipment and furniture	174	146
Network equipment and infrastructure	106,892	105,596

Subtotal	108,370	106,656
Accumulated depreciation	(47,187)	(40,521)

Property, plant and equipment, net	$61,183	$66,135

Depreciation expense on property, plant and equipment was $6.7 million and $6.5 million for the nine months ended September 30, 2006 and 2005, respectively. Depreciation expense on property, plant and equipment was $2.2 million for the three months ended September 30, 2006 and $2.1 million for the three months ended September 30, 2005.

5. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The transaction was structured as an acquisition of assets, and the purchase agreement included an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility, which if payable, will be paid in shares of the Company’s common stock.

On March 22, 2006, the Company entered into an amendment to the purchase agreement. The terms of the amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive to January 30, 2006. As of September 30, 2006, there have been no additional costs recorded in connection with the extension and no additional shares have been earned in accordance with the terms of the “earn-out” provision.

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

On May 4, 2005, the Company entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. As a result of the termination of the Con Ed Agreement, on May 4, 2005, the Investor Purchase Agreement, which the Company entered into to finance the acquisition of CEC, terminated pursuant to its terms. The Termination Agreement contains mutual releases of liability. The Company did not incur any early termination penalties in connection with the termination of the Con Ed Agreement or the Investor Purchase Agreement. As a result of the termination of the Con Ed Agreement and the Investor Purchase Agreement the Company included a total of $1.1 million of transaction costs in selling, general and administrative expenses for the nine months ended September 30, 2005.

7. SIGNIFICANT EVENTS

On August 17, 2006, the Company adopted the FiberNet Telecom Group, Inc. Change in Control Plan (the “Plan”). Pursuant to the terms of the Plan, members of senior management are entitled to certain benefits upon a termination of employment (other than a termination by FiberNet for “Cause” or by an employee without “Good Reason” as such terms are defined in the Plan) that occurs within one year after a Change in Control event (as defined in the Plan). Specifically, each Vice President and Senior Vice President shall be entitled to a cash payment of 50% of his or her current base salary and the President shall be entitled to a cash payment of 100% of his or her current base salary, plus a pro-rated portion of his or her annual bonus. FiberNet shall also pay the premiums for continued health care coverage for six months for each Vice President and Senior Vice President and for 12 months for the President.

In addition, the Plan provides that if the benefits payable in connection with a Change in Control event are subject to an Excise Tax (as defined in the Plan), then (i) for the President, FiberNet agrees to make such individual whole by making a gross-up payment, such that the net total amount of benefits actually received is equal to those benefits calculated as if only standard income taxes, and not the Excise Tax, had applied, and (ii) for each Vice President and Senior Vice President, FiberNet shall pay to such individual the greater of (A) the total value of the benefits payable if reduced to avoid triggering the Excise Tax or (B) the total value of the benefits payable even if the Excise Tax applies, such that the net total amount of benefits actually received by such individual is maximized.

On May 16, 2006, the Company issued $0.7 million in letters of credit under its current credit facility to replace cash security deposits previously placed with landlords.

On March 22, 2006, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which the Company issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds to the Company of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, the Company also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, the Company paid its placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of the Company’s board of directors was (and is currently) associated with the placement agent but did not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. The Company also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement. The Company recorded the fees incurred as a result of the Stock Purchase Agreement as a reduction of the net cash proceeds.

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

On March 22, 2006, the Company and the lenders executed a twentieth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extends the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also fixed the applicable interest rate at 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due on maturity. The amendment also (i) required the Company on or before May 15, 2006, to engage a financial advisor to assist the Company in preparing a comprehensive strategic business plan and (ii) requires the Company on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the Company’s board of directors and incorporated adjustments to the financial covenants of the credit facility. During the quarter ended March 31, 2006, the Company expensed $0.1 million for fees related to the twentieth amendment of the credit agreement which was determined to represent a modification of terms under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” On April 24, 2006, the Company engaged a financial advisor to assist us in preparing a comprehensive strategic business plan.

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