Form 10-K
period 2006-12-31
FIBERNET TELECOM GROUP INC\
filed 2007-04-02
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

Common Stock, par value $.001 per share

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $2.12, the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $9,033,094.

As of March 29, 2007, the registrant had 7,341,799 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2007.

PART I

ITEM 1.	BUSINESS

Overview

We provide complex interconnection services enabling the exchange of voice, video and data traffic between multiple, global networks. We own and operate integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. Our network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers and service providers. We operate with the reliability and resiliency to deliver core network backbone services for mission critical requirements.

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

Industry Background

Due in large part to the advent of the Internet and innovations in optical technology, there have been significant advancements in communication services. Growth in bandwidth intensive applications and services has driven additional demand for transmission capacity. The number of national and international communication networks has increased, and businesses and consumers are increasingly relying on these networks to enable new means of communications and to conduct mission critical operations. A greater emphasis has also been placed on network resiliency, security and speed. The demand for seamless transmission of voice, video and data traffic both locally and globally has driven the need for the efficient and reliable interconnection of these numerous independent networks.

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

•

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

•

Rights of way. Installing new broadband networks requires the use of numerous rights of way, which are controlled by many different public and private entities in each metropolitan area. Securing access to riser systems in carrier hotels and data centers to install vertical infrastructure between floors is particularly difficult.

Needs of Telecommunications Service Providers in Gateway Metropolitan Areas

Service providers are seeking gateway network capabilities that allow them to rapidly and cost-effectively interconnect their networks with each other in a highly reliable manner. In particular, they seek:

•

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

•

Reliable, High-Capacity Network. Service providers desire a broadband network with the robust transmission capacity to maximize the speed of their services and with a reliable quality of service to ensure the delivery of their traffic. Further, to offer a full range of services, providers are seeking a network that can incorporate multiple transmission protocols and new technologies.

•

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

Full Range of Services. Our transport services provide high-bandwidth connectivity to carriers between their major points of presence. We offer these services via multiple transmission protocols, including both domestic and international standards, as well as utilizing emerging standards and technologies. We offer services to extend the range of connectivity beyond our gateway markets, providing a single-source solution for our customers’ networking requirements.

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

Network Architecture. To provide high quality network services to our customers, we have deployed what we believe to be an advanced optical and electrical network architecture. Features of this network architecture include:

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

Rapid Provisioning of Services. Our optical network gives us the ability to provision new circuits in as little as eight business days through our centralized Network Operations Center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers’ bandwidth requirements. Our customers can order capacity with minimal lead-time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers’ decisions to order our services.

Our goal is to be the preferred facilities-based provider of network interconnection services in our markets. We serve select major carrier hotels in our markets with end-to-end connectivity that enables our customers to utilize advanced services and applications to rapidly interconnect their own networks. Our focused strategy for achieving these goals includes the following key elements:

Establish our position as a leading provider of interconnectivity within and between carrier hotels. We have deployed fiber optic transport infrastructure in eight major carrier hotels in New York City, two major carrier hotels in New Jersey, one major carrier hotel on Long Island, and five major carrier hotels in Los Angeles. By establishing our presence in multiple carrier hotels, we hope to expand the geographic reach of our networks and increase the size of our customer base. In addition, this presence increases our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

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

VoIP Services. We offer VoIP services through our product suite called Phonomenum®. It is a carrier-grade technology platform that enables communications providers to exchange VoIP traffic. Phonomenum® is built on an Ethernet switching architecture, incorporating gateway functionality, switch partitioning capabilities and an ENUM registry. The platform also enables the migration of legacy voice traffic to an IP environment and also exchanges domestic and international voice traffic between legacy systems.

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

Communications Access Management

In certain commercial office buildings, we manage the communications access and infrastructure for the buildings. We enter into agreements with service providers so that they may provide services to tenants in the buildings.

Network Design and Architecture

We have and will continue to design, develop and construct networks and facilities for interconnectivity in our markets. Our networks have five components: carrier hotel facilities, meet-me-rooms, metropolitan transport networks, FINs and a NOC.

Carrier Hotel Facilities

A carrier hotel facility is an environmentally controlled, secure site within a carrier hotel that is designed to house carrier transmission and networking equipment. At these facilities we establish the interconnection of our metropolitan transport networks with other service providers’ networks. This interconnection of networks enables us to transfer other carriers’ traffic onto our networks and provide transport services to them. In addition to utilizing our carrier hotel facilities to interconnect with service providers, we also provide colocation and other ancillary services at certain of these facilities.

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

FiberNet In-Building Networks (FINs)

Our FINs are advanced central distribution networks that we deploy in certain carrier hotels and commercial office properties to provide communications transport within the building. The design specifications for our FINs are tailored to each building and we are committed to building the most secure, reliable fiber-optic systems that adhere to the highest technical standards in the industry. We strive to provide a system that is flexible, expandable, and able to meet the needs of our customers.

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

By extending our networks vertically in riser systems and laterally into customers’ suites, we are able to provide a maximum means of end-to-end connectivity to our customers. We have constructed our FINs in 6 carrier hotels in New York and Los Angeles and in 20 commercial office properties in New York and Chicago.

Network Operations Center

We monitor and manage traffic on our networks from our NOC located in Newark, New Jersey at a location that is physically diverse from our core network assets. Our NOC is responsible for proactively managing all network and customer incidents, and it uses a combination of network monitoring and provisioning tools to handle most incidents remotely.

It enables us to provision connectivity to any point on our networks and to provide timely customer support and maintenance from a centralized location. Our networks are monitored and maintained 24 hours a day, 365 days a year by our trained technical staff. The NOC has been constructed to ensure survivability. It has its own back-up power systems and emergency support capabilities.

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

Customers

We have a broad target customer base. Our technologically advanced network infrastructure meets the needs not just of small- and medium-sized network users but also global carriers and service providers. Our customers include domestic incumbent carriers and competitive service providers, as well as Internet service providers and Internet-related companies. Because the flexibility of our networks allows us to interconnect with domestic subsidiaries of internationally based customers, we have made significant progress in growing the international segment of our customer base. We provide our services to many Post Telephone and Telegraph administrations, or PTTs. These are the communication service providers that had monopolies in their respective countries, where markets are increasingly being deregulated, such as in Europe as well as other parts of the world.

As of December 31, 2006, our customers included AT&T, Bell Canada, British Telecom, Cable & Wireless, China Telecom, China Netcom, Reliance, France Telecom, KPN, Level 3, NTT America, Qwest, Sprint, TeliaSonera, T-Systems (formerly Deutsche Telekom), Verizon and VSNL. We enter into contracts with our customers with terms ranging from one month to 15 years.

Many of our customers made sizable investments building new communication networks, multiplying the amount of available transmission capacity. However, the expected demand for broadband connectivity was not realized in many segments of the market. Although applications for telecommunications network capacity have been developed, the actual demand to date for capacity from those applications did not meet industry expectations. As a result, this unrealized demand for bandwidth created significant excess capacity, depressing the market for communications services. There was an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings and business failures in recent years, which contributed to the financial distress that many companies in the telecommunications industry experienced. While the number of bankruptcies has declined, we believe that other customers may file for bankruptcy or experience other financial distress in the future.

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

Fixed Wireless Service Providers. We also compete with fixed wireless service providers. Fixed wireless service providers can provide high-speed communications services using microwave or other facilities or satellite earth stations on building rooftops.

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

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last ten years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934 (the “Act”).

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

As a competitive provider of local and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to contribution to numerous funds to the extent we provide interstate services or obtain numbers for end user customers. These funds include the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low-income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 9.7% of gross interstate end-user telecommunications revenues for the first quarter of 2007, and may be higher in subsequent quarters and years. The FCC is reviewing its current universal service assessment, contribution, and recovery rules. Changes to the universal service rules could affect our revenues. FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross interstate end-user telecommunications revenues. Our contribution obligations historically have been minimal because our customer base has been predominately carriers that essentially resell our services rather than end users. Our contribution obligations could increase should we provide more services to end users.

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

As discussed under our state regulation section, Local Fiber provides local transport services and has obtained authorization as a CLEC to provide telecommunications services in the states of New York, New Jersey, and California. However, because of the nature of Local Fiber’s service offerings, not all CLEC obligations will apply to us. As a CLEC, Local Fiber is subject to any requirement imposed by the FCC that is generally applicable to local exchange carriers or LECs. In addition, LEC regulations affect us to the extent that they have a direct effect on our carrier customers. Congress currently is considering wholesale changes to the Act, which could affect Local Fiber’s rights and obligations.

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

The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the Act. In order to foster competition in the local exchange market, the FCC initially required ILECs to offer access to certain portions of their communication networks (known as network elements) to CLECs at cost-based rates. The FCC has significantly reduced the number of network elements ILECs must make available to competitors. Although Local Fiber does not rely solely on network elements purchased from ILECs, the FCC has limited Local Fiber’s ability to obtain the elements of the ILECs’ networks at cost-based rates that Local Fiber requires to provide service to its customers. In addition, the FCC is reviewing its pricing regime for network elements. Any changes to the pricing scheme for network elements may affect Local Fiber’s revenues. To the extent our customers previously purchased unbundled network elements from the ILEC, revisions regarding access to ILEC network elements or the pricing of those network elements, could affect the growth opportunities for some of our customers and thus demand for our services. As part of its ongoing examination of the competitive marketplace, the FCC is currently examining several other competition-related issues, including whether to adopt a set of performance measures and standards that could improve enforcement of ILECs’ wholesale obligations under the Act. The outcome of these proceedings may affect the rates, terms or conditions of our service offerings, and result in increased competition from ILECs with respect to some of our services.

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

The FCC also has issued decisions regarding the regulation of broadband services provisioned by ILECs and the appropriate regulatory treatment under the Act for a wireline carrier’s offering of broadband Internet access services. In September 2005, the FCC determined that wireline broadband Internet access service provided over a provider’s own facilities is an information service and therefore not subject to traditional common carrier regulation, including access regulations. In March 2006, the FCC failed to act on a petition for forbearance filed by Verizon, which asked the FCC to forbear from applying traditional common carrier regulation to certain high-capacity broadband services. The FCC’s inaction now allows Verizon to offer these services subject to very limited regulation. Other carriers have filed similar requests with the FCC. These decisions, and any similar ruling issued in the future, may result in increased competition from ILECs and CLECs with respect to some of our services and may affect the rates, terms or conditions of our service offerings.

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

Local Fiber must obtain and maintain certificates of authority from regulatory bodies in states where it offers intrastate telecommunications services on a common carrier basis. In most states, telecommunications providers must also file and obtain prior regulatory approval of tariffs for its regulated intrastate services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state law or regulations. Fines and other penalties also may be imposed for such violations. Local Fiber is currently authorized as a CLEC to provide intrastate services in New York, New Jersey, and California, and may seek additional authority in other states. Delays in receiving required regulatory approvals in other states could also have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. Intrastate access rates affect the costs of carriers providing intrastate long distance services and demand for our services and those that other carriers provide. Under the Act, state commissions have jurisdiction to arbitrate and review negotiations between local telephone companies and CLECs regarding the prices local telephone companies charge CLECs for interconnection and resale. In setting these prices, state commissions must use a forward-looking cost methodology as required by the FCC, and later upheld by the Supreme Court. A state may also impose telecommunications taxes and fees for state-level universal service and other programs on providers of services within that state.

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

Non-Telecommunications Services

Our subsidiaries, Equal Access, Availius, and Devnet are not subject to telecommunications carrier regulation. Unlike a telecommunications carrier, Equal Access and Devnet do not hold their offerings out to the general public for a fee. Moreover, Equal Access and Devnet do not use public rights-of-way that may trigger local regulation. Equal Access and Devnet have entered into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access and Devnet merely provide the in-building capacity over which telecommunications service providers may provide telecommunications services, including access to the public telephone system that enables a tenant to reach any point on the public telephone system. However, certain proposals have been made before Congress and the FCC that could have an adverse impact on Equal Access’ and Devnet’s exclusive contractual rights, in certain buildings, to provide such capacity. Availius is an intellectual capital and resource company that leverages FiberNet’s expertise and implementation capabilities to provide turn-key results for network, infrastructure and wide-ranging business needs. Availius offers full-service capabilities to sophisticated network operators and data facility users, and gives clients access to strategic direction and experienced personnel for overall project execution and management services.

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

As of December 31, 2006, there was no federal legal requirement that owners or managers of privately owned commercial office buildings give access to competitive providers of telecommunications services. However, the FCC is currently considering such a requirement and these types of requirements have been adopted in certain states. For example, regulations in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi-tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s rules prohibit carriers from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. New York also is currently considering the adoption of legislation that would protect telecommunications companies from discrimination when deploying facilities in multi-tenant buildings. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

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

Many parties petitioned the FCC for reconsideration of its building access order. The FCC has not acted on these petitions. In addition, the FCC has also issued a further notice requesting comments on, among other things, whether:

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

Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2007.

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

Employees

As of December 31, 2006, we had 67 employees, including 43 in engineering and network operations, 14 in sales and marketing and 10 in finance and administration. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

Factors Affecting our Business Condition

In addition to the other information and factors included in this report, the following factors should be considered in evaluating our business and future prospects:

We have and may continue to experience operating losses and net losses.

We may not achieve or sustain operating income or net income in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We expect to continue to incur operating losses and net losses in 2007. In 2004, we had an operating loss of $16.5 million and a net loss of $18.4 million. In 2005, we had an operating loss of $11.6 million and a net loss of $13.9 million. In 2006, we had an operating loss of $4.6 million and a net loss of $6.9 million.

You should also be aware that our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

•	the economic and competitive conditions in the communications and networking industries;

•	increased operating costs or pricing pressures we may experience;

•	the passage of legislation or other regulatory developments that may adversely affect us;

•	changes in technologies creating alternatives to our services or making our services and networks obsolete;

•	delays in implementing any strategic projects; and

•	our ability to operate our networks in a reliable and cost-effective manner.

The sector in which we operate is highly competitive.

We will encounter risks and difficulties frequently experienced by companies in rapidly evolving markets. We are at a competitive disadvantage to larger, more established competitors. We face competition from many entities with significantly greater financial resources, well-established brand names and larger customer bases. The entities that compete with us include wireless service providers, local telephone companies, long distance companies, competitive access providers, competitive local exchange carriers and competitive colocation providers. The numerous companies that compete in our markets expose us to severe price competition for our services. We anticipate that these competitive disadvantages may persist or even intensify for the foreseeable future. If additional competitors focus on our market, there may be intensified price competition which could have a material adverse effect on our business. Additionally, we may experience an increased number of service disconnections.

In the communications industry, continued pricing pressure from our competitors and an excess of network capacity may continue to cause prices for our services to decline.

In 2006, we continued to experience decreases in the prices of certain of our services. We anticipate that prices for broadband network services, in general, may continue to decline due primarily to the following:

•

price competition as various service providers continue to sell services at greatly reduced prices to absorb significant excess capacity in existing networks and continue to install additional networks that compete with our networks;

•	recent technological advances that permit substantial increases in the transmission capacity and more efficient utilization of both new and existing networks; and

•	strategic alliances, consolidations or similar transactions that increase customers’ purchasing power.

Many of our customers and vendors have experienced financial difficulties and have filed or may file for bankruptcy protection.

In the past few years, general economic weakness severely impacted the telecommunications industry. The expected demand for broadband connectivity was not realized in many segments of the market. As a result, there was an industry-wide slowdown in capital spending and a large number of industry-related bankruptcy filings. Many of our customers and vendors experienced financial distress, and some of them filed for bankruptcy protection.

We have contracts with communications providers that have filed for relief from creditors under the Bankruptcy Code, as well as contracts with other communications providers who may still yet file for bankruptcy protection. As a result, there is concern that some of our customers or vendors will not perform their obligations under our contracts with them because, in bankruptcy proceedings, the debtor, or trustee, as the case may be, has the right to reject certain contracts.

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

In the future, we may require additional capital to fund the further development of our networks and operation of our business.

Although we have substantially completed the build-out of our networks, we may selectively expand our facilities and networks in the future to respond to the following:

•	an increasing number of customers;

•	a specific customer demand;

•	demand for greater network capacity or colocation space;

•	the replacement of inadequate or malfunctioning network elements;

•	changes in our customers’ service requirements; or

•	technological advances.

In order to do so, we may need to raise additional funds through public or private equity or debt financings. If we raise funds through the issuance of equity securities, the ownership percentage of our then-current stockholders will be diluted and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through another bank credit facility or the issuance of debt securities, the holders of such indebtedness would have rights senior to the rights of the holders of our equity, and the terms of this indebtedness could impose restrictions on our ability to incur additional indebtedness, which could impede the successful execution of our business plan.

In addition, there can be no assurance that we will be able to successfully consummate any such financing on acceptable terms, or at all. Our inability to obtain additional financing, as needed, could have a material adverse effect on our business. We do not have any off-balance sheet financing arrangements, nor do we anticipate entering into any.

We must maintain our existing agreements for space in major carrier hotels or our business will be harmed.

Our business depends in large part upon our ability to lease space in carrier hotels to establish carrier hotel facilities where we can locate our networking equipment and interconnect with our customers. At a minimum, to provide our services in a particular metropolitan area, we must obtain and maintain space in the major carrier hotels in that area. There may be significant competition for space in major carrier hotels. Our inability to obtain additional space, or our inability to renew existing leases, would negatively impact our operations and have a material adverse effect on our business.

We may not be able to increase the number of our significant customers.

Historically, we have experienced significant disconnections of services by our customers and decreases in the prices of our services. In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers. This need is more critical as a wholesale carrier because our potential customers are a limited number of service providers. Therefore, it is essential for us to succeed at establishing and expanding customer relationships.

If we cannot maintain the scalability, reliability and speed of our network, potential customers will not use our services.

Our ability to manage a substantial amount of traffic on our networks while maintaining superior service is critical to the operations of our business. There is no assurance that our network will be able to maintain current quality of service as the number of our customers and amount of traffic grow. Our failure to maintain such level of service would significantly reduce customer demand for our services and have a material adverse effect on our business.

Service interruptions on our networks could expose us to liability or cause us to lose customers.

Our operations depend on our ability to prevent or mitigate any damages from power losses, network failures, transmission cable cuts or natural disasters. The failure of any equipment or facility on our networks could result in the interruption of service until we make the necessary repairs or install replacement equipment. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, which would reduce our revenues or increase our expenses, and we may be exposed to litigation from our customers. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or to have difficulty attracting new ones. Many of our customers’ communications needs are extremely time sensitive, and delays in delivery may cause significant losses to a customer using our networks. Our circuits may also contain undetected design defects or faults that, despite our testing, may be discovered only after our services are in use.

The occurrence of a natural disaster or act of terrorism in close proximity to our facilities would substantially harm our business.

The substantial majority of our facilities are located within the New York metropolitan area, with the remainder located in Los Angeles. In particular, our facilities located at 60 Hudson Street and 111 Eighth Avenue in New York City and 165 Halsey in Newark, New Jersey are critical to our business. Given the concentration of our facilities, the loss of one of our facilities through the occurrence of a natural disaster, fire or flood, or an act of terrorism would have a material adverse effect on our business, results of operations and financial condition. We may not carry sufficient insurance to compensate us for losses caused by such an occurrence, and we may not be able to operate our business after the loss of one of our facilities.

We may not be able to manage the growth of our operations.

We have rapidly and significantly expanded our operations. We anticipate that further expansion will be required to grow our customer base and successfully implement our business strategy. Our future performance depends in part upon our ability to manage our growth effectively. We may not be able to implement management information and control systems in an efficient and timely manner, and our current personnel and systems may not be adequate to support our future operations. If we are unable to manage our growth effectively, our business will suffer.

Our business may be harmed if our information support systems are not further developed.

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

We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our services. Most notably, we license Preside and MetaSolv TBS. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our services. Although we believe that there are alternative suppliers for the software that we rely upon, it could take a significant period of time to establish relationships with alternative suppliers and integrate their software into our services. The loss of any of our relationships with these suppliers could have a material adverse effect on our business.

We depend on key personnel.

We are highly dependent upon the efforts of our senior management team, none of whom currently has an employment agreement with us. The death or departure of any of our key personnel could have a material adverse effect on our business.

We may become the subject of litigation by our stockholders.

In addition to claims that may arise in the normal course of our business, certain stockholders may sue us in connection with our financing activities. The resolution of such a claim could be costly and time-consuming. Any litigation, even if we are successful, could result in substantial costs and diversion of resources and management attention. An adverse determination in any litigation could also subject us to significant liability, under the judgment of a court or by default.

Alternative technologies pose competitive threats.

In addition to fiber-optic technology, there are other technologies that can be used instead of our networks to provide more capacity and speed than traditional copper wire transmission technology, such as digital subscriber lines, or DSL, and wireless technologies. Furthermore, other new technologies may be developed that provide more capacity, reliability, scalability and speed than the fiber-optic technology we deploy. The development of new technologies or the significant penetration of alternative technologies into our target markets may reduce the demand for our services and consequently could have a material adverse effect on our business.

We have outstanding debt that may limit our ability to borrow additional money, restrict the use of our cash flows and constrain our business strategy. We may not be able to meet our existing debt obligations.

As of March 29, 2007, we had total outstanding debt of $14.0 million and $5.4 million of outstanding letters of credit. In addition, we have $0.6 million of availability in our revolving line of credit and $5.0 million of availability in a capital expenditure term facility, subject to compliance with the terms of the credit agreement. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement (which governs our credit facility) that expose us to certain risks and limitations, including the following:

•	principal amortization payments are required to be made quarterly beginning on July 1, 2008 and extend through maturity in 2012;

•	we have made affirmative financial covenants that we will breach if our financial results do not meet our expectations; and

•	we have agreed to certain negative covenants that may cause us to make choices regarding the operation of our business that we would not otherwise make.

You should be aware that our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. There can be no assurance that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future. Further, our borrowings under our credit facility are secured by substantially all of our assets, and our obligations under our facility are guaranteed by our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay any current network expansion projects, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations or comply with our covenants, we would be in default under our existing debt agreements, which would accelerate the repayment of our indebtedness. Our failure to achieve certain financial results would also violate our credit agreement, potentially accelerating the outstanding balance of our debt for immediate payment. To avoid a default, we may need waivers from third parties, which might not be granted.

Legislation and government regulation could adversely affect us.

We are subject to federal, state and local regulatory and taxing authorities that affect our services. The regulation and taxation of the communications industry can change rapidly and varies from state to state. Changes in the regulatory and taxing environment could affect our operating results by increasing competition, decreasing revenue, increasing costs and impairing our ability to offer services. Certain communications services are subject to significant regulation at the federal and state level. The Federal Communications Commission, or FCC, regulates communications carriers providing intrastate, interstate and international common carrier services. State public utility commissions exercise jurisdiction over intrastate communications services. The FCC and state public utility commissions do not regulate most enhanced services, which involve more than the pure transmission of customer provided information. Our subsidiary, Local Fiber, LLC, is regulated as a common carrier by virtue of its provision of communications services directly to the public for a fee. As a common carrier, Local Fiber, LLC is subject to extensive federal, state and local communications regulations, which include the payment of all applicable regulatory assessments.

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

As an access provider, we may incur liability for information disseminated through our networks. The law relating to the liability of access providers and on-line services companies for information carried on or disseminated through their networks is not yet settled. Although we have not been sued for information carried on our networks, it is possible that we could be. Federal and state statutes have been directed at imposing liability on Internet service providers for aspects of content carried on their networks. There may be new legislation and court decisions that may affect our services and expose us to potential liability.

As the law in this area develops, the potential imposition of liability for information carried on and disseminated through our networks could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any significant costs that we incur as a result of such measures or the imposition of liability could have a material adverse effect on our business.

Our principal stockholders, directors and executive officers currently control a significant percentage of the voting rights of our stock, and this may limit your ability to affect the outcome of any stockholder vote or exercise any influence over our business.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 31% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

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

We have neither declared nor paid any dividends on our common stock and do not anticipate paying cash dividends in the future. We currently intend to retain any earnings to fund our operations and future growth. Furthermore, our credit facility currently prohibits, and the terms of any future debt agreements or preferred stock will likely restrict, the payment of cash dividends on our common stock.

Our stock price is likely to be highly volatile.

The trading price of our common stock has been highly volatile. Failure to meet market expectations in our financial results could cause our stock price to decline. Moreover, factors that are not related to our operating performance could cause our stock price to decline. The stock market has periodically experienced significant price and volume fluctuations that have affected the market prices for securities of technology and communications companies. Consequently, you may experience a decrease in the market value of your common stock, regardless of our operating performance or prospects.

We could issue a substantial number of additional shares of common stock, which could adversely affect the trading price of our common stock.

We have approximately 1.2 million shares of common stock subject to issuance upon exercise of outstanding stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 2.	PROPERTIES

Our principal offices are located at 570 Lexington Avenue, in New York, New York where we lease an aggregate of approximately 12,195 square feet, of which we are subleasing approximately 5,100 square feet. The term for these premises expires in 2008. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 30,039 square feet, both of which expire in 2015. The lease at 111 Eighth Avenue is for 5,672 square feet and expires in 2015. In Newark, New Jersey, we lease a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street, which expires in 2016. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of certain commercial office buildings for our central equipment rooms. However, we regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock

On April 27, 2000, our common stock began trading on the Nasdaq National Market System under the ticker symbol “FTGX.” Prior to that time, our common stock was quoted on the OTC Bulletin Board under the same ticker symbol. On May 24, 2002, we received approval from The Nasdaq Stock Market to transfer our listing from the Nasdaq National Market System to the Nasdaq Capital Market System.

The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nadsdaq Capital Market System from January 1, 2005 through December 31, 2006:

	2006		2005
	High	Low	High	Low
Quarter ending March 31	$3.60	$1.53	$8.60	$5.00
Quarter ending June 30	$3.55	$1.87	$5.80	$2.22
Quarter ending September 30	$2.90	$1.70	$3.09	$1.43
Quarter ending December 31	$6.79	$2.83	$2.22	$1.50

As of March 29, 2007, there were 63 holders of record of our common stock and, according to our estimates, approximately 5,400 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

as of December 31, 2006

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	138,208	$136.33	35,561
Equity compensation plans not approved by security holders	274,407	$3.99	—

We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below.

Richard E. Sayers Stock Option Agreement, dated March 22, 1999, provided common stock purchase options to Mr. Sayers, a director, to purchase 833 shares at $562.50 per share, with an expiration date of March 22, 2009.

Settlement Warrants, dated December 20, 2002, provided common stock purchase warrants to a stockholder in settlement of certain litigation matters, to purchase an aggregate of 1,921 shares of our common stock at a purchase price of $0.30 per share, with an expiration date of December 20, 2007.

Settlement Warrants, dated February 28, 2003, provided common stock purchase warrants to certain stockholders in settlement of certain litigation matters, to purchase an aggregate of 16,667 shares of our common stock at a purchase price of $36.00 per share, with an expiration date of February 28, 2008.

Lease Amendment Warrants, dated October 29, 2004, provided common stock purchase warrants to 60 Hudson Owner LLC (successor to Westport Communications, LLC) in connection with the amendment of our leases at 60 Hudson Street, to purchase an aggregate of 254,986 shares of our common stock at a purchase price of $0.10 per share, with an expiration date of September 1, 2009.

Sales of Unregistered Securities

There are no recent sales of unregistered securities during the period covered by this report, which have not been previously disclosed in our public filings.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the balance sheet data as of December 31, 2006, and 2005 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those consolidated financial statements (including notes thereto). The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003, and 2002 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Revenues	$25,334	$26,604	$34,579	$33,824	$40,080
Operating expenses:
Cost of services (exclusive of items shown separately below)	7,537	8,806	13,776	16,444	20,224
Selling, general and administrative expenses	16,278	16,631	16,504	17,322	15,441
Impairment of property, plant and equipment	13,175	1,346	9,468	2,812	—
Impairment of goodwill	—	7,509	2,309	—	—
Depreciation and amortization	10,346	8,840	9,013	8,840	8,998

Total operating expenses	47,336	43,132	51,070	45,418	44,663

Loss from operations	(22,002)	(16,528)	(16,491)	(11,594)	(4,583)
Loss on early extinguishments of debt	(7,859)	(8,951)	—	—	—
Other income	—	—	—	—	21
Interest income	28	46	60	76	159
Interest expense	(7,571)	(2,342)	(1,963)	(2,417)	(2,522)

Net loss	(37,404)	(27,775)	(18,394)	(13,935)	(6,925)
Preferred stock dividends	(44)	—	—	—	—

Net loss applicable to common stockholders	$(37,448)	$(27,775)	$(18,394)	$(13,935)	$(6,925)

Net loss per share: basic and diluted	$(60.91)	$(7.47)	$(3.67)	$(2.69)	$(1.09)
Weighted average common shares outstanding: basic and diluted	615	3,719	5,018	5,174	6,359

On May 25, 2005, we completed our 1-for-10 reverse stock split previously approved by stockholders. On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these selected financial data have been adjusted to reflect these reverse stock splits.

	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$3,788	$3,488	$2,909	$1,899	$6,802
Other current assets	3,505	6,876	6,832	2,748	3,864
Property, plant and equipment, net	95,122	86,958	74,123	66,135	59,534
Total assets	113,795	99,618	87,725	73,235	71,732
Long-term liabilities	31,080	19,769	11,155	18,030	18,765
Total stockholders’ equity	68,598	64,734	59,236	45,998	43,020

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity and related services to other communications service providers. Revenues are derived from four general types of services:

•

On-net transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (“FINs”). Over our metropolitan transport networks, we can provision circuits from one of our carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier hotel facility or an on-net building. In addition, we provide other interconnection services, including hubbing to aggregate lower bandwidth endlink circuits into a single, higher bandwidth circuit and protocol conversion to exchange traffic between domestic and international circuits and next generation Ethernet, IP and VoIP technologies.

•

Off-net transport services. We provide our customers with circuits on networks that we do not own. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers.

•

Colocation services. Our colocation services include providing customers with racks, cabinets and customized cages to locate their communications and networking equipment at certain of our carrier hotel facilities in a secure technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our commercial office buildings.

•

Communications access management services. Our access management services include providing our customers with the access to market and provide their retail communications services to tenants in certain commercial office buildings.

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to 15 years in length. Our customers typically elect to purchase services for an initial contracted period of one year with month-to-month renewals. All of our revenues are generated in the United States of America.

Our services are typically sold under fixed price agreements. In the case of transport services, we provide an optical circuit or other means of connectivity for a fixed price. Revenues from transport services are not dependent on customer usage or the distance between the origination point and termination point of a circuit. The pricing of colocation services is based upon the size of the colocation space or the number of colocation units, such as cabinets, provided to the customer. Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. We have experienced price declines for some of our services over the past year due to industry trends, with transport services experiencing the greatest decreases. We expect our operating results to continue to be impacted by decreases in the prices of certain of our services.

The growth of our revenue is dependent in part upon our ability to provide additional services in our existing facilities. We also believe that the majority of the growth in our revenues will come from our existing customers. Consequently, our growth in revenue is largely dependent on the underlying growth of our customers’ businesses and their need for our services within the facilities that we already operate. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is decreasing due to industry consolidation. In addition, we currently do not anticipate expanding our network infrastructure to other carrier hotel facilities or commercial office buildings. Within each of our existing facilities, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

We typically begin our sales cycle by entering into a master services agreement. This document outlines the legal and business terms, operating specifications and commercial standards that are required of us by the customer. Customers can order a specific service or, alternatively, they can purchase general availability on our networks or in our facilities on a recurring basis.

Customers primarily purchase services from us only on an as-needed basis, when their network requirements mandate an immediate need for additional services. Generally, they have not elected to purchase general availability on our networks, nor have they purchased services on a speculative basis. We also experience disconnections of transport services, as customers groom their networks to eliminate excess capacity. This loss of revenues can have a significant negative impact on our financial results.

Our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more limited basis. The growth in transport revenues that we have experienced on a quarterly basis in 2005 and 2006 is a result of an increase in the number of circuits that we have provisioned, which has served to offset in part disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide. The scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services.

Our off-net transport services provide our customers with circuits on networks that we do not own. They accounted for over 20% of our total revenues in 2006. We purchase circuits from other wholesale telecommunications carriers and sell this connectivity to our customers. We offer these services in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas. The off-net transport services segment is the fastest growing portion of our business.

Currently our colocation services produce just over 20% of our revenues. Our colocation services have not experienced the same level of disconnections and price declines as our transport services. The physical constraints of available colocation space in our facilities and our competitors’ facilities have limited the supply imbalance that developed in the connectivity market. In addition, unlike the fluctuations in demand for bandwidth based upon end-user usage, demand for colocation space is more stable because of the consistent need for a location to place networking equipment. As a result, prices for colocation have not decreased as much as those of transport, and carriers are less likely to terminate colocation contracts. However, the growth prospects of our colocation services are not as great as those of our transport services, as we are limited in the amount of colocation space that we can sell without making a significant investment in additional colocation facilities. Our ability to expand the capacity of our transport networks is much greater due to technological advancements in fiber optics, such as dense wave division multiplexing or DWDM.

Our access management services business has been steadily declining, and we expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

Cost of Services. Cost of services is associated with the operation of our networks and facilities. The largest component of our cost of services is the occupancy expenses at our carrier hotel facilities and commercial office buildings. These occupancy expenses primarily represent rent expense, utility costs and license fees under direct leases with landlords. They also include charges for colocation space in other carriers’ facilities and cross connection fees to interconnect our networks with other carriers’ networks. Most of our license agreements for our commercial office buildings require us to pay license fees to the owners of these properties. In addition, our two leases at 60 Hudson Street in New York City require us to pay license fees. These license fees typically are calculated as a percentage of the revenues that we generate in each particular building. In addition, we incur off-net connectivity charges for the costs of purchasing connectivity from other wholesale telecommunications carriers to provide our customers with transport services on networks that we do not own. As we provide additional off-net transport services, we will purchase more connectivity from other carriers. Other specific costs of services include maintenance and repair costs. With the exception of off-net connectivity charges and license fees, we do not anticipate that cost of services will change commensurately with any change in our revenues as our cost of services is generally fixed in nature.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs including stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 67 employees as of December 31, 2006 compared to 68 as of December 31, 2005. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Prior years’ expectations for growth in demand for broadband services did not materialize, resulting in significant excess capacity in existing communication networks. This excess supply of bandwidth and the intense competition among industry participants produced substantial pressure on the pricing of our services with significant decreases in recurring monthly charges. In addition, customer contracts and services have been cancelled, resulting in a loss of recurring revenues to us. We are unable to determine the extent to which additional contracts or services that we provide to our customers will be canceled, and we cannot forecast our ability to replace those canceled contracts with new contracts. As a result, our revenues, business operations and liquidity may continue to be negatively affected by the market environment.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

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

We have one reciprocal agreement, whereby we purchase services from one of our customers under a single agreement. The services provided and obtained through this agreement were priced at fair value as of the date of the agreement. We recognized the transport and colocation revenues from this agreement in accordance with our stated revenue recognition policy, and we concurrently recorded the expenses for colocation services as cost of services in our consolidated statements of operations. None of the expenses associated with our reciprocal agreement are capitalized. These costs are expensed as incurred. The reciprocal agreement accounted for $0.5 million of revenue in each on the years ended December 31, 2006, 2005 and 2004 which represents 1.2%, 1.4% and 1.4% of total revenue, respectively. For each of the years ended December 31, 2006, 2005 and 2004 the reciprocal agreement accounted for $0.5 million of our cost of services.

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

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Revenues. Revenues for the fiscal year ended December 31, 2006 were $40.1 million as compared to $33.8 million for the fiscal year ended December 31, 2005. We increased the number of our customers from 236 at the end of 2005 to 243 at the end of 2006, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are broken down as follows:

	For the year ended December 31,		Change
(amounts in thousands)	2006	2005
On-net transport revenue	$22,141	$20,102	$2,039
Off-net transport revenue	8,668	5,329	3,339
Colocation revenue	8,604	7,494	1,110
Access revenue	667	899	(232)

Total Revenue	$40,080	$33,824	$6,256

We recognized $22.1 million in on-net transport service revenues in 2006, up from $20.1 million in 2005. Off-net transport service revenues for 2006 were $8.7 million, up from $5.3 million in 2005. Revenues from colocation and other services were $8.6 million in 2006 compared to $7.5 million in 2005, and revenues from communications access management services declined to $0.7 million in 2006 from $0.9 million in 2005.

The majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have been experiencing. Off-net transport revenues increased over the same period last year as we continued to leverage our current customer base by providing services outside our gateway markets of New York/New Jersey and Los Angeles. Colocation revenues increased as we licensed additional caged space, cabinets and racks in our facilities. As we are approaching capacity at some of our colocation facilities, we have announced plans to invest in expanding these facilities to offer additional space to our customers. We expect transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2007. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2012. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For fiscal years 2006 and 2005, there were no individual customers that accounted for over 10% of our total revenues. Reciprocal agreements accounted for $0.5 million, or 1.2%, of revenues in 2006, consistent with $0.5 million, or 1.4%, of revenues in 2005.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $20.2 million in 2006, compared to $16.4 million in 2005. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the year ended December 31,		Change
(amounts in thousands)	2006	2005
Occupancy expenses	$12,660	$11,756	$904
Off-net connectivity charges	6,333	3,824	2,509
Maintenance and repair and other costs	1,231	864	367

Total Cost of Services	$20,224	$16,444	$3,780

Occupancy expenses represented 62.6% of cost of services or $12.7 million in 2006, an increase of $0.9 million as compared to 71.5% or $11.8 million in 2005. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage.

Off-net connectivity charges were 31.3% of cost of services or $6.3 million for the year ended December 31, 2006, compared to 23.3% of the cost of services or $3.8 million for the year ended December 31, 2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 6.1% or $1.2 million of cost of services for the year ended December 31, 2006, compared to 5.3% or $0.9 million for the year ended December 31, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.5 million of our cost of services for each of the years ended December 31, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 were $15.4 million compared to $17.3 million for 2005. Personnel costs, which were consistent over the period, represented 63.6% or $9.8 million of selling, general and administrative expenses for the year ended December 31, 2006 compared to 55.9% or $9.7 million for 2005. Professional fees for the year ended December 31, 2006 were $1.3 million, as compared to $1.7 million for the same period in 2005, due to on going cost control initiatives. Marketing expenses decreased by $0.2 million to $ 0.1 million from the year ended December 31, 2005 also due to on going cost control initiatives. During the year ended December 31, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our credit agreement which was determined to represent a modification of terms under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” During the year ended December 31, 2005, we expensed $1.2 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc. All other selling, general and administrative items, which include insurance and operating expenses, were $3.3 million and $3.9 million for the years ended December 31, 2006 and 2005 respectively.

Stock related expenses, included in selling, general and administrative expenses, for the years ended December 31, 2006 and 2005 were $0.8 million and $0.5 million, respectively. This non-cash expense relates to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. An incremental stock compensation expense increase of approximately $0.2 million was recognized during 2006 on existing unvested and newly issued stock options. As a result of our decision to adopt the modified prospective method, prior period results have not been restated, as permitted by SFAS No. 123(R).

Impairment of Property, Plant and Equipment. During the year ended December 31, 2005, we recorded an impairment of $2.8 million to reflect our revised business plan and forecast of revenues due to the early termination of a significant access agreement, as well as other renegotiated building access service orders with other customers, which significantly reduced our future revenues from access services. There were no impairments recorded during the year ended December 31, 2006.

Depreciation and Amortization. Depreciation and amortization expense for 2006 was $9.0 million, compared to $8.8 million for 2005.

Interest Income. Interest income for the year ended December 31, 2006 was approximately $0.2 million, compared to $0.1 million for the year ended December 31, 2005. Interest income is generated on our cash balance which is at variable rates of interest and is invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the year ended December 31, 2006 was $2.5 million, compared to $2.4 million for the year ended December 31, 2005. As of March 22, 2006, our loans were converted to a fixed interest rate of 9.0% in connection with the twentieth amendment to our credit agreement underlying our credit facility.

Net Loss. We reported a net loss of $6.9 million in 2006 compared to a loss of $13.9 million in 2005. This change is a result of the aforementioned changes in our operations.

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Revenues. Revenues for the fiscal year ended December 31, 2005 were $33.8 million as compared to $34.6 million for the fiscal year ended December 31, 2004. We increased the number of our customers from 213 at the end of 2004 to 236 at the end of 2005, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are broken down as follows:

	For the year ended December 31,		Change
(amounts in thousands)	2005	2004
On-net transport revenue	$20,102	$19,441	$661
Off-net transport revenue	5,329	3,660	1,669
Colocation revenue	7,494	6,369	1,125
Access revenue	899	2,382	(1,483)
Revenue from arbitration award	—	2,727	(2,727)

Total Revenue	$33,824	$34,579	$(755)

We recognized $20.1 million in on-net transport service revenues in 2005, up from $19.4 million in 2004. Off-net transport service revenues for 2005 were $5.3 million, up from $3.7 million in 2004. Revenues from colocation and other services were $7.5 million in 2005 compared to $6.4 million in 2004, and revenues from communications access management services declined to $0.9 million in 2005 from $2.4 million in 2004. If we exclude the effect of the arbitration award received in 2004, revenues of $33.8 million for the year ended December 31, 2005 would have increased 6.2% over the $31.9 million in revenues for the year ended December 30, 2004.

The vast majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased slightly as we provided a greater number of lower-bandwidth circuits to our customers, offsetting the disconnections and price decreases that we have experienced due to industry trends. Off-net transport revenues increased significantly over the same period as we leveraged our current customer base across a broader market for services. Colocation revenues were generated as we leased additional caged space, cabinets and racks in our facilities. Our network infrastructure has significant capacity to provide additional broadband transport connectivity, and our colocation facilities are approaching more stabilized utilization rates. Our access management services business declined as we expected. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We experienced a significant decline in these services during 2005. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2012. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

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

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $16.4 million in 2005, compared to $13.8 million in 2004. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the year ended December 31,		Change
(amounts in thousands)	2005	2004
Occupancy expenses	$11,756	$10,665	$1,091
Off-net connectivity charges	3,824	2,648	1,176
Maintenance and repair and other costs	864	463	401

Total Cost of Services	$16,444	$13,776	$2,668

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

Off-net connectivity charges were 23.3% of cost of services or $3.8 million for the year ended December 31, 2005, compared to 19.2% of the cost of services or $2.6 million for the year ended December 31, 2004. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair costs were 5.3% or $0.9 million of cost of services for the year ended December 30, 2005, compared to 3.4% or $0.5 million for the year ended December 31, 2004. These costs will continue to represent a relatively small and fixed component of cost of services.

Our reciprocal agreement accounted for $0.5 million of our cost of services for each of the years ended December 31, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2005 were $17.3 million compared to $16.5 million for 2004. Personnel costs represented 55.9% of selling, general and administrative expenses in 2005 and 63.8% in 2004. Professional fees were 9.6% of selling, general and administrative expenses in 2005, compared to 10.4% in 2004.

Stock related expenses, included in selling, general and administrative expenses, for each of the years ended December 31, 2005 and 2004 were $0.5 million. This non-cash expense relates to the amortization of restricted stock granted to our employees.

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

Also during the year ended December 31, 2004, we did not renew two of our off-net commercial office property leases. As a result, we abandoned the assets associated with these two properties. We recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation. Also during 2004, we recovered $0.1 million due to the disposition of equipment that was previously impaired.

Impairment of Goodwill. During 2004, our settlement agreement with a dark fiber provider required us to record an impairment to property, plant and equipment. Per Statement of Financial Accounting Standards (“SFAS”) No. 144, “Impairment and Disposal of Long Lived Assets” (“SFAS No. 144”) this asset impairment required us to perform a test for impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As such, we performed our test for the recoverability of goodwill from the acquisition of Gateway Colocation, and determined that goodwill was impaired and recorded a $2.3 million impairment for the year ended December 31, 2004.

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

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for 2006 of $4.6 million and $6.9 million, respectively, compared to a loss from operations and a net loss of $11.6 million and $13.9 million, respectively, for 2005. During 2006, cash provided by operating activities was $5.4 million, and cash purchases of property, plant and equipment were $2.9 million, compared to cash provided by operating activities of $1.2 million and $2.7 million of cash purchases of property, plant and equipment for 2005.

For the year ended December 31, 2006, we received $2.4 million in net cash from financing related activities. For the year ended December 31, 2005 we used $1.4 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long term operations.

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

As of December 31, 2006, we had $14.2 million of indebtedness outstanding under our credit facility and $5.5 million of outstanding letters of credit. In addition, we had $0.1 million of availability to issue letters of credit under the credit facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was fixed at 9.0%. We were in full compliance with all of the covenants contained in the credit agreement as of December 31, 2006. Our financial covenants include minimum consolidated revenue, minimum consolidated EBITDA (as defined in the credit agreement underlying the credit facility), maximum cumulative capital expenditures, a maximum consolidated leverage ratio, and a minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, as amended, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

On March 21, 2007, we entered into a Credit Agreement by and among our subsidiaries and CapitalSource Finance LLC pursuant to which we and our subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off our existing credit facility, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The $14.0 million term loan is repayable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of our and our subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by us and certain of our subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions that are customary for a financing of this type.

We spent approximately $2.5 million in capital expenditures during 2006, primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with new customers. Our capital expenditures totaled $2.7 million in 2005. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the year ended December 31, 2006, 18,850 shares of restricted stock were returned to us as the result of employee terminations.

As of March 29, 2007, we had 7,341,799 shares of common stock outstanding, or 8.5 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

There can be no assurance that we will be able to raise additional capital or obtain additional amendments to our credit agreement, if necessary. If we are able to raise additional capital, there can be no assurance that such issuance will be in an amount sufficient to satisfy our obligations under our credit agreement, or will be on terms that are satisfactory to the lender.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see the subsection entitled, “In the future, we may require additional capital to fund the further development of our networks and operation of our business,” in the section entitled “Factors Affecting our Business Condition.” We do not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor do we anticipate entering into any.

Commitments and Contingent Liabilities

Our obligations and commitments to make future payments under contracts primarily include scheduled reductions in the availability of our credit facility and payments under our operating leases.

The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2006.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2007	2008	2009	2010	2011	Thereafter
Mandatory Repayments and Reductions of Indebtedness(1)	$14,160	$—	$14,160	$—	$—	$—	$—
Operating Leases(2)	66,661	8,927	8,786	8,701	7,103	6,821	26,323

Total Contractual Obligations	$80,821	$8,927	$22,946	$8,701	$7,103	$6,821	$26,323

(1)	Amounts are based on the amortization schedule as included in the twentieth amendment dated March 22, 2006. See also Note 16 in Item 8 for subsequent refinancing of the facility.
(2)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility.

On August 17, 2006, we adopted the FiberNet Telecom Group, Inc. Change in Control Plan (the “Plan”). Pursuant to the terms of the Plan, members of senior management are entitled to certain benefits upon a termination of employment (other than a termination by FiberNet for “Cause” or by an employee without “Good Reason” as such terms are defined in the Plan) that occurs within one year after a Change in Control event (as defined in the Plan). Specifically, each Vice President and Senior Vice President shall be entitled to a cash payment of 50% of his or her current base salary and the President shall be entitled to a cash payment of 100% of his or her current base salary, plus a pro-rated portion of his or her annual bonus. We shall also pay the premiums for continued health care coverage for six months for each Vice President and Senior Vice President and for twelve months for the President.

In addition, the Plan provides that if the benefits payable in connection with a Change in Control event are subject to an Excise Tax (as defined in the Plan), then (i) for the President, we agree to make such individual whole by making a gross-up payment, such that the net total amount of benefits actually received is equal to those benefits calculated as if only standard income taxes, and not the Excise Tax, had applied, and (ii) for each Vice President and Senior Vice President, we shall pay to such individual the greater of (A) the total value of the benefits payable if reduced to avoid triggering the Excise Tax or (B) the total value of the benefits payable even if the Excise Tax applies, such that the net total amount of benefits actually received by such individual is maximized.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. The adoption of SFAS No. 155 will not have a material impact on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS No. 156 will not have a material impact on our consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 will have on our consolidated financial statements.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for the Company in fiscal 2007. The adoption of SAB 108 will not have a material effect on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided we also elect to apply the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/S/ DELOITTE & TOUCHE LLP
New York, New York April 2, 2007

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,802	$1,899
Accounts receivable, net of allowance of $452 and $508 at December 31, 2006 and 2005, respectively	3,208	2,299
Prepaid expenses	656	449

Total current assets	10,666	4,647
Property, plant and equipment, net	59,534	66,135
Other Assets:
Deferred charges, net of accumulated amortization of $2,722 and $2,080 at December 31, 2006 and 2005, respectively	755	828
Other assets	777	1,625

Total other assets	1,532	2,453

TOTAL ASSETS	$71,732	$73,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,482	$3,762
Accrued expenses	4,719	4,251
Deferred revenues—current portion	1,746	1,194

Total current liabilities	9,947	9,207
Long-Term Liabilities:
Notes payable, less original issue discount of $432 and $888 at December 31, 2006 and 2005, respectively	13,729	13,298
Deferred revenue, long term	3,728	3,786
Other long term liabilities	1,308	946

Total Long Term Liabilities	18,765	18,030

Total liabilities	28,712	27,237
Commitments and contingent liabilities (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,144,464 and 5,274,600 shares issued and outstanding at December 31, 2006 and 2005, respectively	7	5
Additional paid-in-capital	444,327	440,555
Deferred rent (warrants)	(1,559)	(1,732)
Accumulated deficit	(399,755)	(392,830)

Total stockholders’ equity	43,020	45,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,732	$73,235

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$40,080	$33,824	$34,579
Operating expenses:
Cost of services (exclusive of items shown separately below)	20,224	16,444	13,776
Selling, general and administrative expense	15,441	17,322	16,504
Impairment of property, plant and equipment	—	2,812	9,468
Impairment of goodwill	—	—	2,309
Depreciation and amortization	8,998	8,840	9,013

Total operating expenses	44,663	45,418	51,070

Loss from operations	(4,583)	(11,594)	(16,491)
Other income	21	—	—
Interest income	159	76	60
Interest expense	(2,522)	(2,417)	(1,963)

Net loss	$(6,925)	$(13,935)	$(18,394)

Net loss per share—basic and diluted	$(1.09)	$(2.69)	$(3.67)
Weighted average shares outstanding—basic and diluted	6,359	5,174	5,018

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid in Capital and Other	Deferred Rent	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2003	4,054,033	$4.1	$425,231	$—	$(360,501)	$64,734
Issuance of common stock	665,600	0.7	5,722	—	—	5,723
Issuance of warrants	—	—	1,711	—	—	1,711
Issuance of common stock for acquisition of Gateway Colocation	290,800	0.3	4,566	—	—	4,566
Exercise of options and warrants to purchase common stock	62,788	0.1	—	—	—	—
Restricted stock grants	14,676	—	—	—	—	—
Legal settlement	20,000	—	322	—	—	322
Restricted stock surrendered	(8,940)	(0.1)	(1)	—	—	(1)
Deferred compensation amortization	—	—	518	—	—	518
Warrants issued for deferred rent	—	—	1,963	(1,963)	—	—
Deferred rent amortization	—	—	—	57	—	57
Net loss	—	—	—	—	(18,394)	(18,394)

Balance at December 31, 2004	5,098,957	$5.1	$440,032	$(1,906)	$(378,895)	$59,236
Restricted stock surrendered	(9,348)	—	(53)	—	—	(53)
Restricted stock grants	2,500	—	—	—	—	—
Warrants Exercised	104,440	0.1	10	—	—	10
Warrants Exercised—Cashless	78,051	0.1	—	—	—	—
Deferred compensation amortization	—	—	566	—	—	566
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(13,935)	(13,935)

Balance at December 31, 2005	5,274,600	$5.3	$440,555	$(1,732)	$(392,830)	$45,998
Restricted stock surrendered	(18,850)	(0.0)	—	—	—	—
Restricted stock grants	703,000	0.7	1	—	—	1
Warrants Exercised	135,715	0.1	358	—	—	358
Issuance of common stock	1,050,000	1.0	1,471	—	—	1,472
Warrants Issued	—	—	1,142	—	—	1,142
Deferred compensation amortization	—	—	801	—	—	801
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(6,925)	(6,925)

Balance at December 31, 2006	7,144,465	$7.1	$444,327	$(1,559)	$(399,755)	$43,020

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,925)	$(13,935)	$(18,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,998	8,840	9,013
Stock related expense included in selling, general and administrative expenses	801	513	518
Impairment of property, plant and equipment	—	2,812	9,468
Deferred rent expense (warrants)	173	173	58
Impairment of goodwill	—	—	2,309
Other non-cash expenses	1,203	1,285	1,040
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(908)	1,976	(589)
(Increase) decrease in prepaid expenses	(206)	227	78
Decrease (increase) in other assets	751	362	(939)
Increase (decrease) in accounts payable	84	(591)	1,071
Increase (decrease) in accrued expenses and other long-term liabilities	911	1,222	(1,010)
Increase (decrease) in deferred revenue	494	(1,708)	665

Cash provided by operating activities	5,376	1,176	3,288
Cash flows from investing activities:
Acquisition of Gateway Colocation	—	—	(382)
Recovery on sale of impaired assets	—	—	135
Decrease in restricted cash	—	1,881	456
Capital expenditures	(2,875)	(2,665)	(3,524)

Cash used in investing activities	(2,875)	(784)	(3,315)
Cash flows from financing activities:
Proceeds from warrants exercise	358	—	—
Payment of financing costs of debt financings	(9)	(427)	(807)
Repayment of notes payable	—	(1,975)	(7,225)
Proceeds from debt financing	—	1,000	—
Payment of financing costs of equity financings	(152)	—	(520)
Proceeds from issuance of equity securities	2,205	—	8,000

Cash provided by (used in) financing activities	2,402	(1,402)	(552)

Net increase (decrease) in cash and cash equivalents	4,903	(1,010)	(579)
Cash and cash equivalents at beginning of year	1,899	2,909	3,488

Cash and cash equivalents at end of year	$6,802	$1,899	$2,909

Supplemental disclosures of cash flow information:
Interest paid	$1,421	$873	$863

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

Under FiberNet’s current operating plan, including the newly refinanced debt agreement (see Note 16), the Company does not anticipate requiring any additional external sources of capital to fund its operations. However, from time to time, the Company may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

FiberNet generates revenues from selling network capacity and related services to other communications service providers. The Company recognizes revenues when earned as services are provided throughout the life of each sales order with a customer. The majority of the Company’s revenues are generated on a monthly recurring basis under contracts of various lengths, ranging from one month to fifteen years. Most of the Company’s services are purchased for a contract period of one year. Revenue is recognized over the service contract period for all general services. If the Company determines that collection of a receivable is not reasonably assured, it defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of payment. Deferred revenues consist primarily of payments received in advance of revenue being earned under the service contracts.

As of December 31, 2006, 2005 and 2004, the Company had one reciprocal agreement. The services provided and obtained through this agreement were priced at fair market value as of the date of the agreement and are included in revenues and cost of services in the accompanying consolidated statements of operations. The Company recorded revenues from this reciprocal agreement for transport services and colocation services in the amount of approximately $0.5 million for each of the years ended December 31, 2006, 2005 and 2004. The Company leased colocation facilities under this agreement. The total amount expensed for services rendered under the reciprocal agreement for each of the years ended December 31, 2006, 2005 and 2004 were approximately $0.5 million.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience; (2) aging of the accounts receivable; and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers.

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments are short term in nature or bear interest at variable rates. The Company estimates that the carrying value of its notes payable approximates fair value as the interest rate was recently fixed at a current market rate.

Goodwill

Cost in excess of net assets of an acquired business, principally goodwill, is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill and certain intangible assets no longer be amortized, but instead be reviewed for recoverability. The Company performs its annual impairment test in December. The Company also tests for impairment if an event occurs that is more likely than not to reduce the fair value of the Company below its book value. The Company had no goodwill as of December 31, 2006 and 2005.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are being amortized over 15 years, which was the term of the related contracts at their inception. Deferred financing costs are amortized over the term of the related credit facility.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers and may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of December 31, 2006, one customer accounted for 21.1% of the Company’s total accounts receivable. As of December 31, 2005, one customer accounted for 15.1% of the Company’s total accounts receivable. There were no other customers that individually accounted for more than 10% of total receivables for the years ended December 31, 2006 and 2005.

For each of the years ended December 31, 2006, 2005 and 2004, there was no individual customer that accounted for more than 10% of the Company’s total revenue.

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

As of December 31, 2006 and 2005, the Company had maintained an allowance for doubtful accounts of $0.5 million. During the year ended December 31, 2006, FiberNet recorded $0.1 million of additional bad debt expense. During the year ended December 31, 2005, the Company did not record any additional bad debt expense. During the years ended December 31, 2006 and 2005, FiberNet wrote off accounts receivable of $0.1 million and $0.2 million, respectively, to this allowance.

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of December 31, 2006, the Company has 1.3 million shares authorized for issuance under the plan, which includes an increase of 500,000 shares approved by shareholder vote at the Annual Stockholders Meeting on June 14, 2006. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four or ten year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its stock-based awards and, accordingly, recognized no

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost for its equity incentive plan other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes represent the net tax effect of temporary differences between carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Additionally, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is required to be recognized.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the year ended December 31,
(dollars in thousands)	2006	2005	2004
On-net transport revenue	$22,141	$20,102	$19,441
Off-net transport revenue	8,668	5,329	3,660
Colocation revenue	8,604	7,494	6,369
Access revenue	667	899	2,382
Revenue from arbitration award	—	—	2,727

Total Revenue	$40,080	$33,824	$34,579

All of our revenues are generated in the United States of America.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 will not have a material impact on the consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS No. 156 will not have a material impact on the consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is effective for fiscal years beginning after December 15, 2006. The Company’s management is currently evaluating the impact of FIN No. 48 will have on the consolidated financial statements.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s management is currently evaluating the impact of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company also elects to apply the provisions of SFAS No. 157. The Company’s management is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

3. EQUITY INCENTIVE PLAN

On January 1, 2006, the Company adopted SFAS No. 123(R), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB No. 25, in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting period, net of estimated forfeitures.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 123(R), the Company applied APB No. 25 to account for its stock-based awards. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31, 2005 and 2004:

	For the year ended December 31,
(in thousands, except per share data) (unaudited)	2005	2004
Net loss, as reported	$(13,935)	$(18,394)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(146)	(537)

Pro forma net loss	$(14,081)	$(18,931)
Net loss per share:
As reported: Basic and diluted	$(2.69)	$(3.67)
Pro forma: Basic and diluted	$(2.72)	$(3.77)

Before adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in the years ended December 31, 2005 and 2004: risk-free interest rate of 4.35% and 4.29%, expected dividend yield of 0%, expected life of six years to expiration and expected volatility of 308% and 295%, respectively.

On August 17, 2006, the Company issued 703,000 shares of restricted stock that will become unrestricted four years after the grant date, and 75,000 stock options with a strike price of $2.11 per share that vest in three equal annual installments. The Company determined the fair value of the restricted stock granted during 2006 to be $1.5 million. The Company determined the fair value of the options issued to be $0.1 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 4.82%, expected dividend yield of 0%, expected life of six years to expiration and expected volatility of 133%.

The expected volatility assumption used in the Black-Scholes option-pricing model was based solely on historical volatility, calculated using the historical daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. Beginning on January 1, 2006, the expected life of the option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share Based Payment,” using the vesting term of 3 years and the contractual term of 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The Company does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006 the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of approximately $0.2 million. The incremental stock-based compensation expense caused net loss to increase by approximately $0.2 million, and basic and diluted earnings per share to decrease by $0.01 per share. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated, as permitted by SFAS No. 123(R).

A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	71,108	$322.26
Granted	75,000	$2.11
Exercised	—	—
Forfeited	(4,038)	$368.06

Outstanding at December 31, 2006	142,070	$151.58	7.6	$341,250

Exercisable at December 31, 2006	66,731	$320.27	5.2	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All exercisable and cancelled options during the year ended December 31, 2006 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	12,740	$11.34
Granted	75,000	$2.11
Vested	(11,847)	$11.34
Forfeited	(554)	$11.19

Nonvested at December 31, 2006	75,339	$2.17

At December 31, 2006, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 2.9 years.

Transactions during the years ended December 31, 2005 and 2004 involving stock options are summarized as follows:

	2005		2004
	Number of Shares	Average Option Exercise Price Per Share	Number of Shares	Average Option Exercise Price Per Share
Options outstanding at the beginning of the period	72,287	$325.00	72,171	$334.80
Granted	—	—	1,364	14.20
Exercised	—	—	—	—
Terminated	(1,179)	487.22	(1,248)	370.20

Options outstanding at the end of the period	71,108	322.26	72,287	325.00

Options exercisable at the end of the period	58,368	390.12	46,047	503.60

Weighted average fair value of options granted		$—		$14.20

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2006	Weighted- Average Remaining Life	Weighted- Average Exercise Price
$0.00-$5.00	75,000	9.6	$2.11	0	0.0	$0.00
$5.01-$20.00	35,511	6.6	$11.50	35,172	6.6	$11.36
$20.00-$100.00	14,607	5.0	$96.00	14,607	5.0	$96.00
$100.01-$1,000.00	8,707	2.4	$486.54	8,707	2.4	$486.54
$1,000.01-$6,050.90	8,245	3.0	$1,859.80	8,245	3.0	$1,859.80

Total	142,070	7.6	$151.58	66,731	5.2	$320.27

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. During the year ended December 31, 2006, the Company granted 703,000 shares of restricted stock that will become unrestricted four years after the grant date.

As of December 31, 2006, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.5 million, which is expected to be recognized over a weighted-average period of approximately 5.0 years. The Company recognized compensation expense of approximately $0.6 million during 2006 on existing restricted stock awards.

During the year ended December 31, 2006, 18,850 shares of restricted stock were returned to the Company as the result of employee terminations, and during the year ended December 31, 2005, 9,348 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted in 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of December 31, 2006 and 2005 the outstanding shares of restricted stock totaled 1,127,678 and 443,428, respectively.

For the year ended December 31, 2006 and 2005, total stock-based compensation was $0.8 million and $0.5 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2006	December 31, 2005
Computer software	$572	$350
Computer equipment	749	534
Leasehold improvements	31	30
Office equipment and furniture	228	146
Network equipment and infrastructure	107,339	105,596

Total	108,919	106,656
Accumulated depreciation	(49,385)	(40,521)

Property, plant and equipment, net	$59,534	$66,135

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense on property, plant and equipment was $8.9 million, $8.7 million and $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

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

In addition during 2004, the Company did not renew two of its off-net commercial office property leases. As a result, the Company abandoned the assets associated with these two properties and recorded an impairment of $0.1 million due to the write-off of $0.2 million of network infrastructure and $0.1 million of related accumulated depreciation.

During 2005, the Company recorded an impairment of $2.8 million to reflect its revised business plan and forecast of revenues due to the early termination of a significant access agreement as well as other renegotiated building access service orders with other customers, which significantly reduced the Company’s future revenues from access services. The Company did not have any impairments during the year ended December 31, 2006.

6. IMPAIRMENT OF GOODWILL

During 2004, the Company’s settlement agreement with a dark fiber provider required the Company to record an impairment to property, plant and equipment, as noted in Note 5. Per SFAS No. 144, this asset impairment required the Company to perform a test for impairment of goodwill under SFAS No. 142. The Company performed the test for recoverability of goodwill, and determined that the goodwill from the acquisition of Gateway Colocation discussed in Note 14 was impaired and recorded a $2.3 million impairment. The Company did not have any goodwill as of December 31, 2006 and 2005.

7. CREDIT FACILITY

As of December 31, 2006, the Company maintained a senior secured credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch, Wachovia Investors, Inc., and IBM Credit LLC (the “Lenders”). As of December 31, 2006, the Credit Facility matures on March 7, 2008, and is secured by the Company’s assets, and contains certain restrictive covenants customary for a financing of this type. The Credit Facility prohibits the payment of cash dividends on common stock. The total commitment under the Credit Facility was $19.8 million as of December 31, 2006.

As of both December 31, 2006 and 2005, the outstanding balance under the Credit Facility was $14.2 million. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

original issue discount of $0.4 million and $0.9 million at December 31, 2006 and 2005, respectively. These discounts represent the fair value of the warrants issued to the lenders in connection with the origination of the Credit Facility. In addition, as of December 31, 2006, the Company had $5.5 million of outstanding letters of credit and $0.1 million of availability to issue letters of credit under its Credit Facility, again subject to compliance with the terms of the credit agreement.

As of December 31, 2006, the interest rate on its outstanding borrowings under the facility was at 9.0%. There were no events of default under its credit agreement. As of such date, the lenders under the Company’s credit facility owned approximately 10% of the outstanding shares of the Company’s common stock. See Note 9 for the aggregate annual principle payment for the next 5 years and thereafter under the Company’s Credit Facility as of December 31, 2006. See Note 16 for information on the subsequent refinancing of this debt agreement.

8. EQUITY TRANSACTIONS

On March 22, 2005, the Company executed with its lenders the fourteenth amendment to the Credit Facility, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and financial covenant levels were changed. This amendment required the Company to raise a minimum of $6.5 million of additional equity capital by June 30, 2005. As a condition to the lenders entering into the fourteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.10 per share, which were subsequently exercised in April 2005 by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on its consolidated financial statements.

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

On August 22, 2005, the Company entered into the eighteenth amendment with its lenders, which waived the requirement that the Company issue securities in an amount sufficient to result in net proceeds of at least $6.5 million. The lenders also agreed to extend the amortization schedule under the Credit Facility such that the Company had until August 2006 to prepay $3.0 million, with the balance due in February 2007 and no other principal payments required until such time. As a condition to the lenders entering into the eighteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.001 per share, which were subsequently exercised in September 2005 by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on the Company’s consolidated financial statements. Additionally, the amendment changes the interest rate on the loans to a fixed rate of 8.5%, which will increase by 25 basis points on a quarterly basis beginning

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2006 until the date of maturity. The Company also agreed to permit a representative of the lenders to attend and observe its Board of Directors meetings. The amendment required that the Company deliver to the lenders a strategic plan on or before November 20, 2005 and a business plan on or before March 31, 2006. In addition, the Amendment provides that Jon A. DeLuca, its President and Chief Executive Officer, is deemed a “key employee” under the Credit Facility, such that his failure to serve in those offices would be considered an event of default. In conjunction with the execution of the eighteenth amendment the lenders released the Company’s restricted cash of $1.9 million, which was then used to reduce the outstanding principle on the credit facility. Also in conjunction with the eighteenth amendment, the Company expensed approximately $0.2 million in professional fees under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), since the amendment was not deemed an extinguishment.

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

In connection with the Stock Purchase Agreement, the Company entered into a registration rights agreement with the investors, dated as of March 22, 2006, which required the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of (i) the shares of common stock issued to the investors, (ii) the shares of common stock underlying the warrants issued to the investors and (iii) the shares of common stock underlying the warrants issued to the placement agent. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

On March 22, 2006, the Company and the lenders executed a twentieth amendment to the credit agreement, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extended the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also fixed the applicable interest rate at 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due on maturity. The amendment also (i) required the Company on or before May 15, 2006, to engage a financial advisor to assist the Company in preparing a comprehensive strategic business plan and (ii) requires the Company on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the Company’s board of directors and incorporated adjustments to the financial covenants of the credit facility. During the quarter ended March 31, 2006, the Company expensed $0.1 million for fees related to the twentieth amendment of the credit agreement which was determined to represent a modification of terms under the guidelines set forth in EITF No. 96-19. On April 24, 2006, the Company engaged a financial advisor to assist us in preparing a comprehensive strategic business plan.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2006, 2005 and 2004 was approximately $12.7 million, $11.8 million, and $10.7 million, respectively.

Estimated future minimum notes payable and operating lease payments are as follows (dollars in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2007	2008	2009	2010	2011	Thereafter
Mandatory Repayments and Reductions of Indebtedness(1)	$14,160	$—	$14,160	$—	$—	$—	$—
Operating Leases(2)	66,661	8,927	8,786	8,701	7,103	6,821	26,323

Total Contractual Obligations	$80,821	$8,927	$22,946	$8,701	$7,103	$6,821	$26,323

(1)	Amounts are based on the amortization schedule as included in the twentieth amendment dated March 22, 2006. See also Note 16 for subsequent refinancing of this facility.
(2)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

On May 16, 2006, the Company issued $0.7 million in letters of credit under its current credit facility to replace cash security deposits previously placed with landlords.

The Company had $5.5 and $4.8 million in outstanding letters of credit as of December 31, 2006 and December 31, 2005, respectively.

On August 17, 2006, the Company adopted the FiberNet Telecom Group, Inc. Change in Control Plan (the “Plan”). Pursuant to the terms of the Plan, members of senior management are entitled to certain benefits upon a termination of employment (other than a termination by FiberNet for “Cause” or by an employee without “Good Reason” as such terms are defined in the Plan) that occurs within one year after a Change in Control event (as defined in the Plan). Specifically, each Vice President and Senior Vice President shall be entitled to a cash payment of 50% of his or her current base salary and the President shall be entitled to a cash payment of 100% of his or her current base salary, plus a pro-rated portion of his or her annual bonus. FiberNet shall also pay the premiums for continued health care coverage for six months for each Vice President and Senior Vice President and for twelve months for the President.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. STOCK RESERVED FOR FUTURE ISSUANCE

In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance of additional shares of common stock relating to outstanding warrants. As of December 31, 2006, the Company had outstanding warrants exercisable into approximately 1.3 million shares of common stock at exercise prices ranging from $0.10 to $165.00 per share.

11. RELATED PARTY TRANSACTIONS

As a result of the ninth amendment to the Credit Facility in 2003, the Company’s Lenders became related parties. Deutsche Bank Trust Company North America, as subsidiary of Deutsche Bank AG, is the Company’s primary bank, where it maintains its cash accounts.

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

The Company capitalized in property, plant and equipment amounts paid for services related to building the Company’s network from Nortel, a shareholder, of approximately $0.4 million, $0.3 million and $0.7 million during 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the Company had approximately $0.1 in accounts payables to Nortel.

12. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. During 2006, 2005 and 2004 the Company did not record a current or deferred federal income tax provision because the Company had losses for federal income tax purposes. The Company has recorded a full valuation allowance, as it does not expect to realize the benefits of the net operating tax losses generated in those years.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2006, 2005 and 2004 follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Computed tax at federal statutory rate	$(2,362)	$(4,738)	$(6,254)
State and local tax, net of federal income tax benefit	(2,342)	(2,240)	(607)
Other	840	(1,482)	(592)
Change in valuation allowance	3,864	8,460	7,453

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the two years ended December 31, 2006 and 2005, consist of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005
Deferred tax assets/(liabilities):
Deferred expenses	$162	$92
Deferred rent	542	388
Capital loss	61	59
Deferred revenue	1,507	1,500
Restructuring charges	691	677
Stock options	5,324	4,904
Depreciation and impairment of property, plant and equipment	(4,244)	(5,865)
Goodwill	6,954	6,992
Net operating loss	80,746	79,114
Bad debts	183	201
Valuation allowance	(91,926)	(88,062)

Net deferred tax asset/(liability)	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

During the tax years ended December 31, 2006 and 2005, a valuation allowance for the full amount of the net deferred tax asset was recorded. The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Based upon the level of historical losses and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $209 million, a significant portion of which is subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. These tax loss carryforwards begin expiring in 2012.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 382 imposes limitations on the availability of a Company’s net operating losses after a more than 50 percentage point ownership change occurs. The Company believes that the most recent ownership changes occurred during the years ended December 31, 2003 and 2002. The amount of the Company’s net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change.

13. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$9,027	$9,489	$10,377	$11,187
Net loss from operations	(1,573)	(1,278)	(977)	(755)
Net loss	(2,260)	(1,841)	(1,540)	(1,284)
Net loss per share—basic and diluted	$(0.42)	$(0.29)	$(0.23)	$(0.18)
Weighted average shares outstanding—basic and diluted	5,378	6,306	6,650	7,081

	March 31, 2005	June 30, 2005 (a)	September 30, 2005	December 31, 2005
Revenues	$7,949	$8,368	$8,634	$8,873
Net loss from operations	(2,840)	(5,351)	(1,883)	(1,520)
Net loss	(3,340)	(5,877)	(2,512)	(2,206)
Net loss per share—basic and diluted	$(0.66)	$(1.14)	$(0.49)	$(0.42)
Weighted average shares outstanding—basic and diluted	5,098	5,140	5,179	5,277

(a)	Includes a $2.8 million impairment of property, plant and equipment

14. ACQUISITION OF GATEWAY COLOCATION

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

On March 22, 2006, the Company entered into an amendment to the purchase agreement. The terms of the amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive to January 30, 2006. As of December 31, 2006, there have been no additional costs recorded in connection with the extension and no additional shares have been earned in accordance with the terms of the “earn-out” provision.

15. TERMINATION OF CONSOLIDATED EDISON COMMUNICATIONS STOCK PURCHASE AGREEMENT

On December 10, 2004, the Company entered into a stock purchase agreement with Consolidated Edison, Inc. (the “Con Ed Agreement”) for the purchase of all of the issued and outstanding shares of Consolidated Edison Communications Holding Company, Inc. (“CEC”), a wholly-owned subsidiary.

On May 4, 2005, the Company entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. The Termination Agreement contains mutual releases of liability. The Company did not incur any early termination

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penalties in connection with the termination of the Con Ed Agreement. As a result of the termination of the Con Ed Agreement the Company included a total of $1.1 million of transaction costs in selling, general and administrative expenses for the year ended December 31, 2005.

16. SUBSEQUENT EVENTS

On March 1, 2007, the Company entered into a Lease Modification and Extension Agreement (the “Amendment”), with 60 Hudson Owner LLC, which is the landlord of the building located at 60 Hudson Street, New York, New York (the “Building”), where the Company currently leases 15,239 square feet of the 19th Floor of the Building. Under the terms of the Amendment, the Company has agreed to lease an additional 11,315 square feet of space at the Building, primarily on the 12th Floor, and to extend the term of the Lease until July 31, 2022.

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The $14.0 million term loan is repayable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions that are customary for a financing of this type.

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

Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter (our fourth fiscal quarter in the case of this annual report) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2006 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2006 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2006 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” and “Director Independence” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2006 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2006 fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Supplemental Schedules” at Item 8 of this Annual Report on Form 10-K.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Reorganization, dated as of June 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

3.12	Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003 (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

3.13	Certificate of Amendment to Certificate of Incorporation, dated May 24, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2005).

Exhibit No.	Exhibit Name
4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

4.2	Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.3	Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

4.4	Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.5	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K, filed on November 1, 2002).

4.6	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock Purchase Agreement, dated as of October 30, 2002 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K, filed on November 1, 2002).

4.7	First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.8	First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.9	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Common Stock and Warrant Purchase Agreement, dated as of November 11, 2002 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 12, 2002).

4.10	Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

4.11	Form of Warrant to purchase our Common Stock at a purchase price of $0.12 per share, issued in connection with the Investor Purchase Agreement, dated as of January 10, 2003 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 13, 2003).

4.12	2003 Equity Incentive Plan (incorporated by reference to Exhibit 1 to our Definitive Information Statement on Schedule 14C, filed on April 17, 2003).

4.13	Registration Rights Agreement, dated as of January 30, 2004, by and among us, Local Fiber, L.L.C. and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 6, 2004).

4.14	Registration Rights Agreement, dated as of January 30, 2004, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 6, 2004).

Exhibit No.	Exhibit Name
4.15	Form of Warrant to purchase our Common Stock at a purchase price of $1.75 per share, issued in connection with the Common Stock Purchase Agreement, dated as of January 30, 2004 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on February 6, 2004).

4.16	Warrant Agreement by and between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.27 to our Annual Report on 10-K, filed on March 30, 2005).

4.17	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.28 to our Annual Report on 10-K, filed on March 30, 2005).

4.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.29 to our Annual Report on 10-K, filed on March 30, 2005).

4.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.30 to our Annual Report on 10-K, filed on March 30, 2005).

4.20	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks (incorporated by reference to Exhibit 4.31 to our Annual Report on 10-K, filed on March 30, 2006).

4.21	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Investors (incorporated by reference to Exhibit 4.32 to our Annual Report on 10-K, filed on March 30, 2006).

4.22	Warrant Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks (incorporated by reference to Exhibit 4.33 to our Annual Report on 10-K, filed on March 30, 2006).

4.23	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Common Stock Purchase Agreement, dated March 22, 2006 (incorporated by reference to Exhibit 4.34 to our Annual Report on 10-K, filed on March 30, 2006).

4.24	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Twentieth Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006 (incorporated by reference to Exhibit 4.35 to our Annual Report on 10-K, filed on March 30, 2006).

10.1	Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

10.2	Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15, 1998).

*10.3	Private Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network Services, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.4	Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.5	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

Exhibit No.	Exhibit Name
10.6	Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

10.7	Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.8	Agreement of Lease, between 60 Hudson Owner LLC (successor to Westport Communications, LLC) and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

10.9	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications, LLC) and us, dated as of October 31, 2003 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q, filed on November 12, 2003).

10.10	Asset Purchase Agreement, dated as of December 31, 2003, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 6, 2004).

10.11	Common Stock Purchase Agreement, dated as of January 30, 2004, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 6, 2004).

10.12	Amendment of Lease, by and between Hudson Telegraph Associates, L.P. and FiberNet Equal Access LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 10.65 to our Annual Report on 10-K, filed on March 30, 2005).

10.13	Executive Compensation Arrangements (incorporated by reference to Exhibit 10.72 to our Annual Report on 10-K, filed on March 30, 2005).

10.14	Amended and Restated Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q, filed on November 10, 2005).

10.15	Common Stock Purchase Agreement, dated as of March 22, 2006, by and among us and each of the purchasers identified therein (incorporated by reference to Exhibit 10.83 to our Annual Report on 10-K, filed on March 30, 2006).

10.16	First Amendment to the Asset Purchase Agreement, dated as of March 22, 2006, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc. (incorporated by reference to Exhibit 10.84 to our Annual Report on 10-K, filed on March 30, 2006).

10.17	Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on November 2, 2006).

10.18	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q, filed on November 2, 2006).

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on 10-Q, filed on November 2, 2006).

10.20	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of January 11, 2007.**

10.21	Amendment of Lease, between 60 Hudson Owner LLC (successor to Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates) and us, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 6, 2007).

Exhibit No.	Exhibit Name
10.22	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of March 2, 2007.**

10.23	Credit Agreement between CapitalSource Finance LLC and us dated as of March 21, 2007.**

14	Corporate Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K, filed on March 30, 2004).

21.1	Our Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

31.1	Certification of Principal Executive Officer **

31.2	Certification of Principal Financial Officer **

32.1	Section 906 Certification **

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	President and Chief Executive Officer

Date:	April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/S/ CHARLES S. WIESENHART JR. Charles S. Wiesenhart Jr.	Chief Financial Officer and Vice President-Finance (Principal Financial Officer)	April 2, 2007

/S/ MICHAEL S. LISS Michael S. Liss	Director, Chairman	April 2, 2007

/S/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	April 2, 2007

/S/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	April 2, 2007

/S/ OSKAR BRECHER Oskar Brecher	Director	April 2, 2007

/S/ ADAM M. BRODSKY Adam M. Brodsky	Director	April 2, 2007

/S/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	April 2, 2007

/S/ ROBERT E. LABLANC Robert E. LaBlanc	Director	April 2, 2007

/S/ CHARLES J. MAHONEY Charles J. Mahoney	Director	April 2, 2007