Form 10-Q
period 2007-03-31
FIBERNET TELECOM GROUP INC\
filed 2007-05-15
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, the registrant had 7,341,389 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

See attached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We own and operate integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. Our customized connectivity infrastructure provides an advanced, high bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ and customers’ networks.

Factors Affecting Future Operations

Revenues. We generate revenues from selling network capacity, colocation and related services to other communications service providers. Revenues are derived from four general types of services:

•

On-net transport services. Our transport services include the offering of broadband circuits on our metropolitan transport networks and FiberNet in-building networks (“FINs”). Over our metropolitan transport networks, we can provision circuits from one of our carrier hotel facilities to another carrier hotel facility or to an on-net building via an interconnection with our FIN in that building. We can also provision circuits vertically between floors in a carrier hotel facility or an on-net building. In addition, we provide other interconnection services, including hubbing to aggregate lower bandwidth endlink circuits into a single, higher bandwidth circuit as well as protocol and signaling conversion to exchange traffic between domestic and international circuits and next generation Ethernet, IP and VoIP technologies.

•

Off-net transport services. We provide our customers with circuits on networks that we do not own. Customers purchase these services from us to benefit from our network design, provisioning and management expertise. We sell this connectivity to our customers by purchasing the underlying circuits from other wholesale telecommunications carriers. By bundling these services with our on-net transport services and colocation services, we are able to provide a full range of network services to our customers.

•

Colocation services. Our colocation services include providing customers with customized cages, cabinets and racks to locate their communications and networking equipment at certain of our carrier hotel facilities in a secure, technical operating environment. We can also provide our customers with colocation services in the central equipment rooms of certain of our commercial office buildings.

•

Communications access management services. Our access management services include providing our customers with the access to market and provide their retail communications services to tenants in certain commercial office buildings.

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to 15 years in length. Our customers typically elect to purchase services for an initial contract period of one year with month-to-month renewals. All of our revenues are generated in the United States of America.

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

Revenues from access management services are typically determined by the square footage of the commercial office properties to which a customer purchases access. We have experienced price declines for some of our services over the past year due to industry trends, with transport services experiencing the greatest decreases. Our operating results may continue to be impacted by decreases in the prices of certain of our services.

We believe that the majority of the growth in our revenues will come from our existing customers. We continue to add additional customers, particularly domestic subsidiaries of internationally based carriers. However, we believe the number of companies that are potential customers is not increasing due to industry consolidation. Consequently, our growth in revenue is largely dependent on the underlying growth of our customers’ businesses and their need for our services.

The growth of our on-net transport and colocation revenues is also dependent in part upon our ability to provide additional services in our existing facilities and our current markets. We are currently expanding our colocation footprint in the New York City market, and over the long term, we intend to derive additional colocation revenues, as well as increased transport revenues, from this expansion. However, we do not anticipate expanding our network infrastructure to other markets that we do not operate in today. As a result, within each of our facilities and markets, our revenues will depend upon the demand for our services, the competition that we face and our customer service.

We typically begin our sales cycle by entering into a master services agreement. This document outlines the legal and business terms, operating specifications and commercial standards that are required of us by the customer. After entering into the master service agreement, customers can order specific services from us through individual sales orders.

Customers primarily purchase services from us when their requirements mandate an immediate need for additional services, either for their own internal network use or for access to their customers or other vendors. As their demand for network connectivity or colocation grows, we benefit by providing new services to them. We also experience disconnections of services, as customers groom their networks to eliminate excess capacity or to adjust for their changing network requirements. This loss of revenues may negatively impact our financial results.

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 49% of our revenues in the first quarter of 2007. We can provide on-net transport services utilizing multiple transmission protocols, including legacy North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

Another key factor in the growth of our on-net transport business is the large number of nodes on our network and the resulting number of carriers that we can interconnect with. It is important for us to be able to exchange traffic directly with many other carriers in order to offer the greatest value to our customers, by enabling a single interconnection with us to deliver connectivity to a significant number of other carriers. Additionally, the scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services, yielding incremental operating leverage from our existing infrastructure and facilities. We are able to expand capacity in part due to technological advancements in fiber optics, such as dense wave division multiplexing or DWDM.

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 29% of our revenues in the first quarter of 2007 and are the fastest growing portion of our business. In providing these services to our customers, we manage all aspects of the service delivery, including network design, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we have experienced on a quarterly basis in 2006 and in the first quarter of 2007 is a result of an increase in the number of circuits that we have provisioned, which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 20% of our revenues in the first quarter of 2007. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we are currently constructing a new 11,000 square foot facility at 60 Hudson Street in New York City to expand our offering capabilities.

Our access management services business accounted for 1% of our revenues in the first quarter of 2007 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 71 employees as of March 31, 2007 compared to 68 as of March 31, 2006. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

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

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of credit losses that we have in the past. A number of our customers filed for bankruptcy or were otherwise in financial distress. A significant change in the liquidity or financial position of any one of these customers or a deterioration in the economic environment or telecommunications industry, in general, could have a material adverse impact on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts. If we determine that collection of a receivable is not reasonably assured, we fully reserve the receivable and reverse that reserve only when collection becomes reasonably assured, which is generally upon receipt of payment.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At March 31, 2007, we have no unrecognized tax benefits. We classify interest and penalties arising from the underpayment of income taxes in the statement of income under selling, general and administrative expenses. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by all taxing jurisdictions to which we are subject.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Revenues for the quarter ended March 31, 2007 were $11.6 million as compared to $9.0 million for the quarter ended March 31, 2006. We increased the number of our customers from 239 at March 31, 2006 to 244 as of March 31, 2007, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended March 31,		Change
(amounts in thousands)	2007	2006
On-net transport revenue	$5,716	$5,053	$663
Off-net transport revenue	3,391	1,744	1,647
Colocation revenue	2,367	2,065	302
Access revenue	160	165	(5)

Total Revenue	$11,634	$9,027	$2,607

We recognized $5.7 million in on-net transport service revenues for the quarter ended March 31, 2007, up from $5.1 million for the quarter ended March 31, 2006. Off-net transport service revenues for the quarter ended March 31, 2007 were $3.4 million, up from $1.7 million for the quarter ended March 31, 2006. Revenues from colocation and other services were $2.4 million for the quarter ended March 31, 2007 compared to $2.1 million for the quarter ended March 31, 2006, and revenues from communications access management services were $0.2 million for each of the quarters ended March 31, 2007 and 2006.

The majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of circuits to our customers. The growth in new on-net transport services more than offset the disconnections and price decreases that we experienced. Off-net transport revenues increased over the same period last year as we continued to leverage our current customer base by providing services outside our gateway markets of New York/New Jersey and Los Angeles. Colocation revenues increased as we licensed additional caged space, cabinets and racks in our facilities. We expect on-net and off-net transport services to grow at a faster rate than colocation. Our network infrastructure has significant capacity to provide additional transport connectivity, and we also have the network capabilities to deliver connectivity utilizing new technologies, such as Ethernet and IP services. Our existing colocation facilities are approaching more stabilized utilization rates, but we have announced plans to invest in expanding these facilities to offer additional space to our customers. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2007. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2012. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For the quarters ended March 31, 2007 and 2006, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $5.9 million for the quarter ended March 31, 2007, compared to $4.4 million for the quarter ended March 31, 2006. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended March 31,		Change
(amounts in thousands)	2007	2006
Occupancy expenses	$3,296	$3,055	$241
Off-net connectivity charges	2,478	1,261	1,217
Maintenance and repair and other costs	124	124	—

Total Cost of Services	$5,898	$4,440	$1,458

Occupancy expenses represented 55.9% of cost of services or $3.3 million for the quarter ended March 31, 2007, an increase of $0.2 million as compared to 68.8% or $3.1 million for the quarter ended March 31, 2006. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to extend the term of one of our leases to July 2022 and to lease an additional 11,315 square feet of space.

Off-net connectivity charges were 42.0% of cost of services or $2.5 million for the quarter ended March 31, 2007, compared to 28.4% of the cost of services or $1.3 million for the quarter ended March 31, 2006. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.1% or $0.1 million of cost of services for the quarter ended March 31, 2007, compared to 2.8% or $0.1 million for the quarter ended March 31, 2006. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2007 were $4.2 million compared to $3.9 million for the quarter ended March 31, 2006. Personnel costs, which were consistent over the prior period, represented 62.7%, or $2.6 million, of selling, general and administrative expenses for the quarter ended March 31, 2007 compared to 62.5%, or $2.5 million for the quarter ended March 31, 2006. Professional fees for the quarter ended March 31, 2007 were $0.4 million, as compared to $0.3 million for the same period in 2006. During the quarter ended March 31, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our former credit agreement with Deutsche Bank. Stock related expenses for each of the quarters ended March 31, 2007 and 2006 were $0.2 million. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, was $0.9 million for each of the quarters ended March 31, 2007 and 2006.

Loss on early extinguishment of debt. In the first quarter of 2007, we recorded a charge of $1.1 million related to the early extinguishment of our former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility. There was no loss on early extinguishments of debt recorded for the quarter ended March 31, 2006.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended March 31, 2007 were $2.3 million compared to $2.2 million for the quarter ended March 31,2006.

Interest Income. Interest income for the quarter ended March 31, 2007 was approximately $63,000, compared to approximately $14,000 for the quarter ended March 31, 2006. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended March 31, 2007 and 2006 was $0.6 million and $0.7 million, respectively. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, in connection with the twentieth amendment to the credit agreement underlying our former credit facility. On March 21, 2007 we entered into a new credit facility agreement with a floating interest rate of LIBOR plus 350 basis points. Our interest rate was 8.94% as of March 31, 2007.

Net Loss. We reported a net loss of $2.4 million for the quarter ended March 31, 2007 compared to a net loss of $2.3 million for the quarter ended March 31, 2006. This change is a result of the aforementioned changes in our operations.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for the three months ended March 31, 2007 of $0.7 million and $2.4 million, respectively, compared to a loss from operations and a net loss of $1.6 million and $2.3 million, respectively, for the three months ended March 31, 2006. During the three months ended March 31, 2007, cash used in operating activities was approximately $0.7 million, and cash purchases of property, plant and equipment were $0.4 million, compared to cash provided by operating activities and cash purchases of property, plant and equipment of $0.3 million and $0.6 million, respectively, for the three months ended March 31, 2006.

For the three months ended March 31, 2007, we used $0.7 million in net cash for financing related activities. For the three months ended March 31, 2006, we received $2.1 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long term operations.

On March 21, 2007, we entered into a Credit Agreement with CapitalSource Finance LLC pursuant to which we and our subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off our former credit facility, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The $14.0 million term loan is repayable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of our and our subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by us and certain of our subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions that are customary for a financing of this type.

On March 22, 2006, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”), with certain investors, pursuant to which we issued to the investors, in a private offering, an aggregate of 1.05 million shares of common stock at a price of $2.10 per share, for gross proceeds of $2.2 million. Pursuant to the terms of the Stock Purchase Agreement, we also issued to such investors warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. Additionally, we paid our placement agent a fee of $0.1 million and issued warrants (with an expiration date three and one-half years after closing) to purchase an aggregate of 0.1 million shares of common stock at an exercise price of $2.64 per share. Michael Liss, chairman of our Board of Directors, was associated with the placement agent but did not receive, directly or indirectly, any fees or other compensation in connection with the Stock Purchase Agreement and the transactions contemplated thereunder. We also paid $0.2 million in professional fees in connection with the execution of the Stock Purchase Agreement.

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

On March 22, 2006, we executed a twentieth amendment to our former credit agreement with our lenders, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extended the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also set the applicable interest rate to 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due at maturity. The amendment also required us (i) on or before May 15, 2006, to engage a financial advisor to assist us in preparing a comprehensive strategic business plan and (ii) on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the board of directors and incorporated adjustments to the financial covenants of our credit facility. On April 24, 2006, we engaged a financial advisor to assist us in preparing a comprehensive strategic business plan.

As a condition to the lenders entering into the twentieth amendment, we entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which we agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. We determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rates of 4.72%, expected dividend yields of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and was amortized over the remaining life of the former credit facility. In connection with the Warrant Agreement, we entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which required us to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

As of March 31, 2007, we had $14.0 million of indebtedness outstanding under our new Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving facility and $5.0 million of availability in a capital expenditure loan facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility was variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving facility and at LIBOR plus 350 basis points on the capital expenditures loan. We were in full compliance with all of the covenants contained in the credit agreement as of March 31, 2007. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent $0.4 million in capital expenditures during the three months ended March 31, 2007, primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with customers. Our capital expenditures totaled $0.6 million for the three months ended March 31, 2006. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2007, we expect to invest approximately $3.0 million in capital expenditures, primarily for customer order activity, the expansion of certain of our facilities and new product initiatives. We also intend to upgrade certain information technology systems and key operating systems. We also plan to invest $1.0 million for the construction of a new colocation facility. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the three months ended March 31, 2007, 560 shares of restricted stock were returned to us as the result of employee terminations.

As of May 15, 2007, we had 7.3 million shares of common stock outstanding, or 8.5 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, although there can be no assurance that we would be able to successfully consummate any such financing on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed on April 2, 2007. We do not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor do we anticipate entering into any.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. The adoption of SFAS No. 155 did not have a material impact on our condensed consolidated interim financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS No. 156 did not have a material impact on our condensed consolidated interim financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material impact on our condensed consolidated interim financial statements.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 did not have a material impact on the condensed consolidated interim financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 will have on our condensed consolidated interim financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided we also elect to apply the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our condensed consolidated interim financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 31, 2007, we had borrowed $14.0 million under our credit facility, with a current weighted average interest rate of 8.94%.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 10.1 – Amendment of Leases, between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates L.P., formerly known as Hudson Telegraph Associates) and us, dated as of April 4, 2007.

Exhibit 31.1 – Section 302

Certification of Principal Executive Officer

Exhibit 31.2 – Section 302

Certification of Principal Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

FIBERNET TELECOM GROUP, INC.

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title:	Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,013	$6,802
Accounts receivable, net of allowance of $424 and $452 at March 31, 2007 and December 31, 2006, respectively	3,419	3,208
Prepaid expenses	584	656

Total current assets	9,016	10,666
Property, plant and equipment, net	57,896	59,534
Other Assets:
Deferred charges, net of accumulated amortization of $25 and $2,722 at March 31, 2007 and December 31, 2006, respectively	866	755
Other assets	735	777

Total other assets	1,601	1,532

TOTAL ASSETS	$68,513	$71,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,748	$3,482
Accrued expenses	3,761	4,719
Deferred revenues—current portion	1,519	1,746

Total current liabilities	8,028	9,947
Long Term Liabilities:
Notes payable, less original issue discount of $0 and $432 at March 31, 2007 and December 31, 2006, respectively	14,000	13,729
Deferred revenue, long term	3,602	3,728
Other long term liabilities	1,467	1,308

Total Long Term Liabilities	19,069	18,765

Total Liabilities	27,097	28,712
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,341,799 and 7,144,464 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	7	7
Additional paid-in-capital	445,077	444,327
Deferred rent (warrants)	(1,516)	(1,559)
Accumulated deficit	(402,152)	(399,755)

Total stockholders’ equity	41,416	43,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,513	$71,732

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months Ended March 31,
	2007	2006
Revenues	$11,634	$9,027
Operating expenses:
Cost of services (exclusive of items shown separately below)	5,898	4,440
Selling, general and administrative expense	4,160	3,935
Depreciation and amortization	2,296	2,225

Total operating expenses	12,354	10,600

Loss from operations	(720)	(1,573)
Loss on early extinguishment of debt	(1,146)	—
Interest income	63	14
Interest expense	(594)	(701)

Net loss	$(2,397)	$(2,260)

Net loss per share—basic and diluted	$(0.33)	$(0.42)
Weighted average common shares outstanding—basic and diluted	7,271	5,378

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,397)	$(2,260)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,296	2,225
Stock related expense	227	179
Deferred rent expense	43	43
Loss on early extinguishment of debt	1,146	—
Other non-cash items	229	350
Change in assets and liabilities:
Increase in accounts receivables	(212)	(736)
Decrease in prepaid expenses	71	80
Decrease in other assets	22	13
(Decrease) increase in accounts payable	(965)	164
Decrease in accrued expenses and other long-term liabilities	(770)	(323)
(Decrease) increase in deferred revenues	(352)	545

Cash (used in) provided by operating activities	(662)	280
Cash flows from investing activities:
Capital expenditures	(435)	(633)

Cash used in investing activities	(435)	(633)
Cash flows from financing activities:
Proceeds from debt financings	14,000	—
Proceeds from warrant exercises	522	—
Repayment of debt financings	(14,160)	—
Payment of financing costs of debt financings	(1,054)	—
Payment of financing costs of equity financings	—	(152)
Proceeds from issuance of equity securities	—	2,205

Cash (used in) provided by financing activities	(692)	2,053

Net (decrease) increase in cash and cash equivalents	(1,789)	1,700
Cash and cash equivalents at beginning of period	6,802	1,899

Cash and cash equivalents at end of period	$5,013	$3,599

Supplemental disclosures of cash flow information:
Interest paid	$699	$685

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

FiberNet is a holding company that owns all of the outstanding common stock of FiberNet Operations, Inc. (“Operations”), a Delaware corporation and an intermediate level holding company, and 96% of the outstanding membership interests of Devnet L.L.C. (“Devnet”), a Delaware limited liability company. Operations owns all of the outstanding common stock of FiberNet Telecom, Inc. (“FTI”), a Delaware corporation, and the remaining 4% of Devnet. FTI owns all of the outstanding membership interests of Local Fiber, LLC (“Local Fiber”), a New York limited liability company, and all of the outstanding membership interests of FiberNet Equal Access, L.L.C. (“Equal Access”), also a New York limited liability company. FTI also owns all of the outstanding membership interests of Availius, LLC (“Availius”), a New York limited liability company. The Company conducts its primary business operations through its operating subsidiaries, Devnet, Availius, Local Fiber and Equal Access.

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

Under FiberNet’s current operating plan, including the newly refinanced debt agreement (see Note 5), the Company does not anticipate requiring any additional external sources of capital to fund its operations. However, from time to time, the Company may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

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

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007.

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

Fair Value of Financial Instruments

The Company estimates that the carrying value of its financial instruments approximates fair value, as all financial instruments, are short term in nature or bear interest at variable rates.

Deferred Charges

Deferred charges include the cost to access buildings and deferred financing costs. Costs to access buildings are being amortized over 12 years, which was the term of the related contracts at their inception. Deferred financing costs are amortized over the term of the related credit facility.

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the three months ended March 31, 2007 and March 31, 2006, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers and may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of March 31, 2007, one customer accounted for 10.8% of the Company’s total accounts receivable. As of December 31, 2006, one customer accounted for 21.1% of the Company’s total accounts receivable.

For each of the three months ended March 31, 2007 and 2006, there was no individual customer that accounted for more than 10.0% of the Company’s total revenue.

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

As of March 31, 2007, the Company had an allowance for doubtful accounts of $0.4 million. During the three months ended March 31, 2007, there were $28,000 write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense. As of March 31, 2006, the Company had an allowance for doubtful accounts of $0.5 million. During the three months ended March 31, 2006, there were no write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense.

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of March 31, 2007, the Company has 1.3 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four or ten year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its stock-based awards and, accordingly, recognized no compensation cost for its equity incentive plan other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the three months ended March 31, 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At March 31, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by all taxing jurisdictions to which the Company is subject.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the three months ended March 31,
(amounts in thousands)	2007	2006
On-net transport revenue	$5,716	$5,053
Off-net transport revenue	3,391	1,744
Colocation revenue	2,367	2,065
Access revenue	160	165

Total Revenue	$11,634	$9,027

All of our revenues are generated in the United States of America.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the condensed consolidated interim financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS No. 156 did not have a material impact on the condensed consolidated interim financial statements.

In June 2006, FASB issued FIN No. 48 of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material impact on the condensed consolidated interim financial statements.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 did not have a material impact on the condensed consolidated interim financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s management is currently evaluating the impact of SFAS No. 157 will have on its condensed consolidated interim financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company also elects to apply the provisions of SFAS No. 157. The Company’s management is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its condensed consolidated interim financial statements.

3. EQUITY INCENTIVE PLAN

On January 1, 2006, the Company adopted SFAS No. 123(R), applying the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB No. 25, in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting period, net of estimated forfeitures.

The Black-Scholes option-pricing model is used to value options when issued. The expected volatility assumption used is based solely on historical volatility, calculated using the daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. The risk-free interest rate is determined using the implied yield for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock option. The Company does not currently intend to pay cash dividends, and thus assumes a 0% dividend yield. Beginning on January 1, 2006, the expected life of an option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share Based Payment,” using the vesting term of 3 years and the contractual term of 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	142,070	$151.58
Granted	—	—
Exercised	—	—
Forfeited	(49)	$121.99

Outstanding at March 31, 2007	142,021	$151.59	7.3	$458,274

Exercisable at March 31, 2007	66,974	$319.09	5.0	$—

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	71,108	$322.26
Granted	—	—
Exercised	—	—
Forfeited	(2,080)	$420.33

Outstanding at March 31, 2006	69,028	$319.35	5.9	$—

Exercisable at March 31, 2006	57,070	$383.89	5.6	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All exercisable and cancelled options during the three months ended March 31, 2007 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	75,339	$2.17
Granted	—	—
Vested	(292)	$15.52
Forfeited	—	—

Nonvested at March 31, 2007	75,047	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	12,740	$11.34
Granted	—	—
Vested	(782)	$2.19
Forfeited	—	—

Nonvested at March 31, 2006	11,958	$11.39

At March 31, 2007, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 2.3 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant any restricted stock awards during the first quarter of 2007.

As of March 31, 2007, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.3 million, which is expected to be recognized over a weighted-average period of approximately 4.8 years. The Company recognized compensation expense of approximately $0.2 million during the first quarter of 2007 on existing restricted stock awards.

During the three months ended March 31, 2007, there were 560 shares of restricted stock returned to the Company as the result of employee terminations, and during the three months ended March 31, 2006, 18,750 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted in 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of March 31, 2007 and December 31, 2006 the outstanding shares of restricted stock totaled 1,127,118 and 1,127,678, respectively.

For each of the three months ended March 31, 2007 and 2006, total stock-based compensation was $0.2 million.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Computer software	$746	$572
Computer equipment	808	749
Leasehold improvements	31	31
Office equipment and furniture	228	228
Network equipment and infrastructure	107,742	107,339

Subtotal	109,555	108,919
Accumulated depreciation	(51,659)	(49,385)

Property, plant and equipment, net	$57,896	$59,534

Depreciation expense on property, plant and equipment was $2.3 million for the three months ended March 31, 2007 and $2.2 million for the three months ended March 31, 2006.

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility with Deutsche Bank A.G. discussed below, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The $14.0 million term loan is repayable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions that are customary for a financing of this type. The Credit Agreement prohibits the payment of cash dividends on common stock. As of March 31, 2007, the outstanding balance under the Credit Facility was $14.0 million. In addition, as of March 31, 2007, the Company had $5.4 million of outstanding letters of credit and $5.6 million of availability under its credit facility, again subject to compliance with the terms of the credit agreement. As of March 31, 2007, the interest rate on its outstanding borrowings under the facility was at 8.94%. There were no events of default under its credit agreement.

During the three months ended March 31, 2007, the Company recorded a charge of $1.1 million related to the early extinguishment of its former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility. There was no loss on early extinguishments of debt recorded for the quarter ended March 31, 2006.

As of December 31, 2006, the Company maintained a senior secured credit facility (the “Former Credit Facility”) with Deutsche Bank AG New York Branch, Wachovia Investors, Inc., and IBM Credit LLC (the “Lenders”). As of December 31, 2006, the Former Credit Facility was to mature on March 7, 2008, and was secured by the Company’s assets, and contained certain restrictive covenants customary for a financing of this type. The Former Credit Facility prohibited the payment of cash dividends on common stock. The total commitment under the Former Credit Facility was $19.8 million as of December 31, 2006. As of December 31, 2006, the outstanding balance under the Former Credit Facility was $14.2 million. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an original issue discount of $0.4 million at December 31, 2006. These discounts represent the fair value of the warrants issued to the lenders in connection with the origination of the Former Credit Facility. In addition, as of December 31, 2006, the Company had $5.5 million of outstanding letters of credit and $0.1 million of availability to issue letters of credit under its Former Credit Facility, again subject to compliance with the terms of the credit agreement. As of December 31, 2006, the interest rate on its outstanding borrowings under the facility was at 9.0%. There were no events of default under its credit agreement. As of such date, the lenders under the Company’s Former Credit Facility owned approximately 10% of the outstanding shares of the Company’s common stock.

6. SIGNIFICANT EVENTS

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