Form 10-Q
period 2007-06-30
FIBERNET TELECOM GROUP INC\
filed 2007-08-09
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of August 9, 2007, the registrant had 7,380,587 shares of common stock outstanding.

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

Overview

We own and operate integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. Our customized connectivity infrastructure provides an advanced, high bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple customers’ networks.

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

•

Communications access management services. Our access management services entail providing our customers with access to their retail communications services to tenants in certain commercial office buildings.

Our revenues are typically generated on a monthly recurring basis under contracts with our customers. The terms of these contracts can range from month-to-month to 15 years in length. Our customers typically elect to purchase network services for an initial contract period of one year with month-to-month renewals. All of our revenues are generated in the United States of America.

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

Customers primarily purchase services from us when their requirements mandate an immediate need for additional services, either for their own internal network use or for access to their customers or other vendors. As their demand for network connectivity or colocation grows, we benefit by providing new services to them. We also experience disconnections of services, as when customers groom their networks to eliminate excess capacity or to adjust for their changing network requirements. This loss of revenues may negatively impact our financial results.

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 49.4% of our revenues in the first six months of 2007. We can provide on-net transport services utilizing multiple transmission protocols, including legacy North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

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

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 28.6% of our revenues in the first six months of 2007 and are the fastest growing portion of our business. In providing these services to our customers, we manage all aspects of the service delivery, including network design, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we have experienced on a quarterly basis in 2006 and in the first six months of 2007 is a result of an increase in the number of circuits that we have provisioned, which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 20.7% of our revenues in the first six months of 2007. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we are currently constructing a new 11,000 square foot facility at 60 Hudson Street in New York City. We also plan to convert 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an internet-grade facility with enhanced power capacity to also expand our offering capabilities.

Our access management services business accounted for 1.3% of our revenues in the first six months of 2007 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 68 employees as of June 30, 2007 compared to 67 as of June 30, 2006. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN No. 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At June 30, 2007, we had no unrecognized tax benefits. We classify interest and penalties arising from the underpayment of income taxes in the statement of income under selling, general and administrative expenses. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by all taxing jurisdictions to which we are subject.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues. Revenues for the six months ended June 30, 2007 were $23.7 million as compared to $18.5 million for the six months ended June 30, 2006. We increased the number of our customers from 240 at June 30, 2006 to 243 as of June 30, 2007. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the six months ended June 30,
(amounts in thousands)	2007	2006	Change
On-net transport revenue	$11,713	$10,295	$1,418
Off-net transport revenue	6,768	3,746	3,022
Colocation revenue	4,894	4,146	748
Access revenue	320	330	(10)

	For the six months ended June 30,
(amounts in thousands)	2007	2006	Change
Total Revenue	$23,695	$18,517	$5,178

We recognized $11.7 million in on-net transport service revenues for the six months ended June 30, 2007, up from $10.3 million for the six months ended June 30, 2006. Off-net transport service revenues for the six months ended June 30, 2007 were $6.8 million, up from $3.7 million for the six months ended June 30, 2006. Revenues from colocation and other services were $4.9 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006, and revenues from communications access management services were $0.3 million for each of the six months ended June 30, 2007 and 2006.

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

For the six months ended June 30, 2007 and 2006, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $12.2 million for the six months ended June 30, 2007, compared to $9.2 million for the six months ended June 30, 2006. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the six months ended June 30,
(amounts in thousands)	2007	2006	Change
Occupancy expenses	$6,903	$6,136	$767
Off-net connectivity charges	4,927	2,752	2,175
Maintenance and repair and other costs	334	301	33

Total Cost of Services	$12,164	$9,189	$2,975

Occupancy expenses represented 56.7% of cost of services or $6.9 million for the six months ended June 30, 2007, an increase of $0.8 million as compared to 66.8% or $6.1 million for the six months ended June 30, 2006. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to extend the term of one of our leases to July 2022 and to lease an additional 11,315 square feet of space.

Off-net connectivity charges were 40.6% of cost of services or $5.0 million for the six months ended June 30, 2007, compared to 29.9% of the cost of services or $2.8 million for the six months ended June 30, 2006. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.7% or $0.3 million of cost of services for the six months ended June 30, 2007, compared to 3.3% or $0.3 million for the six months ended June 30, 2006. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 were $8.3 million compared to $7.7 million for the six months ended June 30, 2006. Personnel costs, which were consistent over the prior period, represented 62.5%, or $5.2 million, of selling, general and administrative expenses for the six months ended

June 30, 2007 compared to 63.3%, or $4.9 million for the six months ended June 30, 2006. Professional fees for the six months ended June 30, 2007 were $0.7 million, as compared to $0.6 million for the same period in 2006. During the six months ended June 30, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our former credit agreement with Deutsche Bank. Stock related expenses for the six months ended June 30, 2007 and 2006 were $0.5 million and $0.4 million, respectively. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $1.9 and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

Loss on early extinguishment of debt. In the first six months of 2007, we recorded a charge of $1.1 million related to the early extinguishment of our former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility. There was no loss on early extinguishments of debt recorded for the six months ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expenses for the six months ended June 30, 2007 were $4.6 million compared to $4.5 million for the six months ended June 30, 2006.

Interest Income. Interest income for the six months ended June 30, 2007 was approximately $0.1 million, compared to approximately $52,000 for the six months ended June 30, 2006. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the six months ended June 30, 2007 was $1.0 million, compared to $1.3 million for the six months ended June 30, 2006. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, in connection with the twentieth amendment to the credit agreement underlying our former credit facility. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 8.84% as of June 30, 2007.

Three months Ended June 30, 2007 Compared to Three months Ended June 30, 2006

Revenues. Revenues for the quarter ended June 30, 2007 were $12.1 million as compared to $9.5 million for the quarter ended June 30, 2006. We increased the number of our customers from 240 at June 30, 2006 to 243 as of June 30, 2007. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended June 30,
(amounts in thousands)	2007	2006	Change
On-net transport revenue	$5,931	$5,181	$750
Off-net transport revenue	3,442	2,062	1,380
Colocation revenue	2,527	2,082	445
Access revenue	160	164	(4)

Total Revenue	$12,060	$9,489	$2,571

We recognized $5.9 million in on-net transport service revenues for the quarter ended June 30, 2007, up from $5.2 million for the quarter ended June 30, 2006. Off-net transport service revenues for the quarter ended June 30, 2007 were $3.4 million, up from $2.1 million for the quarter ended June 30, 2006. Revenues from colocation and other services were $2.5 million for the quarter ended June 30, 2007 compared to $2.1 million for the quarter ended June 30, 2006, and revenues from communications access management services were $0.2 million for each of the quarters ended June 30, 2007 and 2006.

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

For the quarters ended June 30, 2007 and 2006, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $6.3 million for the quarter ended June 30, 2007, compared to $4.7 million for the quarter ended June 30, 2006. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended June 30,
(amounts in thousands)	2007	2006	Change
Occupancy expenses	$3,607	$3,081	$526
Off-net connectivity charges	2,471	1,511	960
Maintenance and repair and other costs	188	157	31

Total Cost of Services	$6,266	$4,749	$1,517

Occupancy expenses represented 57.6% of cost of services or $3.6 million for the quarter ended June 30, 2007, an increase of $0.5 million as compared to 64.9% or $3.1 million for the quarter ended June 30, 2006. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to extend the term of one of our leases to July 2022 and to lease an additional 11,315 square feet of space.

Off-net connectivity charges were 39.4% of cost of services or $2.5 million for the quarter ended June 30, 2007, compared to 31.8% of the cost of services or $1.5 million for the quarter ended June 30, 2006. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.0% or $0.2 million of cost of services for the quarter ended June 30, 2007, compared to 3.3% or $0.2 million for the quarter ended June 30, 2006. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2007 were $4.1 million compared to $3.8 million for the quarter ended June 30, 2006. Personnel costs, which were consistent over the prior period, represented 62.4%, or $2.6 million, of selling, general and administrative expenses for the quarter ended June 30, 2007 compared to 64.2%, or $2.4 million for the quarter ended June 30, 2006. Professional fees for the quarter ended June 30, 2007 were $0.4 million, as compared to $0.3 million for the same period in 2006. Stock related expenses for each of the quarters ended June 30, 2007 and 2006 were $0.2 million. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $0.9 million for each of the quarters ended June 30, 2007 and 2006.

Depreciation and Amortization. Depreciation and amortization expenses for each of the quarters ended June 30, 2007 and June 30, 2006 were $2.3 million.

Interest Income. Interest income for the quarter ended June 30, 2007 was approximately $51,000, compared to approximately $38,000 for the quarter ended June 30, 2006. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for each of the quarters ended June 30, 2007 and 2006 was $0.4 million and $0.6 million, respectively. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, in connection with the twentieth amendment to the credit agreement underlying our former credit facility. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 8.84% as of June 30, 2007.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for the six months ended June 30, 2007 of $1.4 million and $3.4 million, respectively, compared to a loss from operations and a net loss of $2.9 million and $4.1 million, respectively, for the six months ended June 30, 2006. During the six months ended June 30, 2007, cash provided by operating activities was approximately $2.1 million, and cash purchases of property, plant and equipment were $1.6 million, compared to cash provided by operating activities and cash purchases of property, plant and equipment of $1.6 million and $1.3 million, respectively, for the six months ended June 30, 2006.

For the six months ended June 30, 2007, we used $0.6 million in net cash for financing related activities. For the six months ended June 30, 2006, we received $2.1 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current operations.

On March 1, 2007, we entered into a Lease Modification and Extension Agreement (the “Amendment”), with 60 Hudson Owner LLC, which is the landlord of the building located at 60 Hudson Street, New York, New York where we had leased 15,239 square feet of the 19th Floor of the building. Under the terms of the Amendment, we agreed to lease an additional 11,315 square feet of space at the building, primarily on the 12th Floor, and to extend the term of the lease until July 31, 2022.

On March 21, 2007, we entered into a Credit Agreement with CapitalSource Finance LLC pursuant to which we and our subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off our former credit facility, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The $14.0 million term loan is repayable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of our and our subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by us and certain of our subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions.

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

On March 22, 2006, we executed a twentieth amendment to our former credit agreement with our lenders, pursuant to which, among other things, the lenders consented to the above-referenced Stock Purchase Agreement. The twentieth amendment, which was effective as of March 22, 2006, extended the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also set the applicable interest rate to 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due at maturity. The amendment also required us (i) on or before May 15, 2006, to engage a financial advisor to assist us in preparing a comprehensive strategic business plan and (ii) on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the board of directors and incorporated adjustments to the financial covenants of our credit facility. On April 24, 2006, we engaged a financial advisor to assist us in preparing a comprehensive strategic business plan.

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

As of June 30, 2007, we had $14.0 million of indebtedness outstanding under our Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving loan facility and $5.0 million of availability in a capital expenditure loan facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving facility and at LIBOR plus 350 basis points on the capital expenditures loan. We were in full compliance with all of the covenants contained in the credit agreement as of June 30, 2007. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent $1.6 million in capital expenditures during the six months ended June 30, 2007, primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with customers and $0.5 million related to our colocation expansion projects noted below. Our capital expenditures totaled $1.3 million for the six months ended June 30, 2006. We have substantially completed the deployment of our FINs, carrier hotel facilities and metropolitan transport networks. In 2007, we expect to invest approximately $3.0 million in capital expenditures, primarily for customer order activity, the expansion of certain of our facilities and new product initiatives. We also intend to upgrade certain information technology systems and key operating systems. We also plan to invest $4.0 million for the construction of a new colocation facility at 60 Hudson Street and the conversion of part of our facility at 165 Halsey Street. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the six months ended June 30, 2007, 970 shares of restricted stock were returned to us as the result of employee terminations.

As of August 9, 2007, we had 7.4 million shares of common stock outstanding, or 8.5 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

Recent Accounting Pronouncements

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The provisions of EITF 06-11 are effective for FiberNet as of January 1, 2008. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on our condensed consolidated interim financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 2 for further detail regarding the adoption of this interpretation.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”(“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 were effective for FiberNet as of January 1, 2007. We present these taxes on a gross basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of June 30, 2007, we had borrowed $14.0 million under our credit facility, with a current weighted average interest rate of 8.84%.

We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than six months. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 5, 2007, the Annual Meeting of Stockholders was held and the shares present voted on the following matters:

(1) The stockholders approved the election of the following nominees to serve on the Board of Directors:

	For	Withheld
Timothy P. Bradley	5,826,034	23,697
Oskar Brecher	5,734,528	115,203
Adam Brodsky	5,826,031	23,700
Jon A. DeLuca	5,825,921	23,810
Roy D. Farmer III	5,734,647	115,084
Robert La Blanc	5,067,035	773,696
Michael S. Liss	5,826,004	23,727
Charles Mahoney	5,732,715	117,016
Richard Sayers	5,826,001	23,730

(2) Authorization of the Board of Directors, in its discretion, to amend the Company’s Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan from 1,319,434 shares to 1,569,434 shares was approved with 1,689,876 votes FOR, 640,899 votes AGAINST, and 1,411 votes ABSTAINING.

(3) The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ended December 31, 2007 was approved with 5,823,054 votes FOR, 25,604 votes AGAINST, and 1,073 votes ABSTAINING.

Item 5.	Other Information

As disclosed in our Current Report on Form 8-K filed on July 13, 2007, the Company engaged Friedman LLP as its new independent registered public accounting firm on July 13, 2007.

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

Date: August 9, 2007

FIBERNET TELECOM GROUP, INC.

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title:	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,684	$6,802
Accounts receivable, net of allowance of $261 and $452	2,580	3,208
Prepaid expenses	704	656

Total current assets	9,968	10,666
Property, plant and equipment, net	56,900	59,534

Other Assets:
Deferred charges, net of accumulated amortization of $69 and $2,722	836	755
Other assets	697	777

Total other assets	1,533	1,532

TOTAL ASSETS	$68,401	$71,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,065	$3,482
Accrued expenses	3,947	4,719
Deferred revenues, current portion	1,437	1,746

Total current liabilities	8,449	9,947
Long Term Liabilities:
Notes payable, less original issue discount of $0 and $432	14,000	13,729
Deferred revenue, long term	3,465	3,728
Other long term liabilities	1,737	1,308

Total Long Term Liabilities	19,202	18,765

Total Liabilities	27,651	28,712

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,380,587 and 7,144,464 shares issued and outstanding	7	7
Additional paid-in-capital	445,408	444,327
Deferred rent (warrants)	(1,473)	(1,559)
Accumulated deficit	(403,192)	(399,755)

Total stockholders’ equity	40,750	43,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,401	$71,732

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Six months Ended June 30,
	2007	2006
Revenues	$23,695	$18,517
Operating expenses:
Cost of services (exclusive of items shown separately below)	12,164	9,189
Selling, general and administrative expense	8,305	7,703
Depreciation and amortization	4,639	4,476

Total operating expenses	25,108	21,368

Loss from operations	(1,413)	(2,851)
Loss on early extinguishment of debt	(1,146)	—
Interest income	114	52
Interest expense	(992)	(1,302)

Net loss	$(3,437)	$(4,101)

Net loss per share—basic and diluted	$(0.47)	$(0.70)
Weighted average common shares outstanding—basic and diluted	7,312	5,844

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months Ended June 30,
	2007	2006
Revenues	$12,060	$9,489
Operating expenses:
Cost of services (exclusive of items shown separately below)	6,266	4,749
Selling, general and administrative expense	4,145	3,768
Depreciation and amortization	2,342	2,250

Total operating expenses	12,753	10,767

Loss from operations	(693)	(1,278)
Interest income	51	38
Interest expense	(398)	(601)

Net loss	$(1,040)	$(1,841)

Net loss per share—basic and diluted	$(0.14)	$(0.29)
Weighted average common shares outstanding—basic and diluted	7,353	6,306

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,437)	$(4,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,639	4,476
Stock related expense	454	359
Deferred rent expense	87	87
Loss on early extinguishment of debt	1,146	—
Other non-cash items	269	594
Change in assets and liabilities:
Decrease in accounts receivables	628	167
Increase in prepaid expenses	(49)	(80)
Decrease in other assets	38	641
Decrease in accounts payable	(820)	(942)
Decrease in accrued expenses and other long-term liabilities	(315)	(24)
(Decrease) increase in deferred revenues	(571)	468

Cash provided by operating activities	2,069	1,645
Cash flows from investing activities:
Capital expenditures	(1,586)	(1,320)

Cash used in investing activities	(1,586)	(1,320)
Cash flows from financing activities:
Proceeds from debt financings	14,000	—
Proceeds from warrant exercises	626	—
Repayment of debt financings	(14,160)	—
Payment of financing costs of debt financings	(1,067)	—
Payment of financing costs of equity financings	—	(152)
Proceeds from issuance of equity securities	—	2,205

Cash (used in) provided by financing activities	(601)	2,053

Net (decrease) increase in cash and cash equivalents	(118)	2,378
Cash and cash equivalents at beginning of period	6,802	1,899

Cash and cash equivalents at end of period	$6,684	$4,277

Supplemental disclosures of cash flow information:
Interest paid	$1,021	$1,057

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

Under FiberNet’s current operating plan, including the newly refinanced debt agreement (see Note 5), the Company does not anticipate requiring any additional external sources of capital to fund its operations in the near term. However, from time to time, the Company may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of six months or less when purchased. The carrying amount approximates fair value because of the short maturity of the instruments.

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months ended June 30, 2007 and June 30, 2006, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers and may have concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of June 30, 2007, no customer accounted for over 10% of the Company’s total accounts receivable. As of December 31, 2006, one customer accounted for 21.1% of the Company’s total accounts receivable.

For each of the six months ended June 30, 2007 and 2006, there was no individual customer that accounted for more than 10.0% of the Company’s total revenue.

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

As of June 30, 2007, the Company had an allowance for doubtful accounts of $0.3 million. During the six months ended June 30, 2007, there were $0.2 million write-offs in the allowance for doubtful accounts, and there were no charges to bad debt expense. As of June 30, 2006, the Company had an allowance for doubtful accounts of $0.5 million. During the six months ended June 30, 2006, there were no write-offs in the allowance for doubtful accounts, but an additional $20,000 was recorded as a bad debt expense.

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of June 30, 2007, the Company has 1.6 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four or ten year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the six months ended June 30, 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At June 30, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by all taxing jurisdictions to which the Company is subject.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the six months ended June 30,
(amounts in thousands)	2007	2006
On-net transport revenue	$11,713	$10,295
Off-net transport revenue	6,768	3,746
Colocation revenue	4,894	4,146
Access revenue	320	330

Total Revenue	$23,695	$18,517

All revenues are generated in the United States of America.

Recent Accounting Pronouncements

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The provisions of EITF 06-11 are effective for FiberNet as of January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company also elects to apply the provisions of SFAS No. 157. The Company’s management is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its condensed consolidated interim financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1,2007, the Company adopted the provisions of FIN 48. See Note 2 for further detail regarding the adoption of this interpretation.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 were effective for FiberNet as of January 1, 2007. The Company presents these taxes on a gross basis.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	142,070	$151.58
Granted	—	—
Exercised	—	—
Forfeited	(49)	$121.99

Outstanding at June 30, 2007	142,021	$151.59	7.3	$458,274

Exercisable at June 30, 2007	66,974	$319.09	5.0	$—

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	71,108	$322.26
Granted	—	—
Exercised	—	—
Forfeited	(3,683)	$348.93

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	67,425	$319.99	5.7	$—

Exercisable at June 30, 2006	55,510	$386.23	5.4	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All exercisable and cancelled options during the six months ended June 30, 2007 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	75,339	$2.17
Granted	—	—
Vested	(292)	$15.52
Forfeited	—	—

Nonvested at June 30, 2007	75,047	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	12,740	$11.34
Granted	—	—
Vested	(312)	$14.74
Forfeited	(513)	11.30

Nonvested at June 30, 2006	11,915	$11.39

As of June 30, 2007, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 2.1 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant any restricted stock awards during the first six months of 2007.

As of June 30, 2007, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.1 million, which is expected to be recognized over a weighted-average period of approximately 4.8 years. The Company recognized compensation expense of approximately $0.4 million during the first six months of 2007 on existing restricted stock awards.

During the six months ended June 30, 2007, there were 970 shares of restricted stock returned to the Company as the result of employee terminations, and during the six months ended June 30, 2006, 18,750 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted in 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of June 30, 2007 and December 31, 2006 the outstanding shares of restricted stock totaled 1,126,708 and 1,127,678, respectively.

For the six months ended June 30, 2007 and 2006, total stock-based compensation was $0.5 and $0.4 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Computer software	$906	$572
Computer equipment	858	749
Leasehold improvements	31	31
Office equipment and furniture	228	228
Network equipment and infrastructure	108,362	107,339

Subtotal	110,385	108,919
Accumulated depreciation	(53,979)	(49,385)

Property, plant and equipment, net of depreciation	$56,406	$59,534

Construction-in-progress	494	—
Total property, plant and equipment, net	$56,900	$59,534

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility with Deutsche Bank A.G. discussed below, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowing on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of June 30, 2007, the outstanding balance under the Credit Facility was $14.0 million. In addition, as of June 30, 2007, the Company had $5.4 million of outstanding letters of credit and $0.6 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of June 30, 2007, the interest rate on its outstanding borrowings under the facility was at 8.84%. There were no events of default under its credit agreement.

During the six months ended June 30, 2007, the Company recorded a charge of $1.1 million related to the early extinguishment of its former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility. There was no loss on early extinguishments of debt recorded for the six months ended June 30, 2006.

As of December 31, 2006, the Company maintained a senior secured credit facility (the “Former Credit Facility”) with Deutsche Bank A.G. New York Branch, Wachovia Investors, Inc., and IBM Credit LLC (the “Lenders”). As of December 31, 2006, the Former Credit Facility was to mature on March 7, 2008, and was secured by the Company’s assets, and contained certain restrictive covenants. The Former Credit Facility prohibited the payment of cash dividends on common stock. The total commitment under the Former Credit Facility was $19.8 million as of December 31, 2006. As of December 31, 2006, the outstanding balance under the Former Credit Facility was $14.2 million. These amounts are included in notes payable in the accompanying consolidated balance sheets net of an original issue discount of $0.4 million at December 31, 2006. These discounts represent the fair value of the warrants issued to the lenders in connection with the origination of the Former Credit Facility. In addition, as of December 31, 2006, the Company had $5.5 million of outstanding letters of credit and $0.1 million of availability to issue letters of credit under its Former Credit Facility, again subject to compliance with the terms of the credit agreement. As of December 31, 2006, the interest rate on its outstanding borrowings under the facility was at 9.0%. There were no events of default under the Former Credit Facility. As of such date, the lenders under the Company’s Former Credit Facility owned approximately 10% of the outstanding shares of the Company’s common stock.