Form 10-Q
period 2007-09-30
FIBERNET TELECOM GROUP INC\
filed 2007-11-08
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

As of November 7 2007, the registrant had 7,640,597 shares of common stock outstanding.

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

•

Communications access management services. Our access management services entail providing our customers with access to provide their retail communications services to tenants in certain commercial office buildings.

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

We believe that the majority of the growth in our revenues will come from our existing customers. While we continue to add additional customers, particularly domestic subsidiaries of internationally based carriers, we believe the number of companies that are potential customers is not increasing due to industry consolidation. Consequently, our growth in revenue is largely dependent on the underlying growth of our customers’ businesses and their need for our services.

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

Customers primarily purchase services from us when their requirements mandate an immediate need for additional services, either for their own internal network use or for access to their customers or other vendors. As their demand for network connectivity or colocation grows, we benefit by providing new services to them. We also experience disconnections of services, as customers groom their networks to eliminate excess capacity or adjust their changing network requirements. This loss of revenues may negatively impact our financial results.

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 49.4% of our revenues in the first nine months of 2007. We can provide on-net transport services utilizing multiple transmission protocols, including legacy North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

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

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 28.8% of our revenues in the first nine months of 2007 and are the fastest growing portion of our business. In providing these services to our customers, we manage all aspects of the service delivery, including network design, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we have experienced on a quarterly basis in 2006 and in the first nine months of 2007 is a result of an increase in the number of circuits that we have provisioned, which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 20.6% of our revenues in the first nine months of 2007. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore typically enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we are currently constructing a new 11,000 square foot facility at 60 Hudson Street in New York City. We also plan to convert 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an internet-grade facility with enhanced power capacity to also expand our offering capabilities. Due to new sales activity and certain customer contract renewals, we expect revenues from colocation services to increase by approximately 12% in the fourth quarter of 2007, compared to the third quarter of 2007.

Our access management services business accounted for 1.2% of our revenues in the first nine months of 2007 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 69 employees as of September 30, 2007 compared to 65 as of September 30, 2006. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate the estimates that we have made on an on-going basis. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN No. 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At September 30, 2007, we had no unrecognized tax benefits. We classify interest and penalties arising from the underpayment of income taxes in the statement of income under selling, general and administrative expenses. As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by all taxing jurisdictions to which we are subject.

Results of Operations

Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006

Revenues. Revenues for the nine months ended September 30, 2007 were $36.2 million as compared to $28.9 million for the nine months ended September 30, 2006. We increased the number of our customers to 247 as of September 30, 2007 from 242 at September 30, 2006. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the nine months ended September 30,
(amounts in thousands)	2007	2006	Change
On-net transport revenue	$17,873	$15,714	$2,159
Off-net transport revenue	10,415	6,340	4,075
Colocation revenue	7,447	6,349	1,098
Access revenue	461	490	(29)

Total Revenue	$36,196	$28,893	$7,303

We recognized $17.9 million in on-net transport service revenues for the nine months ended September 30, 2007, up from $15.7 million for the nine months ended September 30, 2006. Off-net transport service revenues for the nine months ended September 30, 2007 were $10.4 million, up from $6.3 million for the nine months ended September 30, 2006. Revenues from colocation and other services were $7.4 million for the nine months ended September 30, 2007 compared to $6.3 million for the nine months ended September 30, 2006, and revenues from communications access management services were $0.5 million for each of the nine months ended September 30, 2007 and 2006. Due to new sales activity and certain customer contract renewals, we expect revenues from colocation services to increase by approximately 12% in the fourth quarter of 2007, compared to the third quarter of 2007.

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

For the nine months ended September 30, 2007 and 2006, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $18.7 million for the nine months ended September 30, 2007, compared to $14.5 million for the nine months ended September 30, 2006. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the nine months ended September 30,
(amounts in thousands)	2007	2006	Change
Occupancy expenses	$10,634	$9,278	$1,356
Off-net connectivity charges	7,530	4,684	2,846
Maintenance and repair and other costs	490	493	(3)

Total Cost of Services	$18,654	$14,455	$4,199

Occupancy expenses represented 57.0% of cost of services or $10.6 million for the nine months ended September 30, 2007, an increase of $1.4 million as compared to 64.2% or $9.3 million for the nine months ended September 30, 2006. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to extend the term of one of our leases to July 2022 and to lease an additional 11,315 square feet of space.

Off-net connectivity charges were 40.4% of cost of services or $7.5 million for the nine months ended September 30, 2007, compared to 32.4% of the cost of services or $4.7 million for the nine months ended September 30, 2006. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.6% or $0.5 million of cost of services for the nine months ended September 30, 2007, compared to 3.4% or $0.5 million for the nine months ended September 30, 2006. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $12.5 million compared to $11.5 million for the nine months ended September 30, 2006. Personnel costs represented 62.5%, or $7.8 million, of selling, general and administrative expenses for the nine months ended September 30, 2007 compared to 63.1%, or $7.3 million for the nine months ended September 30, 2006. Professional fees for the nine months ended September 30, 2007 were $1.1 million, as compared to $0.9 million for the same period in 2006. During the nine months ended September 30, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our former credit agreement with Deutsche Bank. Stock related expenses for the nine months ended September 30, 2007 and 2006 were $0.8 million and $0.6 million, respectively. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and 2007 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $2.8 and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Loss on early extinguishment of debt. In the first nine months of 2007, we recorded a charge of $1.1 million related to the early extinguishment of our former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility.

Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2007 were $7.0 million compared to $6.7 million for the nine months ended September 30, 2006.

Interest Income. Interest income for the nine months ended September 30, 2007 was approximately $0.2 million, compared to approximately $0.1 million for the nine months ended September 30, 2006. Interest income is generated on our cash balances, which are invested in short-term, highly liquid investments at variable rates of interest.

Interest Expense. Interest expense for the nine months ended September 30, 2007 was $1.4 million, compared to $1.9 million for the nine months ended September 30, 2006. As of March 22, 2006, our loans were converted to a fixed rate of 9.0% in connection with the twentieth amendment to the credit agreement underlying our former credit facility. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 8.61% as of September 30, 2007.

Three months ended September 30, 2007 Compared to Three months ended September 30, 2006

Revenues. Revenues for the quarter ended September 30, 2007 were $12.5 million as compared to $10.4 million for the quarter ended September 30, 2006. We increased the number of our customers to 247 as of September 30, 2007 from 242 at September 30, 2006. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended September 30,
(amounts in thousands)	2007	2006	Change
On-net transport revenue	$6,158	$5,419	$739
Off-net transport revenue	3,647	2,594	1,053
Colocation revenue	2,554	2,203	351
Access revenue	142	161	(19)

Total Revenue	$12,501	$10,377	$2,124

We recognized $6.2 million in on-net transport service revenues for the quarter ended September 30, 2007, up from $5.4 million for the quarter ended September 30, 2006. Off-net transport service revenues for the quarter ended September 30, 2007 were $3.6 million, up from $2.6 million for the quarter ended September 30, 2006. Revenues from colocation and other services were $2.6 million for the quarter ended September 30, 2007 compared to $2.2 million for the quarter ended September 30, 2006, and revenues from communications access management services for each of the quarters ended September 30, 2007 and 2006 were $ 0.1 million and $0.2 million, respectively. Due to new sales activity and certain customer contract renewals, we expect revenues from colocation services to increase by approximately 12% in the fourth quarter of 2007, compared to the third quarter of 2007.

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

For the quarters ended September 30, 2007 and 2006, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $6.5 million for the quarter ended September 30, 2007, compared to $5.3 million for the quarter ended September 30, 2006. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended September 30,
(amounts in thousands)	2007	2006	Change
Occupancy expenses	$3,732	$3,142	$590
Off-net connectivity charges	2,603	1,932	671
Maintenance and repair and other costs	155	192	(37)

Total Cost of Services	$6,490	$5,266	$1,224

Occupancy expenses represented 57.5% of cost of services or $3.7 million for the quarter ended September 30, 2007, an increase of $0.6 million as compared to 59.7% or $3.1 million for the quarter ended September 30, 2006. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to extend the term of one of our leases to July 2022 and to lease an additional 11,315 square feet of space.

Off-net connectivity charges were 40.1% of cost of services or $2.6 million for the quarter ended September 30, 2007, compared to 36.7% of the cost of services or $1.9 million for the quarter ended September 30, 2006. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.4% or $0.2 million of cost of services for the quarter ended September 30, 2007, compared to 3.6% or $0.2 million for the quarter ended September 30, 2006. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2007 were $4.2 million compared to $3.8 million for the quarter ended September 30, 2006. Personnel costs represented 62.3%, or $2.6 million, for the quarter ended September 30, 2007 compared to 62.6%, or $2.4 million, for the quarter ended September 30, 2006. Professional fees were $0.4 million for each of the quarters ended September 30, 2007 and 2006. Stock related expenses for the quarter ended September 30, 2007 were $0.3 million compared to $0.2 million for the quarter ended September 30, 2006. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2007 and 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $0.9 million for the quarter ended September 30, 2007 and $0.8 million for the quarter ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization expenses for each of the quarters ended September 30, 2007 and 2006 were $2.4 million and $2.3 million, respectively.

Interest Income. Interest income for the quarter ended September 30, 2007 was approximately $63,000, compared to approximately $47,000 for the quarter ended September 30, 2006. Interest income is generated on our cash balances, which are invested in short-term, highly liquid investments at variable rates of interest.

Interest Expense. Interest expense for each of the quarters ended September 30, 2007 and 2006 was $0.4 million and $0.6 million, respectively. As of March 22, 2006, our loans were converted to a fixed rate of 9.0%, in connection with the twentieth amendment to the credit agreement underlying our former credit facility. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 8.61% as of September 30, 2007.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for the nine months ended September 30, 2007 of $2.0 million and $4.4 million, respectively, compared to a loss from operations and a net loss of $3.8 million and $5.6 million, respectively, for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, cash provided by operating activities was approximately $3.7 million, and cash purchases of property, plant and equipment were $2.8 million, compared to cash provided by operating activities and cash purchases of property, plant and equipment of $3.0 million and $1.9 million, respectively, for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, we used $0.6 million in net cash for financing related activities. For the nine months ended September 30, 2006, we received $2.0 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current operations.

On March 1, 2007, we entered into a Lease Modification and Extension Agreement (the “Amendment”), with 60 Hudson Owner LLC, which is the landlord of the building located at 60 Hudson Street, New York, New York where we had leased 15,239 square feet of the nineteenth floor of the building. Under the terms of the Amendment, we agreed to lease an additional 11,315 square feet of space at the building, primarily on the twelfth floor, and to extend the term of the lease until July 31, 2022.

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

On November 7, 2007, we entered into an Amended and Restated Credit Agreement by and among us, our subsidiaries, CapitalSource Finance LLC and CapitalSource CF LLC pursuant to which we and our subsidiaries established a new $5.0 million loan facility (the “New Loan “) solely to enable us to repurchase outstanding shares of our capital stock pursuant to our recently announced stock repurchase program. The New Loan, which was unfunded at closing, supplements and is made a part of our existing $25.0 million credit facility with CapitalSource (the “Credit Facility”). The New Loan will bear interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The applicable margin based upon a LIBOR Rate is 4.50%, and the applicable margin based on a Prime Rate is 3.25%. In addition, the parties adjusted certain of the financial covenants under the Credit Facility. The New Loan will be payable in equal quarterly installments of 3.75% of the principal amount commencing in April 2010, with the entire Credit Facility maturing in March 2012.

On November 8, 2007, we announced that our Board of Directors has authorized the repurchase of up to $5.0 million of our common stock, either through open market purchases or in privately negotiated transactions. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time.

As of September 30, 2007, we had $14.0 million of indebtedness outstanding under our Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving loan facility and $5.0 million of availability in a capital expenditure loan facility, subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving facility and at LIBOR plus 350 basis points on the capital expenditures loan. We were in full compliance with all of the covenants contained in the credit agreement as of September 30, 2007. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the credit facility for immediate payment.

We spent $2.8 million in capital expenditures during the nine months ended September 30, 2007, of which $2.1 million was primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with customers, and $0.7 million related to our colocation expansion projects noted below. Our capital expenditures totaled $1.9 million for the nine months ended September 30, 2006. For all of 2007, we expect to invest approximately $7.0 million in capital expenditures. We expect to invest approximately $3.0 million in 2007 for customer order activity, expansion of certain facilities, new product initiatives and an upgrade to certain information technology systems and key operating systems. We also plan to invest approximately $4.0 million in 2007 for the construction of a new colocation facility at 60 Hudson Street and the conversion of part of our facility at 165 Halsey Street. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the nine months ended September 30, 2007, 2,400 shares of restricted stock were returned to us as the result of employee terminations.

As of November 7, 2007, we had 7.6 million shares of common stock outstanding, or 8.5 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, and we may also consider potential strategic alternatives, such as acquisitions or the sale of all or a portion of our business, although there can be no assurance that we would be able to successfully consummate any such financing or other transaction on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed on April 2, 2007. We do not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor do we anticipate entering into any.

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

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of September 30, 2007, we had borrowed $14.0 million under our credit facility, with a current weighted average interest rate of 8.61%.

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

Exhibit 10.1 – Amended and Restated 2007 Board of Directors Compensation Plan

Exhibit 31.1 – Section 302

Certification of Principal Executive Officer

Exhibit 31.2 – Section 302

Certification of Principal Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2007

FIBERNET TELECOM GROUP, INC.

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title:	Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,104	$6,802
Accounts receivable, net of allowance of $311 and $452	3,389	3,208
Prepaid expenses	665	656

Total current assets	11,158	10,666
Property, plant and equipment, net	55,558	59,534

Other Assets:
Deferred charges, net of accumulated amortization of $113 and $2,722	792	755
Other assets	661	777

Total other assets	1,453	1,532

TOTAL ASSETS	$68,169	$71,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,669	$3,482
Accrued expenses	4,541	4,719
Notes payable, current portion	350	—
Deferred revenues, current portion	1,367	1,746

Total current liabilities	8,927	9,947
Long Term Liabilities:
Notes payable, less original issue discount of $0 and $432	13,650	13,729
Deferred revenue, long term	3,402	3,728
Other long term liabilities	2,008	1,308

Total Long Term Liabilities	19,060	18,765

Total Liabilities	27,987	28,712

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,640,597 and 7,144,464 shares issued and outstanding	8	7
Additional paid-in-capital	445,714	444,327
Deferred rent (warrants)	(1,429)	(1,559)
Accumulated deficit	(404,111)	(399,755)

Total stockholders’ equity	40,182	43,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,169	$71,732

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Nine months ended September 30,
	2007	2006
Revenues	$36,196	$28,893
Operating expenses:
Cost of services (exclusive of items shown separately below)	18,654	14,455
Selling, general and administrative expense	12,515	11,525
Depreciation and amortization	7,007	6,742

Total operating expenses	38,176	32,722

Loss from operations	(1,980)	(3,829)
Loss on early extinguishment of debt	(1,146)	—
Interest income	177	100
Interest expense	(1,407)	(1,912)

Net loss	$(4,356)	$(5,641)

Net loss per share—basic and diluted	$(0.59)	$(0.92)
Weighted average common shares outstanding—basic and diluted	7,365	6,116

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months ended September 30,
	2007	2006
Revenues	$12,501	$10,377
Operating expenses:
Cost of services (exclusive of items shown separately below)	6,490	5,266
Selling, general and administrative expense	4,210	3,821
Depreciation and amortization	2,369	2,267

Total operating expenses	13,069	11,354

Loss from operations	(568)	(977)
Interest income	63	47
Interest expense	(414)	(610)

Net loss	$(919)	$(1,540)

Net loss per share—basic and diluted	$(0.12)	$(0.23)
Weighted average common shares outstanding—basic and diluted	7,411	6,650

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,356)	$(5,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,007	6,742
Stock related expense	761	571
Deferred rent expense	130	130
Loss on early extinguishment of debt	1,146	—
Other non-cash items	364	830
Change in assets and liabilities:
Increase in accounts receivables	(231)	(511)
Increase in prepaid expenses	(9)	(132)
Decrease in other assets	52	755
Decrease in accounts payable	(1,017)	(170)
Increase in accrued expenses and other long-term liabilities	535	60
(Decrease) increase in deferred revenues	(705)	407

Cash provided by operating activities	3,677	3,041
Cash flows from investing activities:
Capital expenditures	(2,774)	(1,850)

Cash used in investing activities	(2,774)	(1,850)
Cash flows from financing activities:
Proceeds from debt financings	14,000	—
Proceeds from warrant exercises	626	—
Repayment of debt financings	(14,160)	—
Payment of financing costs of debt financings	(1,067)	(7)
Payment of financing costs of equity financings	—	(152)
Proceeds from issuance of equity securities	—	2,205

Cash (used in) provided by financing activities	(601)	2,046

Net increase in cash and cash equivalents	302	3,237
Cash and cash equivalents at beginning of period	6,802	1,899

Cash and cash equivalents at end of period	$7,104	$5,136

Supplemental disclosures of cash flow information:
Interest paid	$1,386	$1,421

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing complex interconnection services enabling the exchange of voice, video and data traffic between global networks. The Company owns and operates integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey and Los Angeles. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises. The Company delivers core network backbone services for mission critical requirements.

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

Under FiberNet’s current operating plan, including its new credit facility (see Note 5), the Company does not anticipate requiring any additional external sources of capital to fund its operations in the near term. However, from time to time, the Company may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, as identified in Note 1 above. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated interim financial statements.

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months ended September 30, 2007 and September 30, 2006, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of September 30, 2007, one customer accounted for over 12.7% of the Company’s total accounts receivable. As of December 31, 2006, one customer accounted for 21.1% of the Company’s total accounts receivable. For each of the nine months ended September 30, 2007 and 2006, there was no individual customer that accounted for more than 10.0% of the Company’s total revenue.

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

As of September 30, 2007, the Company had an allowance for doubtful accounts of $0.3 million. During the nine months ended September 30, 2007, there were $0.2 million write-offs to the allowance for doubtful accounts, and an additional $50,000 was recorded as a bad debt expense. As of September 30, 2006, the Company had an allowance for doubtful accounts of $0.4 million. During the nine months ended September 30, 2006, the company wrote off approximately $0.1 million in the allowance for doubtful accounts, and an additional $40,000 was recorded as a bad debt expense.

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of September 30, 2007, the Company has 1.6 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four or ten year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the nine months ended September 30, 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At September 30, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2006 remain open to examination by all taxing jurisdictions to which the Company is subject.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EIFT 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company presents these taxes on a net basis.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers, as summarized below.

	For the nine months ended September 30,
(amounts in thousands)	2007	2006
On-net transport revenue	$17,873	$15,714
Off-net transport revenue	10,415	6,340
Colocation revenue	7,447	6,349
Access revenue	461	490

Total Revenue	$36,196	$28,893

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

A summary of stock option activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	142,070	$151.58
Granted	—	—
Exercised	—	—
Forfeited	(108)	$121.99

Outstanding at September 30, 2007	141,962	$151.54	6.8	$468,750

Exercisable at September 30, 2007	91,962	$232.79	5.7	$156,250

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	71,108	$322.26
Granted	75,000	2.11
Exercised	—	—
Forfeited	(3,716)	$345.78

Outstanding at September 30, 2006	142,392	$152.63	7.8	$59,250

Exercisable at September 30, 2006	67,043	$321.73	5.5	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All exercisable and cancelled options during the nine months ended September 30, 2007 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	75,339	$2.17
Granted	—	—
Vested	(25,339)	$2.08
Forfeited	—	—

Nonvested at September 30, 2007	50,000	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	12,740	$11.34
Granted	75,000	2.11
Vested	(11,845)	$11.34
Forfeited	(546)	11.19

Nonvested at September 30, 2006	75,349	$2.17

As of September 30, 2007, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.8 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 261,440 shares of restricted stock during the first nine months of 2007.

As of September 30, 2007, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $5.7 million, which is expected to be recognized over a weighted-average period of approximately 4.3 years. The Company recognized compensation expense of approximately $0.7 million during the first nine months of 2007 on existing restricted stock awards.

During the nine months ended September 30, 2007, there were 2,400 shares of restricted stock returned to the Company as the result of employee terminations, and during the nine months ended September 30, 2006, 18,750 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted in 2007 and 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of September 30, 2007 and December 31, 2006 the outstanding shares of restricted stock totaled 1,388,148 and 1,127,678, respectively.

For the nine months ended September 30, 2007 and 2006, total stock-based compensation was $0.8 and $0.6 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Computer software	$945	$572
Computer equipment	874	749
Leasehold improvements	31	31
Office equipment and furniture	228	228
Network equipment and infrastructure	109,079	107,339

Subtotal	111,157	108,919
Accumulated depreciation	(56,326)	(49,385)

Property, plant and equipment, net of depreciation	$54,831	$59,534
Construction-in-progress	727	—
Total property, plant and equipment, net	$55,558	$59,534

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility with Deutsche Bank A.G. discussed below, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowing on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of September 30, 2007, the outstanding balance under the Credit Facility was $14.0 million. In addition, as of September 30, 2007, the Company had $5.4 million of outstanding letters of credit and $0.6 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of September 30, 2007, the interest rate on its outstanding borrowings under the facility was at 8.61%. There were no events of default under its credit agreement.

The Company recorded a charge of $1.1 million related to the early extinguishment of its former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility.

As of December 31, 2006, the Company maintained a senior secured credit facility (the “Former Credit Facility”) with Deutsche Bank A.G. New York Branch, Wachovia Investors, Inc., and IBM Credit LLC (the “Lenders”). As of December 31, 2006, the Former Credit Facility was to mature on March 7, 2008, and was secured by the Company’s assets, and contained certain restrictive covenants. The Former Credit Facility prohibited the payment of cash dividends on common stock. The total commitment under the Former Credit Facility was $19.8 million as of December 31, 2006. As of December 31, 2006, the outstanding balance under the Former Credit Facility was $14.2 million, before an original issue discount of $0.4 million. These discounts represent the fair value of the warrants issued to the lenders in connection with the origination of the Former Credit Facility. In addition, as of December 31, 2006, the Company had $5.5 million of outstanding letters of credit and $0.1 million of availability to issue letters of credit under its Former Credit Facility, again subject to compliance with the terms of the credit agreement. As of December 31, 2006, the interest rate on its outstanding borrowings under the facility was at 9.0%. There were no events of default under the Former Credit Facility. As of such date, the lenders under the Company’s Former Credit Facility owned approximately 10% of the outstanding shares of the Company’s common stock.

6. SUBSEQUENT EVENTS

On November 7, 2007, the Company entered into an Amended and Restated Credit Agreement by and among the Company, its subsidiaries, CapitalSource Finance LLC and CapitalSource CF LLC pursuant to which the Company and its subsidiaries established a new $5.0 million loan facility (the “New Loan “) solely to enable the Company to repurchase outstanding shares of its capital stock pursuant to its recently announced stock repurchase program. The New Loan, which was unfunded at closing, supplements and is made a part of the Company’s existing $25.0 million credit facility with CapitalSource (the “Credit Facility”). The New Loan will bear interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The applicable margin based upon a LIBOR Rate is 4.50%, and the applicable margin based on a Prime Rate is 3.25%. In addition, the parties adjusted certain of the financial covenants under the Credit Facility. The New Loan will be payable in equal quarterly installments of 3.75% of the principal amount commencing in April 2010, with the entire Credit Facility maturing in March 2012.

On November 8, 2007, the Company announced that its Board of Directors has authorized the repurchase of up to $5.0 million of the Company’s common stock, either through open market purchases or in privately negotiated transactions. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time.