Form 10-K
period 2007-12-31
FIBERNET TELECOM GROUP INC\
filed 2008-03-28
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $8.61, the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $46,828,040.

As of March 27, 2008, the registrant had 7,575,078 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2008.

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

Network operators and providers have focused on interconnecting their networks in large metropolitan areas with high densities of communications traffic. By establishing their main network points of presence in gateway cities, they can exchange traffic with the greatest number of other communications companies in the most efficient manner. Within these markets, network operators have centered their points of presence in carrier hotels, or other large Internet data centers, to benefit from proximity to other operators and from a controlled, organized operating environment. Typically long-haul fiber-optic networks were built to function as transport links between these metropolitan locations worldwide. Communications traffic is aggregated at the core of metropolitan networks and transferred onto long-haul networks for transmission to other metropolitan points.

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

Off-Net Transport. We provide our customers with off-net connectivity on networks that we do not own. Customers purchase these services from us to benefit from our network design, provisioning and management expertise. We sell this connectivity to our customers and purchase the underlying circuits from other telecommunications carriers. We offer off-net transport in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas. We offer these services as part of a turnkey solution to our customers, providing them with a single point of contact to order additional network capacity and to manage ongoing network operations.

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

Global Gateway Services. We offer global gateway services through our carrier-grade technology platform that enables communications providers to exchange VoIP traffic. It is built on an Ethernet switching architecture, incorporating gateway functionality and switch partitioning capabilities. The platform enables the migration of legacy voice traffic to an IP environment and also exchanges domestic and international voice traffic between legacy systems.

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

Occupants of our 60 Hudson Street Meet-Me-Room have access to our vertical in-building network within the building and to our metropolitan transport networks, which connect to other carrier hotels.

Metropolitan Transport Networks

We acquire dark fiber rights, install our own optical transmission equipment to light the fiber and then provide lit circuits to customers for the transport of their traffic. We light the dark fiber in ring configurations with optical networking gear, establishing connectivity between our carrier hotel facilities and other buildings on our networks, including certain commercial office properties. Our intersecting rings are interconnected at two hub locations for maximum survivability and disaster recovery capability.

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

As of December 31, 2007, our customers included AT&T, Bell Canada, British Telecom, Cable & Wireless, China Telecom, China Netcom, Deutsche Telekom, Reliance, France Telecom, KPN, Level 3, NTT America, Qwest, Sprint, TeliaSonera, Verizon and VSNL. We enter into contracts with our customers with terms ranging from one month to 15 years.

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

Local Telephone Companies. In New York City and Los Angeles, we face significant competition from the incumbent carriers (“ILECs”) that currently dominate local communications markets, and CLECs, or competitive local exchange carriers, which are increasing their market penetration for local communications services. ILECs, including Verizon, have several competitive advantages over us, including an established brand name, extensive network infrastructure and significant capital resources. As a result of the Telecommunications Act of 1996, ILECs are required to provide other carriers with access to end users via their existing networks. This type of access is in direct competition to our services. Moreover, ILECs also sell wholesale connectivity, which competes with our transport services. Various other competitive communications providers also own communications infrastructure in our markets and in the long-haul market segment. Many of these carriers currently compete with us, and such competition may increase in the future.

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

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last twelve years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934 (the “Act”).

Our services are provided through our operating subsidiaries, Local Fiber, Equal Access, Availius, and Devnet. The services offered by our subsidiaries fall into one of two categories:

•	telecommunications services or common carriage; and

•	non-telecommunications services.

Certain regulations associated with each type of offering are described below. Although the law establishing regulatory requirements is often unclear, our telecommunications services generally are subject to a lower degree of federal and state regulation than those of dominant carriers such as the incumbent local exchange carriers (“ILECs”).

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

As a competitive provider of local (also known as a competitive local exchange carrier or CLEC) and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to contribution to numerous funds to the extent we provide interstate services or obtain numbers for end user customers. These funds include the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low-income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 11.3% of gross interstate and international end-user telecommunications revenues for the second quarter of 2008, and may be higher in subsequent quarters and years. The FCC is reviewing its current universal service assessment, contribution, and recovery rules. Changes to the universal service rules could affect our revenues. FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross intrastate, interstate, or international end-user telecommunications revenues, depending on the particular fund. Our contribution obligations historically have been minimal because our customer base has been predominately carriers that essentially resell our services rather than end users. Our contribution obligations could increase should we provide more services to end users.

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

Local Exchange Carrier Regulation. The Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, and imposes additional requirements on ILECs. CLECs compete with the ILECs for local subscribers of telecommunications services. As discussed under our state regulation section, Local Fiber provides local transport services and has obtained authorization as a CLEC to provide telecommunications services in the states of New York, New Jersey, and California. However, because of the nature of Local Fiber’s service offerings, not all CLEC obligations will apply to us. As a CLEC, Local Fiber is subject to any requirement imposed by the FCC that is generally applicable to local exchange carriers or LECs. In addition, LEC regulations affect us to the extent that they have a direct effect on our carrier customers. Congress routinely considers changes to the Act, which could affect Local Fiber’s rights and obligations.

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

The FCC also has issued decisions regarding the regulation of broadband services provisioned by ILECs and the appropriate regulatory treatment under the Act for a wireline carrier’s offering of broadband Internet access services. In September 2005, the FCC determined that wireline broadband Internet access service provided over a provider’s own facilities is an information service and therefore not subject to traditional common carrier regulation, including access regulations. In March 2006, the FCC failed to act on a petition for forbearance filed by Verizon, which asked the FCC to forbear from applying traditional common carrier regulation to certain high-capacity broadband services. The FCC’s inaction now allows Verizon to offer these services subject to very limited regulation. Other carriers have filed similar requests with the FCC and received varying levels of deregulation. Other deregulation petitions are pending for various ILEC-provided services. These decisions, and any similar ruling issued in the future, may result in increased competition from ILECs and CLECs with respect to some of our services and may affect the rates, terms or conditions of our service offerings.

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

Local Regulation

In addition to federal and state laws, local governments exercise legal authority that may affect Local Fiber’s operations. For example, local governments retain the authority to license public rights-of-way, subject to the limitation that local governments may not prohibit the provision of telecommunications services. Local authorities affect the timing and costs associated with the use of public rights-of-way. These regulations may have an adverse effect on our business to the extent Local Fiber requires access to such public rights-of-way. In addition, local governments may impose telecommunications taxes and surcharges on the operations of Local Fiber.

Non-Telecommunications Services

Certain our subsidiaries, Equal Access, Availius, and Devnet, are not subject to telecommunications carrier regulation. Unlike a telecommunications carrier, Equal Access and Devnet do not hold their offerings out to the general public for a fee. Moreover, Equal Access and Devnet do not use public rights-of-way that may trigger local regulation. Equal Access and Devnet have entered into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private contractual basis. As such, Equal Access and Devnet merely provide the in-building capacity over which telecommunications service providers may provide telecommunications services, including access to the public telephone system that enables a tenant to reach any point on the public telephone system. As explained below, recent actions by the FCC could have an adverse impact on Equal Access’ and Devnet’s exclusive contractual rights, in certain buildings, to provide such capacity. Availius is an intellectual capital and resource company that leverages FiberNet’s expertise and implementation capabilities to provide turn-key results for network, infrastructure and wide-ranging business needs. Availius offers full-service capabilities to sophisticated network operators and data facility users, and gives clients access to strategic direction and experienced personnel for overall project execution and management services.

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

As of December 31, 2007, there was no federal legal requirement that owners or managers of privately owned commercial office buildings or residential buildings give access to competitive providers of telecommunications services. If laws or regulations are enacted that effectively require building owners to give inside wiring access to all requesting telecommunications providers on nondiscriminatory terms, Equal Access’ and Devnet’s ability to secure and maintain exclusive inside wiring contracts may be inhibited.

Under FCC regulations, however, telecommunications carriers are prohibited from entering into exclusive contracts with commercial building owners for the provision of telecommunications services in the building. On October 25, 2000, the FCC released an Order promoting competition between telecommunications carriers by regulating access to multiple tenant buildings. The FCC’s decision bars telecommunications carriers from entering into exclusive contracts with commercial building owners in the future. Because Equal Access and Devnet are not “telecommunications carriers,” the FCC’s decision does not apply to them or their dealings with building owners. The FCC’s decision also requires local exchange carriers and other utilities within multiple tenant buildings to provide other telecommunications carriers and cable service providers reasonable and non-discriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility. This requirement will not apply directly to Equal Access or Devnet because they are not telecommunications carriers or utilities. However, this requirement may apply to telecommunications carriers and utilities holding separate access rights to those of Equal Access and Devnet in FiberNet buildings, and it may also apply to Equal Access’ and Devnet’s telecommunications carrier customers. Depending on how these rules are interpreted, these requirements may facilitate our competitors’ entry into buildings in which we offer our services by permitting our competitors to gain access through the separate access rights currently held by local exchange carriers or other utilities in the same buildings. We cannot predict how the FCC’s rules will be interpreted regarding this requirement or what, if any, effect such an interpretation would have on Equal Access or Devnet. The FCC also established procedures to enable building owners to request that the incumbent local exchange carrier move the demarcation point, the point at which the telecommunications network wiring under the incumbent local exchange carrier’s control ends and wiring under building owner/end-user control begins, to the minimum point of entry. The minimum point of entry is defined as either the closest practicable point to where the wiring crosses a property line or the closest practicable point to where the wiring enters a multi-tenant building or buildings. The FCC’s procedures to clarify the demarcation point in multi-tenant buildings do not place an obligation on Equal Access, Devnet or Local Fiber, because none of these entities are incumbent local exchange carriers. However, we cannot predict the

FCC’s implementation of its demarcation point procedures or the consequences resulting from a building owner’s decision to locate the demarcation point at the minimum point of entry.

In March 2008, the FCC adopted additional requirements prohibiting telecommunications carriers from entering into exclusive contracts with residential building owners, and prohibiting enforcement of existing contracts containing exclusivity provisions. Complete information regarding the new rules has not been released. It is likely these rules will be challenged in federal court and before the FCC. We cannot predict the outcome of the FCC’s proceeding or of any legislation, nor what effect, if any, it may have on our business.

These types of requirements have also been adopted in certain states. For example, regulations in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi-tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s rules prohibit carriers from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. New York also is considering the adoption of legislation that would protect telecommunications companies from discrimination when deploying facilities in multi-tenant buildings. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already have existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted.

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

Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2008.

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

Employees

As of December 31, 2007, we had 68 employees, including 43 in engineering and network operations, 15 in sales and marketing and 10 in finance and administration. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

Factors Affecting our Business Condition

In addition to the other information and factors included in this report, the following factors should be considered in evaluating our business and future prospects:

We have and may continue to experience operating losses and net losses.

We may not achieve or sustain operating income or net income in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We may continue to incur operating losses and net losses in 2008. In 2005, we had an operating loss of $11.6 million and a net loss of $13.9 million. In 2006, we had an operating loss of $4.6 million and a net loss of $6.9 million. In 2007, we had an operating loss of $2.2 million and a net loss of $4.9 million.

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

Throughout the year, we continued to experience decreases in the prices of certain of our services. We anticipate that prices for broadband network services, in general, may continue to decline due primarily to the following:

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

We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our services. Most notably, we license Preside and Oracle M6. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our services. Although we believe that there are alternative suppliers for the software that we rely upon, it could take a significant period of time to establish relationships with alternative suppliers and integrate their software into our services. The loss of any of our relationships with these suppliers could have a material adverse effect on our business.

We depend on key personnel.

We are highly dependent upon the efforts of our senior management team, none of whom currently has an employment agreement with us. The death or departure of any of our key personnel could have a material adverse effect on our business.

We may become the subject of litigation.

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

As of March 27, 2008, we had total outstanding debt of $14.0 million and $5.4 million of outstanding letters of credit. In addition, we have $0.6 million of availability in our revolving line of credit, $5.0 million of availability in a capital expenditure term facility and $5.0 million in a stock repurchase term facility, subject to compliance with the terms of the credit agreement. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement (which governs our credit facility) that expose us to certain risks and limitations, including the following:

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

We are subject to federal, state and local regulatory and taxing authorities that affect our services. The regulation and taxation of the communications industry can change rapidly and varies from state to state. Changes in the regulatory and taxing environment could affect our operating results by increasing competition, decreasing revenue, increasing costs and impairing our ability to offer services. Certain communications services are subject to significant regulation and taxation at the federal, state, and local level. The Federal Communications Commission, or FCC, regulates communications carriers providing intrastate, interstate and international common carrier services. State public utility commissions exercise jurisdiction over intrastate communications services. The FCC and state public utility commissions do not regulate most enhanced services, which involve more than the pure transmission of customer provided information. Our subsidiary, Local Fiber, LLC, is regulated as a common carrier by virtue of its provision of communications services directly to the public for a fee. As a common carrier, Local Fiber, LLC is subject to extensive federal, state and local communications regulations, which include the payment of all applicable regulatory assessments.

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

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own approximately 39% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

Anti-takeover provisions could prevent or delay a change of control that stockholders may consider favorable.

Provisions in our certificate of incorporation, our bylaws and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. The authorization of undesignated preferred stock, for example, gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. In addition, we have adopted a change in control plan providing severance benefits for members of senior management in the event of a change in control. This severance-related plan may delay or prevent a change in our management team and may render more difficult an unsolicited merger of other change in control event. If a change of control or change in management is delayed or prevented, this premium may not be realized, or the market price of our common stock could decline.

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

We have approximately $0.7 million shares of common stock subject to issuance upon exercise of outstanding stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal offices are located at 570 Lexington Avenue in New York, New York, where we lease an aggregate of approximately 12,195 square feet, of which we are subleasing approximately 5,100 square feet. The term for these premises expires in October 2008. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and 111 Eighth Avenue. At 60 Hudson Street we have two leases covering an aggregate of 41,174 square feet. The lease at 60 Hudson Street for space on the 19th floor and 12th floor expires in 2022. The lease at 60 Hudson Street for the Meet-Me-Room expires in 2015. The lease at 111 Eighth Avenue is for 5,672 square feet and expires in 2015. In Newark, New Jersey, we lease a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street, which expires in 2016. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago, Illinois, consisting of 6,588 square feet under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles, California, consisting of 7,465 square feet under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of certain commercial office buildings for our central equipment rooms. We regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

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

The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nasdaq Capital Market System from January 1, 2006 through December 31, 2007:

	2007		2006
	High	Low	High	Low
Quarter ending March 31	$9.90	$6.15	$3.60	$1.53
Quarter ending June 30	$9.75	$7.20	$3.55	$1.87
Quarter ending September 30	$8.69	$7.39	$2.90	$1.70
Quarter ending December 31	$8.40	$7.55	$6.79	$2.83

As of March 27, 2008, there were 66 holders of record of our common stock and, according to our estimates, approximately 5,200 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

as of December 31, 2007

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	138,100	$136.27	59,199
Equity compensation plans not approved by security holders	272,486	$4.02	—

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

Settlement Warrants, dated February 28, 2003, provided common stock purchase warrants to certain stockholders in settlement of certain litigation matters, to purchase an aggregate of 16,667 shares of our common stock at a purchase price of $36.00 per share, which expired on February 28, 2008, without being exercised.

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

Issuer Purchases of Equity Securities

Period*	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 8, 2007 to November 30, 2007	34,082	$8.03	34,082	$4,725,139
December 1, 2007 to December 31, 2007	52,206	$7.98	52,206	$4,306,820

*	On November 6, 2007, we publicly announced the authorization to repurchase up to $5.0 million of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data presented below, in conjunction with our consolidated financial statements, the notes to those consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations section appearing elsewhere in this report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data as of December 31, 2007, and 2006 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those consolidated financial statements (including notes thereto). The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004, and 2003 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission, or SEC. Our historical results are not necessarily indicative of the operating results to be realized in the future.

CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Revenues	$26,604	$34,579	$33,824	$40,080	$49,777
Operating expenses:
Cost of services (exclusive of items shown separately below)	8,806	13,776	16,444	20,224	25,519
Selling, general and administrative expenses	16,631	16,504	17,322	15,441	17,034
Impairment of property, plant and equipment	1,346	9,468	2,812	—	—
Impairment of goodwill	7,509	2,309	—	—	—
Depreciation and amortization	8,840	9,013	8,840	8,998	9,419

Total operating expenses	43,132	51,070	45,418	44,663	51,972

Loss from operations	(16,528)	(16,491)	(11,594)	(4,583)	(2,195)
Loss on early extinguishments of debt	(8,951)	—	—	—	(1,146)
Other income	—	—	—	21	—
Interest income	46	60	76	159	226
Interest expense	(2,342)	(1,963)	(2,417)	(2,522)	(1,823)

Net loss	$(27,775)	$(18,394)	$(13,935)	$(6,925)	$(4,938)

Net loss per share: basic and diluted	$(7.47)	$(3.67)	$(2.69)	$(1.09)	$(0.66)
Weighted average common shares outstanding: basic and diluted	3,719	5,018	5,174	6,359	7,428

On May 25, 2005, we completed our 1-for-10 reverse stock split previously approved by stockholders. On May 12, 2003, we completed our 1-for-30 reverse stock split previously approved by stockholders. The earnings per share information and all share amounts as presented in these selected financial data have been adjusted to reflect these reverse stock splits.

	As of December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and cash equivalents	$3,488	$2,909	$1,899	$6,802	$8,220
Other current assets	6,876	6,832	2,748	3,864	4,430
Property, plant and equipment, net	86,958	74,123	66,135	59,534	54,921
Total assets	99,618	87,725	73,235	71,732	70,912
Long-term liabilities	19,769	11,155	18,030	18,765	18,852
Total stockholders’ equity	64,734	59,236	45,998	43,020	39,298

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 48.4% of our total revenues in 2007. We can provide on-net transport services utilizing multiple transmission protocols, including legacy North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

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

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 29.5% of our total revenues in 2007 and are the fastest growing portion of our business. In providing these services to our customers, we manage all aspects of the service delivery, including network design, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we have experienced on a quarterly basis in 2006 and 2007 is a result of an increase in the number of circuits that we have provisioned, which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 20.8% of our total revenues in 2007. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore typically enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we constructed a new 11,000 square foot facility at 60 Hudson Street in New York City. We are also converting 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an internet-grade facility with enhanced power capacity to also expand our offering capabilities.

Our access management services business accounted for 1.3% of our total revenues in 2007 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 68 employees as of December 31, 2007 compared to 67 as of December 31, 2006. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN No. 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At December 31, 2007, we had no unrecognized tax benefits. We classify interest and penalties arising from the underpayment of income taxes in the statement of income under selling, general and administrative expenses. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2007 remain open to examination by all taxing jurisdictions to which we are subject.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Revenues. Revenues for the fiscal year ended December 31, 2007 were $49.8 million as compared to $40.1 million for the fiscal year ended December 31, 2006. We increased the number of our customers from 243 at the end of 2006 to 254 at the end of 2007, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize.

Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the year ended December 31,
(amounts in thousands)	2007	2006	Change
On-net transport revenue	$24,128	$21,379	$2,749
Off-net transport revenue	14,675	9,335	5,340
Colocation revenue	10,344	8,699	1,645
Access revenue	630	667	(37)

Total Revenue	$49,777	$40,080	$9,697

We recognized $24.1 million in on-net transport service revenues in 2007, up from $21.4 million in 2006. Off-net transport service revenues for 2007 were $14.7 million, up from $9.3 million in 2006. Revenues from colocation and other services were $10.3 million in 2007 compared to $8.7 million in 2006, and revenues from communications access management services declined to $0.6 million in 2007 from $0.7 million in 2006.

The majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of circuits to our customers. The growth in new on-net transport services more than offset the disconnections and price decreases that we have experienced. Off-net transport revenues increased over the same period last year as we continued to leverage our current customer base by providing services outside our gateway markets of New York/New Jersey and Los Angeles. Colocation revenues increased as we licensed additional caged space, cabinets and racks in our facilities. Our network infrastructure has significant capacity to provide additional transport connectivity, and we also have the network capabilities to deliver connectivity utilizing new technologies, such as Ethernet and IP services. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2008. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2012. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For fiscal years 2007 and 2006, there were no individual customers that accounted for over 10% of our total revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $25.5 million in 2007, compared to $20.2 million in 2006. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the year ended December 31,
(amounts in thousands)	2007	2006	Change
Occupancy expenses	$14,454	$12,660	$1,794
Off-net connectivity charges	10,372	6,903	3,469
Maintenance and repair and other costs	693	661	32

Total Cost of Services	$25,519	$20,224	$5,295

Occupancy expenses represented 56.7% of cost of services or $14.5 million in 2007, an increase of $1.8 million as compared to 62.6% or $12.7 million in 2006. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60

Hudson Street, New York, New York to lease an additional 11,315 square feet of space and to extend the term of the lease to July 2022.

Off-net connectivity charges were 40.6% of cost of services or $10.4 million in 2007, compared to 34.1% of the cost of services or $6.9 million in 2006. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.7% or $0.7 million of cost of services in 2007, compared to 3.3% or $0.7 million in 2006. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 were $17.0 million compared to $15.4 million for 2006. Personnel costs, which were consistent over the period, represented 62.8% or $10.7 million of selling, general and administrative expenses in 2007 compared to 63.6% or $9.8 million for 2006. Professional fees in 2007 were $1.5 million, as compared to $1.3 million for the same period in 2006. Marketing expenses in 2007 were $0.2 million compared to $0.1 million in 2006. During the year ended December 31, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our former credit agreement with Deutsche Bank.

Stock related expenses for the years ended December 31, 2007 and 2006 were $1.1 million and $0.8 million, respectively. This non-cash expense relates to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and 2007 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $3.5 million for the year ended December 31, 2007 and $3.4 million for the year ended December 31, 2006.

Loss on early extinguishment of debt. During the year 2007, we recorded a charge of $1.1 million related to the early extinguishment of our former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility.

Depreciation and Amortization. Depreciation and amortization expense for 2007 was $9.4 million, compared to $9.0 million for 2006.

Interest Income. Interest income for each of the years ended December 31, 2007 and December 31, 2006 were $0.2 million. Interest income is generated on our cash balances, which are invested in short-term, highly liquid investments at variable rates of interest.

Interest Expense. Interest expense for the year ended December 31, 2007 was $1.8 million, compared to $2.5 million for the year ended December 31, 2006. As of March 22, 2006, our loans were converted to a fixed interest rate of 9.0% in connection with the twentieth amendment to our credit agreement underlying our credit facility. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 8.61% as of December 31, 2007. Also included in interest expense is the amortization of original issuance discounts and deferred charges that amounted to $0.4 million and $1.1 million for the year ended December 31, 2007 and 2006, respectively.

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

	For the year ended December 31,
(amounts in thousands)	2006	2005	Change
On-net transport revenue	$21,379	$19,912	$1,467
Off-net transport revenue	9,335	5,519	3,816
Colocation revenue	8,699	7,494	1,205
Access revenue	667	899	(232)

Total Revenue	$40,080	$33,824	$6,256

We recognized $21.4 million in on-net transport service revenues in 2006, up from $20.0 million in 2005. Off-net transport service revenues for 2006 were $9.3 million, up from $5.5 million in 2005. Revenues from colocation and other services were $8.7 million in 2006 compared to $7.5 million in 2005, and revenues from communications access management services declined to $0.7 million in 2006 from $0.9 million in 2005.

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

	For the year ended December 31,
(amounts in thousands)	2006	2005	Change
Occupancy expenses	$12,660	$11,756	$904
Off-net connectivity charges	6,903	3,958	2,945
Maintenance and repair and other costs	661	730	(69)

Total Cost of Services	$20,224	$16,444	$3,780

Occupancy expenses represented 62.6% of cost of services or $12.7 million in 2006, an increase of $0.9 million as compared to 71.5% or $11.8 million in 2005. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage.

Off-net connectivity charges were 34.1% of cost of services or $6.9 million for the year ended December 31, 2006, compared to 24.1% of the cost of services or $4.0 million for the year ended December 31,

2005. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.3% or $0.7 million of cost of services for the year ended December 31, 2006, compared to 4.4% or $0.7 million for the year ended December 31, 2005. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 were $15.4 million compared to $17.3 million for 2005. Personnel costs, which were consistent over the period, represented 63.6% or $9.8 million of selling, general and administrative expenses for the year ended December 31, 2006 compared to 55.9% or $9.7 million for 2005. Professional fees for the year ended December 31, 2006 were $1.3 million, as compared to $1.7 million for the same period in 2005, due to on going cost control initiatives. Marketing expenses decreased by $0.2 million to $ 0.1 million from the year ended December 31, 2005 also due to on going cost control initiatives. During the year ended December 31, 2006, we expensed $0.1 million for fees related to the twentieth amendment of our credit agreement with Deutsche Bank. During the year ended December 31, 2005, we expensed $1.2 million of deferred transaction costs related to the termination of our stock purchase agreement with Consolidated Edison, Inc.

Stock related expenses for the years ended December 31, 2006 and 2005 were $0.8 million and $0.5 million, respectively. This non-cash expense relates to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $3.4 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively.

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

Interest Expense. Interest expense for the year ended December 31, 2006 was $2.5 million, compared to $2.4 million for the year ended December 31, 2005. As of March 22, 2006, our loans were converted to a fixed interest rate of 9.0% in connection with the twentieth amendment to our credit agreement underlying our credit facility. Prior to March 22, 2006, our loans bore interest at a variable rate based upon a spread over LIBOR.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for 2007 of $2.2 million and $4.9 million, respectively, compared to a loss from operations and a net loss of $4.6 million and $6.9 million, respectively, for 2006. During 2007, cash provided by operating activities was $6.9 million, and cash purchases of property, plant and equipment were $3.8 million, compared to cash provided by operating activities of $5.4 million and $2.9 million of cash purchases of property, plant and equipment for 2006.

For the year ended December 31, 2007, we used $0.7 million in net cash for financing related activities. For the year ended December 31, 2006 we received $2.4 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current and long-term operations.

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

On November 7, 2007, we entered into an Amended and Restated Credit Agreement by and among us, our subsidiaries, CapitalSource Finance LLC and CapitalSource CF LLC pursuant to which we and our subsidiaries established a new $5.0 million loan facility (the “New Loan “) solely to enable us to repurchase outstanding shares of our capital stock pursuant to our stock repurchase program, which is described below. The New Loan, which was unfunded at closing, supplements and is made a part of our existing $25.0 million Credit Facility described above. The New Loan bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The applicable margin based upon a LIBOR Rate is 4.50%, and the applicable margin based on a Prime Rate is 3.25%. In addition, the parties adjusted certain of the financial covenants under the Credit Facility. The New Loan will be payable in equal quarterly installments of 3.75% of the principal amount commencing in April 2010, with the entire Credit Facility maturing in March 2012.

On November 8, 2007, we announced that our Board of Directors had authorized the repurchase of up to $5.0 million of our common stock, either through open market purchases or in privately negotiated transactions. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time. As of December 31, 2007, 86,288 shares of our common stock had been purchased in repurchase program.

As of December 31, 2007, we had $14.0 million of indebtedness outstanding under our Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving loan facility, $5.0 million of availability in a capital expenditure loan facility and $5.0 million of availability under the New Loan, which is solely to enable us to repurchase outstanding shares of our capital stock pursuant to our previously announced stock repurchase program subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving facility and at LIBOR plus 350 basis points on the capital expenditures loan. We were in full compliance with all of the covenants contained in the Credit Facility as of December 31, 2007. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the Credit Facility, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the Credit Facility for immediate payment.

We spent $3.8 million in capital expenditures during 2007, of which $2.9 million was primarily for the implementation of customer orders and general network improvements, including the purchase of network equipment to increase capacity and to interconnect with customers, and $0.9 million related to our colocation expansion projects at 60 Hudson Street and at 165 Halsey Street in Newark, New Jersey. Our capital expenditures totaled $2.9 million in 2006. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the year ended December 31, 2007, 2,400 shares of restricted stock were returned to us as the result of employee terminations.

As of March 27, 2008, we had approximately 7.6 million shares of common stock outstanding, or approximately 8.3 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2007.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2008	2009	2010	2011	2012	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$14,000	$700	$1,750	$2,450	$5,250	$3,850	$—
Operating Leases(1)	83,171	10,182	9,224	8,431	7,847	8,009	39,478

Total Contractual Obligations	$97,171	$10,882	$10,974	$10,881	$13,097	$11,859	$39,478

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility.

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

Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of March 27, 2007, we had borrowed $14.0 million under our credit facility, with a current weighted average interest rate of 6.10%.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/ FRIEDMAN LLP
East Hanover, New Jersey March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/S/ DELOITTE & TOUCHE LLP
New York, New York April 2, 2007

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,220	$6,802
Accounts receivable, net of allowance of $361 and $452	3,818	3,208
Prepaid expenses	612	656

Total current assets	12,650	10,666
Property, plant and equipment, net (Note 4)	54,921	59,534
Other Assets:
Deferred charges, net of accumulated amortization of $160 and $2,722	845	755
Goodwill	1,613	—
Other assets	883	777

Total other assets	3,341	1,532

TOTAL ASSETS	$70,912	$71,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,553	$3,482
Accrued expenses	7,227	4,719
Notes payable—current portion	700	—
Deferred revenues—current portion	1,282	1,746

Total current liabilities	12,762	9,947
Long-Term Liabilities:
Notes payable, less original issue discount of $0 and $432	13,300	13,729
Deferred revenues, long term	3,351	3,728
Other long-term liabilities	2,201	1,308

Total long term Liabilities	18,852	18,765

Total liabilities	31,614	28,712
Commitments and contingent liabilities (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,554,309 and 7,144,464 shares issued and outstanding	8	7
Additional paid-in-capital	445,368	444,327
Deferred rent (warrants)	(1,386)	(1,559)
Accumulated deficit	(404,692)	(399,755)

Total stockholders’ equity	39,298	43,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,912	$71,732

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$49,777	$40,080	$33,824
Operating expenses:
Cost of services (exclusive of items shown separately below)	25,519	20,224	16,444
Selling, general and administrative expense	17,034	15,441	17,322
Impairment of property, plant and equipment	—	—	2,812
Depreciation and amortization	9,419	8,998	8,840

Total operating expenses	51,972	44,663	45,418

Loss from operations	(2,195)	(4,583)	(11,594)
Other income	—	21	—
Loss on early extinguishment of debt	(1,146)	—	—
Interest income	226	159	76
Interest expense	(1,823)	(2,522)	(2,417)

Net loss	$(4,938)	$(6,925)	$(13,935)

Net loss per share—basic and diluted	$(0.66)	$(1.09)	$(2.69)
Weighted average shares outstanding—basic and diluted	7,428	6,359	5,174

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid in Capital and Other	Deferred Rent	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	5,098,957	$5.1	$440,032	$(1,906)	$(378,895)	$59,236
Restricted stock surrendered	(9,348)	—	(53)	—	—	(53)
Restricted stock grants	2,500	—	—	—	—	—
Warrants Exercised	104,440	0.1	10	—	—	10
Warrants Exercised—Cashless	78,051	0.1	—	—	—	—
Deferred compensation amortization	—	—	566	—	—	566
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(13,935)	(13,935)

Balance at December 31, 2005	5,274,600	5.3	440,555	(1,732)	(392,830)	45,998
Restricted stock surrendered	(18,850)	(0.0)	—	—	—	—
Restricted stock grants	703,000	0.7	1	—	—	1
Warrants Exercised	135,715	0.1	358	—	—	358
Issuance of common stock	1,050,000	1.0	1,471	—	—	1,472
Warrants Issued	—	—	1,142	—	—	1,142
Deferred compensation amortization	—	—	801	—	—	801
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(6,925)	(6,925)

Balance at December 31, 2006	7,144,465	7.1	444,327	(1,559)	(399,755)	43,020
Restricted stock surrendered	(2,400)	(0.0)	—	—	—	—
Restricted stock grants	261,440	0.3	—	—	—	—
Warrants Exercised	237,093	0.2	626	—	—	626
Common stock repurchase	(86,288)	(0.1)	(693)	—	—	(693)
Deferred compensation amortization	—	—	1,109	—	—	1,109
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(4,938)	(4,938)

Balance at December 31, 2007	7,554,309	$7.5	$445,368	$(1,386)	$(404,692)	$39,298

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(4,938)	$(6,925)	$(13,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,419	8,998	8,840
Stock related expense	1,109	801	513
Impairment of property, plant and equipment	—	—	2,812
Deferred rent expense (warrants)	173	173	173
Loss on early extinguishment of debt	1,146	—	—
Other non-cash expenses	460	1,203	1,285
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(710)	(908)	1,976
Decrease (increase) in prepaid expenses	44	(206)	227
Decrease in other assets	58	751	362
(Decrease) increase in accounts payable	(535)	84	(591)
Increase in accrued expenses and other long-term liabilities	1,475	911	1,222
(Decrease) increase in deferred revenue	(841)	494	(1,708)

Cash provided by operating activities	6,860	5,376	1,176
Cash flows from investing activities:
Capital expenditures	(3,798)	(2,875)	(2,665)
Common stock repurchase	(693)	—	—
Long-term investment	(250)	—	—
Decrease in restricted cash	—	—	1,881

Cash used in investing activities	(4,741)	(2,875)	(784)
Cash flows from financing activities:
Proceeds from warrants exercise	626	358	—
Payment of financing costs of debt financings	(1,167)	(9)	(427)
Repayment of debt financing	(14,160)	—	(1,975)
Proceeds from debt financing	14,000	—	1,000
Payment of financing costs of equity financings	—	(152)	—
Proceeds from issuance of equity securities	—	2,205	—

Cash (used in) provided by financing activities	(701)	2,402	(1,402)

Net increase (decrease) in cash and cash equivalents	1,418	4,903	(1,010)
Cash and cash equivalents at beginning of year	6,802	1,899	2,909

Cash and cash equivalents at end of year	$8,220	$6,802	$1,899

Supplemental disclosures of cash flow information:
Interest paid	$1,435	$1,421	$873
Acquisition of property, plant, and equipment not paid	919	(612)	(1,953)
Amounts attributable to acquisition of Gateway Colocation recognized in goodwill and accrued expenses	1,613	—	—

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

Under FiberNet’s current operating plan, including its new credit facility (see Note 6), the Company does not anticipate requiring any additional external sources of capital to fund its operations in the near term. However, from time to time, the Company may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business. The Company does not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor does it anticipate entering into any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Operations, Devnet, FTI, Equal Access, Availius and Local Fiber and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of December 31, 2007, one customer accounted for 32.3% of the Company’s total accounts receivable. As of December 31, 2006, one customer accounted for 21.1% of the Company’s total accounts receivable

For each of the years ended December 31, 2007, 2006 and 2005, there was no individual customer that accounted for more than 10% of the Company’s total revenues.

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

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of December 31, 2007, the Company has approximately

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.6 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At December 31, 2007, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2007 remain open to examination by all taxing jurisdictions to which the Company is subject.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005:

(in thousands, except per share data) (unaudited)	For the year ended December 31, 2005
Net loss, as reported	$(13,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(146)

Pro forma net loss	$(14,081)
Net loss per share:
As reported: Basic and diluted	$(2.69)
Pro forma: Basic and diluted	$(2.72)

Before adoption of SFAS No. 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants for the year ended December 31, 2005: risk-free interest rate of 4.35%, expected dividend yield of 0%, expected life of six years to expiration and expected volatility of 308%.

On August 20, 2007, the Company issued 261,440 shares of restricted stock that will become unrestricted four years after the grant date. The Company determined the fair value of the restricted stock granted during 2007 to be $1.9 million. On August 17, 2006, the Company issued 703,000 shares of restricted stock that will become unrestricted four years after the grant date, and 75,000 stock options with a strike price of $2.11 per share that vest in three equal annual installments. The Company determined the fair value of the restricted stock granted during 2006 to be $1.5 million. The Company determined the fair value of the options issued to be $0.1 million using the Black-Scholes option-pricing model, with the following assumptions: risk-free interest rate of 4.82%, expected dividend yield of 0%, expected life of six years to expiration and expected volatility of 133%.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	142,070	$151.58
Granted	—	—
Exercised	—	—
Forfeited	(2,007)	$564.74

Outstanding at December 31, 2007	140,063	$145.66	6.6	$439,519

Exercisable at December 31, 2007	90,063	$225.36	5.5	$146,519

A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	71,108	$322.26
Granted	75,000	$2.11
Exercised	—	—
Forfeited	(4,038)	$368.06

Outstanding at December 31, 2006	142,070	$151.58	7.6	$341,250

Exercisable at December 31, 2006	66,731	$320.27	5.2	$—

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. All exercisable and cancelled options during the year ended December 31, 2006 had no intrinsic value.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	75,339	$2.17
Granted	—	—
Vested	(25,339)	2.08
Forfeited	—	—

Nonvested at December 31, 2007	50,000	$2.11

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	12,740	$11.34
Granted	75,000	2.11
Vested	(11,847)	11.34
Forfeited	(554)	11.19

Nonvested at December 31, 2006	75,339	$2.17

At December 31, 2007, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.6 years.

Transactions during the year ended December 31, 2005 involving stock options are summarized as follows:

	2005
	Number of Shares	Average Option Exercise Price Per Share
Options outstanding at the beginning of the period	72,287	$325.00
Granted	—	—
Exercised	—	—
Terminated	(1,179)	487.22

Options outstanding at the end of the period	71,108	$322.26

Options exercisable at the end of the period	58,368	390.12

The following table summarizes information about stock options outstanding as of December 31, 2007

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2007	Weighted- Average Remaining Life	Weighted- Average Exercise Price
$0.00-$5.00	75,000	8.6	$2.11	25,000	8.6	$2.11
$5.01-$20.00	35,431	5.5	$11.39	35,431	5.5	$11.36
$20.00-$100.00	14,591	3.9	$96.00	14,591	3.9	$96.00
$100.01-$1,000.00	6,808	1.7	$459.08	6,808	1.7	$486.54
$1,000.01-$6,050.90	8,233	2.0	$1,860.07	8,233	2.0	$1,859.80

Total	140,063	6.6	$145.66	90,063	6.6	$225.36

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. During the year ended December 31, 2007, the Company granted 261,440 shares of restricted stock that will become unrestricted four years after the grant date.

As of December 31, 2007, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $5.4 million, which is expected to be recognized over a weighted-average

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period of approximately 4.0 years. The Company recognized compensation expense of approximately $1.1 million during 2007 on existing restricted stock awards.

During the year ended December 31, 2007, 2,400 shares of restricted stock were returned to the Company as the result of employee terminations, and during the year ended December 31, 2006, 18,850 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted in 2007 and 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of December 31, 2007 and 2006 the outstanding shares of restricted stock totaled 1,386,718 and 1,127,678, respectively.

For the year ended December 31, 2007 and 2006, total stock-based compensation was $1.1 million and $0.8 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2007	December 31, 2006
Computer software	$1,037	$572
Computer equipment	887	749
Leasehold improvements	31	31
Office equipment and furniture	348	228
Network equipment and infrastructure	110,549	107,339

Total	112,852	108,919
Accumulated depreciation	(58,715)	(49,385)

Property, plant and equipment, net of depreciation	$54,137	$59,534
Construction-in-progress	784	—

Total Property, plant and equipment, net	$54,921	$59,534

Depreciation expense on property, plant and equipment was $9.3 million, $8.9 million and $8.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility with Deutsche Bank A.G. discussed below, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowing on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of December 31, 2007, the outstanding balance under the Credit Facility was $14.0 million. In addition, as of December 31, 2007, the Company had $5.4 million of outstanding letters of credit and $0.6 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of December 31, 2007, the interest rate on its outstanding borrowings under the facility was at 8.61%. There were no events of default under its credit agreement.

On November 7, 2007, the Company entered into an Amended and Restated Credit Agreement by and among the Company, its subsidiaries, CapitalSource Finance LLC and CapitalSource CF LLC pursuant to which the Company and its subsidiaries established a new $5.0 million loan facility (the “New Loan “) solely to enable the Company to repurchase outstanding shares of its capital stock pursuant to its recently announced stock repurchase program. The New Loan, which was unfunded at closing, supplements and is made a part of the Company’s existing $25.0 million Credit Facility. The New Loan will bear interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The applicable margin based upon a LIBOR Rate is 4.50%, and the applicable margin based on a Prime Rate is 3.25%. In addition, the parties adjusted certain of the financial covenants under the Credit Facility. The New Loan will be payable in equal quarterly installments of 3.75% of the principal amount commencing in April 2010, with the entire Credit Facility maturing in March 2012.

The Company recorded a charge of $1.1 million related to the early extinguishment of its former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility.

As of December 31, 2006, the Company maintained a senior secured credit facility (the “Former Facility”) with Deutsche Bank AG New York Branch, Wachovia Investors, Inc., and IBM Credit LLC (the “Lenders”). As of December 31, 2006, the Former Facility was scheduled to mature on March 7, 2008, and was secured by the Company’s assets, and contained certain restrictive covenants customary for a financing of this type. The Former Facility prohibited the payment of cash dividends on common stock. The total commitment under the Former Facility was $19.8 million as of December 31, 2006.

As of December 31, 2006, the outstanding balance under the Fomer Facility was $14.2 million. The amount included in notes payable in the accompanying consolidated balance sheets is net of an original issue discount of $0.4 million at December 31, 2006. This discount represented the fair value of the warrants issued to the lenders in connection with the origination of the Former Facility. In addition, as of December 31, 2006, the Company had $5.5 million of outstanding letters of credit and $0.1 million of availability to issue letters of credit under its Former Facility, again subject to compliance with the terms of the credit agreement.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the interest rate on its outstanding borrowings under the Former Facility was at 9.0%. There were no events of default under its credit agreement. As of such date, the Lenders under the Company’s Former Facility owned approximately 10% of the outstanding shares of the Company’s common stock.

7. EQUITY TRANSACTIONS

On November 8, 2007, the Company announced that its Board of Directors has authorized the repurchase of up to $5.0 million of the Company’s common stock, either through open market purchases or in privately negotiated transactions. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time. As of December 31, 2007, the Company repurchased 86,288 shares of common stock for an average prices of $8.00 per share, and has approximately $4.3 million available for future repurchases.

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

On March 22, 2006, the Company and the lenders executed a twentieth amendment to the Former Facility, pursuant to which, among other things, the lenders consented to the above-referenced transaction. The twentieth amendment, which was effective as of March 22, 2006, extended the maturity date for the credit agreement from February 9, 2007 to March 7, 2008. The amendment also fixed the applicable interest rate at 9.0% and revised the amortization payment schedule to $0.1 million for June 30, 2007, $0.2 million for September 30, 2007 and $0.3 million for December 31, 2007, with the balance due on maturity. The amendment also (i) required the Company on or before May 15, 2006, to engage a financial advisor to assist the Company in preparing a comprehensive strategic business plan and (ii) required the Company on or prior to May 30, 2007, to issue equity to raise proceeds of at least $3.0 million. In addition, the twentieth amendment removed the lenders’ observation right for the Company’s board of directors and incorporated adjustments to the financial covenants of the credit facility. During the quarter ended March 31, 2006, the Company expensed $0.1 million for fees related to the twentieth

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment of the credit agreement which was determined to represent a modification of terms under the guidelines set forth in EITF No. 96-19. On April 24, 2006, the Company engaged a financial advisor to assist us in preparing a comprehensive strategic business plan. The Former Facility was refinanced on March 21, 2007.

As a condition to the lenders entering into the twentieth amendment, the Company entered into a warrant agreement with the lenders on March 22, 2006 (the “Warrant Agreement”), pursuant to which the Company agreed to issue warrants (with an expiration date three and one-half years after closing) to the lenders to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $2.64 per share. The Company determined the fair value of the warrants issued in connection with the twentieth amendment to be $0.6 million using the Black-Scholes option-pricing model, with the following assumptions; risk-free interest rates of 4.72%, expected dividend yields of 0%, expected life of three and one half years to expiration and expected volatility of 121%. The fair value amount was included in deferred charges and was amortized over the remaining life of the credit facility. In connection with the Warrant Agreement, the Company entered into a registration rights agreement with the lenders, dated as of March 22, 2006, which required the Company to file a registration statement with the Securities and Exchange Commission with respect to the resale of the shares of common stock underlying the warrants issued to the lenders. The registration statement was filed on April 21, 2006 and declared effective by the Securities and Exchange Commission on May 10, 2006.

On August 22, 2005, the Company entered into the eighteenth amendment to the Former Facility with its lenders, which waived the requirement that the Company issue securities in an amount sufficient to result in net proceeds of at least $6.5 million. The lenders also agreed to extend the amortization schedule under the Credit Facility such that the Company had until August 2006 to prepay $3.0 million, with the balance due in February 2007 and no other principal payments required until such time. As a condition to the lenders entering into the eighteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.001 per share, which were subsequently exercised in September 2005 by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on the Company’s consolidated financial statements. Additionally, the amendment changes the interest rate on the loans to a fixed rate of 8.5%, which will increase by 25 basis points on a quarterly basis beginning January 1, 2006 until the date of maturity. The Company also agreed to permit a representative of the lenders to attend and observe its Board of Directors meetings. The amendment required that the Company deliver to the lenders a strategic plan on or before November 20, 2005 and a business plan on or before March 31, 2006. In addition, the Amendment provides that Jon A. DeLuca, its President and Chief Executive Officer, is deemed a “key employee” under the Credit Facility, such that his failure to serve in those offices would be considered an event of default. In conjunction with the execution of the eighteenth amendment the lenders released the Company’s restricted cash of $1.9 million, which was then used to reduce the outstanding principle on the credit facility. Also in conjunction with the eighteenth amendment, the Company expensed approximately $0.2 million in professional fees under the guidelines set forth in Emerging Issues Task Force Issue (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), since the amendment was not deemed an extinguishment.

On June 21, 2005, the Company entered into the fifteenth amendment to the Former Facility, which extended the date by which it must issue securities in an amount sufficient to result in net proceeds of at least $6.5 million pursuant to a purchase agreement in form and substance satisfactory to the lenders, from June 23, 2005 to July 15, 2005. On July 11, 2005, the Company entered into the sixteenth amendment extended the date from July 15, 2005 to July 22, 2005. On July 22, 2005, the Company entered into the seventeenth amendment, which further extended the date July 22, 2005 to August 23, 2005. In connection with the execution of the seventeenth amendment on July 22, 2005, the Company paid an amendment fee to the lenders in an amount equal

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fifty basis points of the total commitments of the lenders under the credit facility, approximately $0.1 million. On August 5, 2005, the Company paid an extension fee to the lenders in an amount equal to one hundred basis points of the commitments to the lenders, approximately $0.3 million.

On March 22, 2005, the Company executed with its lenders the fourteenth amendment to the Former Facility, pursuant to which, the amortization payments for 2005 were deferred until March 2006, and financial covenant levels were changed. This amendment required the Company to raise a minimum of $6.5 million of additional equity capital by June 30, 2005. As a condition to the lenders entering into the fourteenth amendment, the Company agreed to reduce the exercise price of certain previously issued outstanding warrants held by the lenders to purchase 49,623 shares of common stock from $36.00 per share to $0.10 per share, which were subsequently exercised in April 2005 by the lenders. The Company compared the value of the warrants prior to repricing with the value of the warrants after the repricing using the Black-Scholes option pricing model and determined that there was no difference in value. Therefore, the repricing of warrants had no impact on its consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2007, 2006 and 2005 was approximately $15.1 million, $12.7 million, and $11.8 million, respectively.

Estimated future minimum notes payable and operating lease payments are as follows (dollars in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2008	2009	2010	2011	2012	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$14,000	$700	1,750	$2,450	$5,250	$3,850	$—
Operating Leases(1)	83,171	10,182	9,224	8,431	7,847	8,009	39,478

Total Contractual Obligations	$97,171	$10,882	$10,974	$10,881	$13,097	$11,859	$39,478

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

On May 16, 2006, the Company issued $0.7 million in letters of credit under its current credit facility to replace cash security deposits previously placed with landlords.

The Company had $5.4 and $5.5 million in outstanding letters of credit as of December 31, 2007 and December 31, 2006, respectively.

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

9. STOCK RESERVED FOR FUTURE ISSUANCE

In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance of additional shares of common stock relating to outstanding warrants. As of December 31, 2007, the Company had outstanding warrants exercisable into approximately 0.8 million shares of common stock at exercise prices ranging from $0.10 to $36.00 per share.

10. RELATED PARTY TRANSACTIONS

As a result amendments to the Former Facility in 2003, the Company’s Lenders became related parties. Deutsche Bank Trust Company North America, as subsidiary of Deutsche Bank AG, is the Company’s primary bank, where it maintains its cash accounts.

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

11. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. During 2007, 2006 and 2005 the Company did not record a current or deferred federal income tax provision because the Company had losses for federal income tax purposes. The Company has recorded a full valuation allowance, as it does not expect to realize the benefits of the net operating tax losses generated in those years.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the three years ended December 31, 2007, 2006 and 2005 follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Computed tax at federal statutory rate	$(1,679)	$(2,362)	$(4,738)
State and local tax, net of federal income tax benefit	(717)	(2,342)	(2,240)
Other	20	840	(1,482)
Change in valuation allowance	2,376	3,864	8,460

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the two years ended December 31, 2007 and 2006, consist of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006
Deferred tax assets/(liabilities):
Deferred expenses	$235	$162
Deferred rent	910	542
Capital loss	61	61
Deferred revenue	1,364	1,507
Restructuring charges	696	691
Stock options	5,816	5,324
Depreciation and impairment of property, plant and equipment	(2,223)	(4,244)
Goodwill	6,439	6,954
Net operating loss	80,077	80,746
Bad debts	158	183
Valuation allowance	(93,533)	(91,926)

Net deferred tax asset/(liability)	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

During the tax years ended December 31, 2007 and 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded. The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Based upon the level of historical losses and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $206 million substantially all of which are subject to a de minimus annual limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. These tax loss carryforwards begin expiring in 2012.

Section 382 imposes limitations on the availability of a Company’s net operating losses after a more than 50 percentage point ownership change occurs. The Company believes that the most recent ownership changes

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred during the years ended December 31, 2003 and 2002. The amount of the Company’s net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change.

12. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2007 (a)	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$11,634	$12,060	$12,501	$13,582
Net loss from operations	(720)	(693)	(568)	(214)
Net loss	(2,397)	(1,040)	(919)	(582)
Net loss per share—basic and diluted	$(0.33)	$(0.14)	$(0.12)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,271	7,353	7,411	7,616

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$9,027	$9,489	$10,377	$11,187
Net loss from operations	(1,573)	(1,278)	(977)	(755)
Net loss	(2,260)	(1,841)	(1,540)	(1,284)
Net loss per share—basic and diluted	$(0.42)	$(0.29)	$(0.23)	$(0.18)
Weighted average shares outstanding—basic and diluted	5,378	6,306	6,650	7,081

(a)	Includes a $ 1.1million loss on early extinguishment of debt

13. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The transaction was structured as an acquisition of assets, and the purchase agreement included an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility, which if payable, will be paid in shares of the Company’s common stock. On March 22, 2006, the Company entered into an amendment to the purchase agreement. The terms of the amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive to January 30, 2006(see subsequent event- Note 15).

14. TERMINATION OF CONSOLIDATED EDISON COMMUNICATIONS STOCK PURCHASE AGREEMENT

On December 10, 2004, the Company entered into a stock purchase agreement with Consolidated Edison, Inc. (the “Con Ed Agreement”) for the purchase of all of the issued and outstanding shares of Consolidated Edison Communications Holding Company, Inc. (“CEC”), a wholly-owned subsidiary. On May 4, 2005, the Company entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), with Consolidated Edison, Inc., which terminated the Con Ed Agreement. The Con Ed Agreement was terminated because of the parties’ inability to resolve certain contractual issues. The Termination Agreement contains mutual releases of liability. The Company did not incur any early termination penalties in connection with the termination of the Con Ed Agreement. As a result of the termination of the Con Ed Agreement the Company included a total of $1.1 million of transaction costs in selling, general and administrative expenses for the year ended December 31, 2005.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SUBSEQUENT EVENTS

On January 31, 2008, the Company received written notice from Gateway Colocation pursuant to the terms of the “earn out” provision acknowledging that the financial objectives had been achieved and, in accordance with such provisions, issued to Gateway Colocation 204,847 shares of its common stock on February 5, 2008. FiberNet recorded goodwill of $1.6 million as of December 31, 2007 to account for the fair value of the earn-out.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Friedman LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b)	Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c)	Management’s Assessment of Internal Control Over Financial Reporting

The management of FiberNet Telecom Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the

Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

With the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

(d)	Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Corporate Governance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2007 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2007 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2007 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” and “Director Independence” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2007 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2007 fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Supplemental Schedules” at Item 8 of this Annual Report on Form 10-K.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Reorganization, dated as of June 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

3.12	Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003 (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

3.13	Certificate of Amendment to Certificate of Incorporation, dated May 24, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2005).

4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

Exhibit No.	Exhibit Name
4.2	Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.3	Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

4.4	Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.7	First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.8	First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.10	Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

4.13	Registration Rights Agreement, dated as of January 30, 2004, by and among us, Local Fiber, L.L.C. and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 6, 2004).

4.14	Registration Rights Agreement, dated as of January 30, 2004, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 6, 2004).

4.16	Warrant Agreement by and between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.27 to our Annual Report on 10-K, filed on March 30, 2005).

4.17	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.28 to our Annual Report on 10-K, filed on March 30, 2005).

4.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.29 to our Annual Report on 10-K, filed on March 30, 2005).

4.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.30 to our Annual Report on 10-K, filed on March 30, 2005).

4.20	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks (incorporated by reference to Exhibit 4.31 to our Annual Report on 10-K, filed on March 30, 2006).

4.21	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Investors (incorporated by reference to Exhibit 4.32 to our Annual Report on 10-K, filed on March 30, 2006).

4.22	Warrant Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks (incorporated by reference to Exhibit 4.33 to our Annual Report on 10-K, filed on March 30, 2006).

Exhibit No.	Exhibit Name
4.23	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Common Stock Purchase Agreement, dated March 22, 2006 (incorporated by reference to Exhibit 4.34 to our Annual Report on 10-K, filed on March 30, 2006).

4.24	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Twentieth Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006 (incorporated by reference to Exhibit 4.35 to our Annual Report on 10-K, filed on March 30, 2006).

10.1	Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

10.2	Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15, 1998).

*10.3	Private Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network Services, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.4	Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.5	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on 10-KSB, filed on March 30, 2000).

10.6	Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

10.7	Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.8	Agreement of Lease, between 60 Hudson Owner LLC (successor to Westport Communications, LLC) and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

10.9	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications, LLC) and us, dated as of October 31, 2003 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q, filed on November 12, 2003).

10.10	Asset Purchase Agreement, dated as of December 31, 2003, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 6, 2004).

10.11	Common Stock Purchase Agreement, dated as of January 30, 2004, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 6, 2004).

10.12	Amendment of Lease, by and between Hudson Telegraph Associates, L.P. and FiberNet Equal Access LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 10.65 to our Annual Report on 10-K, filed on March 30, 2005).

Exhibit No.	Exhibit Name
10.13	Executive Compensation Arrangements (incorporated by reference to Exhibit 10.72 to our Annual Report on 10-K, filed on March 30, 2005).

10.14	Amended and Restated Board of Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q, filed on November 10, 2005).

10.15	Common Stock Purchase Agreement, dated as of March 22, 2006, by and among us and each of the purchasers identified therein (incorporated by reference to Exhibit 10.83 to our Annual Report on 10-K, filed on March 30, 2006).

10.16	First Amendment to the Asset Purchase Agreement, dated as of March 22, 2006, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc. (incorporated by reference to Exhibit 10.84 to our Annual Report on 10-K, filed on March 30, 2006).

10.17	Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on November 2, 2006).

10.18	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on 10-Q, filed on November 2, 2006).

10.19	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on 10-Q, filed on November 2, 2006).

10.20	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of January 11, 2007 (incorporated by reference to Exhibit 10.20 to our Annual Report on 10-K, filed on April 2, 2007).

10.21	Amendment of Lease, between 60 Hudson Owner LLC (successor to Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates) and us, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 6, 2007).

10.22	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.22 to our Annual Report on 10-K, filed on April 2, 2007).

10.23	Credit Agreement between CapitalSource Finance LLC and us dated as of March 21, 2007 (incorporated by reference to Exhibit 10.23 to our Annual Report on 10-K, filed on April 2, 2007).

10.24	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of April 4, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on May 15, 2007).

10.25	2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2007).

10.26	Amended and Restated Credit Agreement between CapitalSource Finance LLC and us dated as of November 7, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on November 8, 2007).

10.27	Amended and Restated 2007 Board of Directors Compensation Plan as adopted on August 20, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed on November 8, 2007).

14	Corporate Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K, filed on March 30, 2004).

16.1	Deloitte & Touche LLP Acknowledgement Letter (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, filed on July 13, 2007).

Exhibit No.	Exhibit Name
21.1	Subsidiaries of Fibernet Telecom Group, Inc.**

23.1	Consent of Accountants—Deloitte & Touche LLP **

23.2	Consent of Accountants—Friedman LLP**

31.1	Certification of Principal Executive Officer **

31.2	Certification of Principal Financial Officer **

32.1	Section 906 Certification **

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC.

By:	/S/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	President and Chief Executive Officer

Date:	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ CHARLES S. WIESENHART JR. Charles S. Wiesenhart Jr.	Chief Financial Officer and Vice President-Finance (Principal Financial Officer)	March 28, 2008

/s/ MICHAEL S. LISS Michael S. Liss	Director, Chairman	March 28, 2008

/s/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	March 28, 2008

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	March 28, 2008

/s/ OSKAR BRECHER Oskar Brecher	Director	March 28, 2008

/s/ ADAM M. BRODSKY Adam M. Brodsky	Director	March 28, 2008

/s/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	March 28, 2008

/s/ ROBERT E. LABLANC Robert E. LaBlanc	Director	March 28, 2008

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	March 28, 2008