Form 10-Q
period 2008-09-30
FIBERNET TELECOM GROUP INC\
filed 2008-10-30
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-24661

FiberNet Telecom Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2255974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

220 West 42nd Street, New York, NY 10036

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

As of October 30, 2008, the registrant had 7,449,122 shares of common stock outstanding.

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

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence, or from one of their points of presence, to that of another carrier or service provider. These services accounted for 45.7% of our revenues in the first nine months of 2008. We can provide on-net transport services utilizing multiple transmission protocols, including legacy North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

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

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 31.1% of our revenues in the first nine months of 2008 and are the fastest growing portion of our business. In providing these services to our customers, we manage all aspects of the service delivery, including network design, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically, our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we have experienced on a quarterly basis in 2007 and in the first nine months of 2008 is a result of an increase in the number of circuits that we have provisioned, which more than offset disconnections and price declines.

Our colocation services produced 22.2% of our revenues in the first nine months of 2008. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore typically enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we constructed 11,000 square foot facility at 60 Hudson Street in New York City. We also converted 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an internet-grade facility with enhanced power capacity to also expand our offering capabilities.

Our access management services business accounted for 1.0% of our revenues in the first nine months of 2008 and has been declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 73 employees as of September 30, 2008 compared to 69 as of September 30, 2007. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent a significant component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues. Revenues for the nine months ended September 30, 2008 were $42.9 million as compared to $36.2 million for the nine months ended September 30, 2007. We increased the number of our customers from 247 at September 30, 2007 to 295 as of September 30, 2008. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the nine months ended September 30,
(amounts in thousands)	2008	2007	Change
On-net transport revenue	$19,557	$17,873	$1,684
Off-net transport revenue	13,343	10,415	2,928
Colocation revenue	9,525	7,447	2,078
Access revenue	445	461	(16)

Total Revenue	$42,870	$36,196	$6,674

We recognized $19.6 million in on-net transport service revenues for the nine months ended September 30, 2008, up from $17.9 million for the nine months ended September 30, 2007. Off-net transport service revenues for the nine months ended September 30, 2008 were $13.3 million, up from $10.4 million for the nine months ended September 30, 2007. Revenues from colocation and other services were $9.5 million for the nine months ended September 30, 2008 compared to $7.4 million for the nine months ended September 30, 2007, and revenues from communications access management services were $0.4 million and $0.5 million for each of the nine months ended September 30, 2008 and 2007, respectively.

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

For the nine months ended September 30, 2008 and 2007, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $22.0 million for the nine months ended September 30, 2008, compared to $18.7 million for the nine months ended September 30, 2007. The majority of our cost of services is occupancy expenses, consisting of rent, license fees and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the nine months ended September 30,
(amounts in thousands)	2008	2007	Change
Occupancy expenses	$12,051	$10,634	$1,417
Off-net connectivity charges	9,266	7,530	1,736
Maintenance and repair and other costs	675	490	185

Total Cost of Services	$21,992	$18,654	$3,338

Occupancy expenses represented 54.8% of cost of services or $12.1 million for the nine months ended September 30, 2008, an increase of $1.4 million as compared to 57.0% or $10.6 million for the nine months ended September 30, 2007. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to extend the term of one of our leases to July 2022 and to lease an additional 11,315 square feet of space.

Off-net connectivity charges were 42.1% of cost of services or $9.3 million for the nine months ended September 30, 2008, compared to 40.4% of the cost of services or $7.5 million for the nine months ended September 30, 2007. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.1% or $0.7 million of cost of services for the nine months ended September 30, 2008, compared to 2.6% or $0.5 million for the nine months ended September 30, 2007. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $13.9 million compared to $12.5 million for the nine months ended September 30, 2007. Personnel costs, represented 63.1%, or $8.7 million, of selling, general and administrative expenses for the nine months ended September 30, 2008 compared to 62.5%, or $7.8 million for the nine months ended September 30, 2007. Professional fees for the nine months ended September 30, 2008 and 2007 were $1.1 million. Stock related expenses for the nine months ended September 30, 2008 and 2007 were $1.3 million and $0.8 million, respectively. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and thereafter become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. During the first nine months of 2008, 40,000 shares of restricted stock, which were originally granted on July 30, 2003, were modified to accelerate the vesting by the Compensation Committee of the Board of Directors. As a result, we recorded a one-time charge of $0.2 million related to the amortization of such stock for the balance of the original restriction (i.e., ten years). All other selling, general and administrative expenses, which include insurance and operating expenses, were $2.7 and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Loss on EarlyExtinguishment of Debt. In the first nine months of 2007, we recorded a charge of $1.1 million related to the early extinguishment of our former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility. There was no loss on early extinguishments of debt recorded for the nine months ended September 30, 2008.

Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2008 were $7.6 million compared to $7.0 million for the nine months ended September 30, 2007.

Interest Income. Interest income for the nine months ended September 30, 2008 and 2007 was approximately $0.1 and $0.2 million, respectively. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the nine months ended September 30, 2008 was $1.1 million, compared to $1.4 million for the nine months ended September 30, 2007. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 6.57% as of September 30, 2008. Also included in interest expense is the amortization of deferred charges that amounted to $0.1 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Revenues for the quarter ended September 30, 2008 were $14.9 million as compared to $12.5 million for the quarter ended September 30, 2007. We increased the number of our customers to 295 as of September 30, 2008 from 247 at September 30, 2007. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended September 30,
(amounts in thousands)	2008	2007	Change
On-net transport revenue	$6,819	$6,158	$661
Off-net transport revenue	4,684	3,647	1,037
Colocation revenue	3,287	2,554	733
Access revenue	120	142	(22)

Total Revenue	$14,910	$12,501	$2,409

We recognized $6.8 million in on-net transport service revenues for the quarter ended September 30, 2008, up from $6.2 million for the quarter ended September 30, 2007. Off-net transport service revenues for the quarter ended September 30, 2008 were $4.7 million, up from $3.6 million for the quarter ended September 30, 2007. Revenues from colocation and other services were $3.3 million for the quarter ended September 30, 2008 compared to $2.6 million for the quarter ended September 30, 2007, and revenues from communications access management services were $0.1 million for each of the quarters ended September 30, 2008 and 2007.

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

For the quarters ended September 30, 2008 and 2007, there were no individual customers that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $7.7 million for the quarter ended September 30, 2008, compared to $6.5 million for the quarter ended September 30, 2007. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended September 30,
(amounts in thousands)	2008	2007	Change
Occupancy expenses	$4,247	$3,732	$515
Off-net connectivity charges	3,239	2,603	636
Maintenance and repair and other costs	222	155	67

Total Cost of Services	$7,708	$6,490	$1,218

Occupancy expenses represented 55.1% of cost of services or $4.2 million for the quarter ended September 30, 2008, an increase of $0.5 million as compared to 57.5% or $3.7 million for the quarter ended September 30, 2007. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage.

Off-net connectivity charges were 42.0% of cost of services or $3.2 million for the quarter ended September 30, 2008, compared to 40.1% of the cost of services or $2.6 million for the quarter ended September 30, 2007. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.9% or $0.2 million of cost of services for the quarter ended September 30, 2008, compared to 2.4% or $0.2 million for the quarter ended September 30, 2007. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2008 were $4.6 million compared to $4.2 million for the quarter ended September 30, 2007. Personnel costs represented 64.5%, or $3.0 million, of selling, general and administrative expenses for the quarter ended September 30, 2008 compared to 62.3%, or $2.6 million, for the quarter ended September 30, 2007. Professional fees were $0.3 million for the quarter ended September 30, 2008 and $0.4 million for the quarter ended September 30, 2007. Stock related expenses for the each of the quarters ended September 30, 2008 and 2007 were $0.3 million . This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and thereafter become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative expenses, which include insurance and operating expenses, were $1.0 million and $0.9 million for the quarters ended September 30, 2008 and 2007, respectively.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended September 30, 2008 were $2.6 million compared to $2.4 million for the quarter ended September 30, 2007.

Interest Income. Interest income for the quarter ended September 30, 2008 was approximately $18,000, compared to approximately $63,000 for the quarter ended September 30, 2007. Interest income is generated on our cash balances, which are invested in short-term, highly liquid investments at variable rates of interest.

Interest Expense. Interest expense for each of the quarters ended September 30, 2008 and 2007 was $0.3 million and $0.4 million, respectively. On March 21, 2007 we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 6.57% as of September 30, 2008 and 8.61% as of September 30, 2007. Also included in interest expense is the amortization of deferred charges that amounted to approximately $50,000 and $43,000 for the quarters ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for the nine months ended September 30, 2008 of $0.6 million and $1.6 million, respectively, compared to a loss from operations and a net loss of $2.0 million and $4.4 million, respectively, for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, cash provided by operating activities was approximately $8.2 million, and cash purchases of property, plant and equipment were $5.5 million, compared to cash provided by operating activities and cash purchases of property, plant and equipment of $3.7 million and $2.8 million, respectively, for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, we used approximately $0.4 million in net cash for financing related activities. For the nine months ended September 30, 2007, we used $0.6 million in net cash for financing activities. We believe we will be able to generate sufficient cash flows from operations in order to sustain our current operations.

On November 8, 2007, we announced that our Board of Directors had authorized the repurchase of up to $5.0 million of our common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, we announced that our Board of Directors had authorized the increase of our stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time. As of September 30, 2008, 453,405 shares of our common stock had been purchased in the repurchase program at an average price of $8.18, of which 367,117 were purchased during the nine months ended September 30, 2008 at an average price of $8.23, and 60,427 shares we purchased during the three months ended September 30, 2008 at an average price of $9.26. As of September 30, 2008, the remaining maximum dollar value of shares that may yet be purchased under the program is $3.8 million.

As of September 30, 2008, we had $13.7 million of indebtedness outstanding under our Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving loan facility, $5.0 million of availability in a capital expenditure loan facility, and $5.0 million of availability under a facility, which is solely to enable us to repurchase outstanding shares of our capital stock pursuant to our previously announced stock repurchase program The interest rate on our outstanding borrowings under the facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving facility, at LIBOR plus 350 basis points on the capital expenditures loan, and at LIBOR plus 450 basis points on the share repurchase loan. We were in full compliance with all of the covenants contained in the credit agreement as of September 30, 2008. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the credit agreement, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the Credit Facility for immediate payment.

We spent $5.5 million in capital expenditures during the nine months ended September 30, 2008, of which $2.6 million was primarily for the implementation of customer orders, including the purchase of network equipment to increase capacity and to interconnect with customers, and $2.9 million related to our colocation expansion projects noted below. Our capital expenditures totaled $2.8 million for the nine months ended September 30, 2007. In 2008, we expect to invest approximately $3.5 million in capital expenditures for customer order activity, expansion of certain facilities, new product initiatives and an upgrade to certain information technology systems and key operating systems. We also expect to invest approximately $3.0 million to complete the construction of the two colocation expansion projects that we began last year. These include our new facility at 60 Hudson Street in New York City and our power upgrade at our facility at 165 Halsey Street in Newark, New Jersey. In addition, we intend to invest approximately $2.0 million for the national network expansion projects that we recently announced. These projects include capacity expansions to our metro networks in New York / New Jersey and Los Angeles, a capacity expansion to our metro Ethernet network and extending our network reach to the new markets of Chicago, San Francisco and Miami.

During the nine months ended September 30, 2008, 17,500 shares of restricted stock were granted. During the nine months ended September 30, 2008, 460 shares of restricted stock were returned to us as the result of employee terminations. For the nine months ended September 30, 2007, there were 2,400 shares of restricted stock returned to us as a result of employee termination.

As of October 30, 2008, we had 7.4 million shares of common stock outstanding, or 8.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

Our exposure to financial market risk, including changes in interest rates, relates primarily to our credit facility and marketable security investments. Borrowings under our credit facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by less than $1.0 million per year. As of September 30, 2008, we had borrowed $13.7 million under our credit facility, with a current weighted average interest rate of 6.57%.

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

Item 2A.	Issuer Purchases of Equity Securities

Period*	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	26,277	$9.11	26,277	$4,097,041
August 1, 2008 to August 31, 2008	28,956	$9.19	28,956	$3,830,073
September 1, 2008 to September 30, 2008	5,194	$10.41	5,194	$3,775,839

*	On November 6, 2007, we publicly announced the authorization to repurchase up to $5.0 million of our common stock. On May 15, 2008, we publicly announced the authorization to increase the repurchase up to $7.5 million of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 10.1 – Sublease Agreement between Esquire Deposition Services, LLC and us, dated as of October 7, 2008.

Exhibit 31.1 – Section 302

Certification of Principal Executive Officer

Exhibit 31.2 – Section 302

Certification of Principal Financial Officer

Exhibit 32 – Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2008

FIBERNET TELECOM GROUP, INC

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,504	$8,220
Accounts receivable, net of allowance of $361	4,249	3,818
Prepaid expenses	637	612

Total current assets	12,390	12,650
Property, plant and equipment, net	52,871	54,921
Other Assets:
Deferred charges, net of accumulated amortization of $311 and $160	716	845
Goodwill	1,613	1,613
Other assets	930	883

Total other assets	3,259	3,341

TOTAL ASSETS	$68,520	$70,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,764	$3,553
Accrued expenses	6,099	7,227
Notes payable, current portion	1,575	700
Deferred revenues, current portion	1,233	1,282

Total current liabilities	12,671	12,762
Long-Term Liabilities:
Notes payable	12,075	13,300
Deferred revenue, long-term	3,454	3,351
Other long-term liabilities	2,623	2,201

Total Long-Term Liabilities	18,152	18,852

Total Liabilities	30,823	31,614
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,409,079 and 7,554,309 shares issued and outstanding	7	8
Additional paid-in-capital	445,225	445,368
Deferred rent (warrants)	(1,256)	(1,386)
Accumulated deficit	(406,279)	(404,692)

Total stockholders’ equity	37,697	39,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,520	$70,912

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Nine months ended September 30,
	2008	2007
Revenues	$42,870	$36,196
Operating expenses:
Cost of services (exclusive of items shown separately below)	21,992	18,654
Selling, general and administrative expense	13,830	12,515
Depreciation and amortization	7,598	7,007

Total operating expenses	43,420	38,176

Loss from operations	(550)	(1,980)
Loss on early extinguishment of debt	—	(1,146)
Interest income	87	177
Interest expense	(1,124)	(1,407)

Net loss	$(1,587)	$(4,356)

Net loss per share—basic and diluted	$(0.21)	$(0.59)
Weighted average common shares outstanding—basic and diluted	7,504	7,365

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months ended September 30,
	2008	2007
Revenues	$14,910	$12,501
Operating expenses:
Cost of services	7,708	6,490
Selling, general and administrative expense	4,592	4,210
Depreciation and amortization	2,610	2,369

Total operating expenses	14,910	13,069

Loss from operations	—	(568)
Interest income	18	63
Interest expense	(324)	(414)

Net loss	$(306)	$(919)

Net loss per share—basic and diluted	$(0.04)	$(0.12)
Weighted average common shares outstanding—basic and diluted	7,432	7,411

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,587)	$(4,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,598	7,007
Stock related expense	1,274	761
Deferred rent expense	130	130
Loss on early extinguishment of debt	—	1,146
Other non-cash items	148	364
Change in assets and liabilities:
Increase in accounts receivables	(431)	(231)
Increase in prepaid expenses	(25)	(9)
(Increase) decrease in other assets	(157)	52
Increase (decrease) in accounts payable	85	(1,017)
Increase in accrued expenses and other long-term liabilities	1,113	535
Increase (decrease) in deferred revenues	55	(705)

Cash provided by operating activities	8,203	3,677
Cash flows from investing activities:
Common stock repurchases	(3,031)	—
Capital expenditures	(5,516)	(2,774)

Cash used in investing activities	(8,547)	(2,774)
Cash flows from financing activities:
Proceeds from debt financings	—	14,000
Proceeds from warrant exercises	—	626
Repayment of debt financings	(350)	(14,160)
Payment of financing costs of debt financings	(22)	(1,067)

Cash used in financing activities	(372)	(601)

Net increase (decrease) in cash and cash equivalents	(716)	302
Cash and cash equivalents at beginning of period	8,220	6,802

Cash and cash equivalents at end of period	$7,504	$7,104

Supplemental disclosures of cash flow information:
Interest paid	$1,223	$1,386

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months ended September 30, 2008 and September 30 2007, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of September 30, 2008, two customers accounted for 30.1% of the Company’s total accounts receivable. As of December 31, 2007, one customer accounted for 12.7% of the Company’s total accounts receivable.

For each of the nine months ended September 30, 2008 and 2007, there was no individual customer that accounted for more than 10.0% of the Company’s total revenue.

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

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of September 30, 2008, the Company had approximately 1.6 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four or ten year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), applying the modified prospective method. Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the nine months ended September 30, 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At September 30, 2008, the Company has no unrecognized tax benefits. As of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2007 remain open to examination by all taxing jurisdictions to which the Company is subject.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	140,063	$145.66
Granted	—	—
Exercised	—	—
Forfeited	(1,064)	1,022.20

Outstanding at September 30, 2008	138,999	$138.95	6.0	$516,790

Exercisable at September 30, 2008	113,999	$168.96	5.5	$344,540

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

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	50,000	$2.11
Granted	—	—
Vested	(25,000)	2.11
Forfeited	—	—

Nonvested at September 30, 2008	25,000	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	75,339	$2.17
Granted	—	—
Vested	(25,339)	$2.08
Forfeited	—	—

Nonvested at September 30, 2007	50,000	$2.11

As of September 30, 2008, there was approximately $44,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.8 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. During the nine months ended September 30, 2008, 17,500 shares of restricted stock were granted. The Company granted 261,440 shares of restricted stock during the first nine months of 2007. As of September 30, 2008, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.3 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years. The Company recognized compensation expense of approximately $1.2 million during the first nine months of 2008 on existing restricted stock awards.

During the nine months ended September 30, 2008, there were 460 shares of restricted stock returned to the Company as the result of employee terminations, and during the nine months ended September 30 2007, 2,400 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted during and after 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the equity incentive plan. As of September 30, 2008 and December 31, 2007 the outstanding shares of restricted stock totaled 1,363,758.

For the nine months ended September 30, 2008 and 2007, total stock-based compensation was $1.3 and $0.8 million, respectively. During the first nine months of 2008, 40,000 shares of restricted stock, which were originally granted on July 30, 2003, were granted modified to accelerate the vesting by the Compensation Committee of the Board of Directors. As a result, the Company recorded a one-time charge of $0.2 million related to the amortization of such stock for the balance of the original restriction (i.e., ten years).

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Computer software	$1,124	$1,037
Computer equipment	945	887
Leasehold improvements	31	31
Office equipment and furniture	406	348
Network equipment and infrastructure	116,566	110,549

Subtotal	119,072	112,852
Accumulated depreciation	(66,201)	(58,715)

Property, plant and equipment, net of depreciation	$52,871	$54,137
Construction-in-progress	—	784

Total property, plant and equipment, net	$52,871	$54,921

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility with Deutsche Bank A.G. discussed below, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowings on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of September 30, 2008, the outstanding balance under the Credit Facility was $13.7 million. In addition, as of September 30, 2008, the Company had $5.4 million of outstanding letters of credit and $0.6 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of September 30, 2008, the interest rate on its outstanding borrowings under the facility was at 6.57%. There were no events of default under its credit agreement.

On November 7, 2007, the Company entered into an Amended and Restated Credit Agreement by and among the Company, its subsidiaries, CapitalSource Finance LLC and CapitalSource CF LLC pursuant to which the Company and its subsidiaries established a new $5.0 million loan facility (the “New Loan”) solely to enable the Company to repurchase outstanding shares of its capital stock pursuant to its recently announced stock repurchase program. The New Loan, which was unfunded at closing, supplements and is made a part of the Company’s existing $25.0 million credit facility with CapitalSource (the “Credit Facility”). The New Loan will bear interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The applicable margin based upon a LIBOR Rate is 4.50%, and the applicable margin based on a Prime Rate is 3.25%. In addition, the parties adjusted certain of the financial covenants under the Credit Facility. The New Loan will be payable in equal quarterly installments of 3.75% of the principal amount commencing in April 2010, with the entire Credit Facility maturing in March 2012. This facility was not utilized as of September 30, 2008.

The Company recorded a charge of $1.1 million related to the early extinguishment of its former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility.

6. EQUITY TRANSACTIONS

On November 8, 2007, the Company announced that its Board of Directors has authorized the repurchase of up to $5.0 million of the Company’s common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, the Company announced that its Board of Directors had authorized the increase of the Company’s stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time. As of September 30, 2008, the Company repurchased 453,405 shares of common stock under the program for an average price of $8.18 per share, and has approximately $3.8 million available for future repurchase. For the nine months ended September 30, 2008, the Company repurchased 367,117 shares of common stock for an average price of $8.23 per share, and for the three months ended September 30, 2008, the Company repurchased 60,427 shares of common stock for an average price of $9.26 per share.

On January 31, 2008, the Company received written notice from Gateway Colocation pursuant to the terms of the “earn out” provision and, in accordance with such provisions, issued to Gateway Colocation 204,847 shares of its common stock on February 5, 2008. FiberNet recorded goodwill of $1.6 million as of December 31, 2007 to account for the fair value of the earn-out.