Form 10-K/A
period 2007-12-31
FIBERNET TELECOM GROUP INC\
filed 2009-01-08
CIK 1001868

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $8.61, the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s second fiscal quarter ended June 30, 2007, was $46,828,040.

As of March 27, 2008, the registrant had 7,575,078 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on June 10, 2008.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to correct and file Exhibit 31.1 and Exhibit 31.2, both of which as previously filed inadvertently omitted certain language from paragraph 4 of such certifications. No other change to the previously filed certifications or to the originally filed Form 10-K is intended to be made by the filing of this Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC.

By:	/s/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	President and Chief Executive Officer

Date:	January 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	January 8, 2009

/s/ CHARLES S. WIESENHART JR. Charles S. Wiesenhart Jr.	Chief Financial Officer and Vice President-Finance (Principal Financial Officer)	January 8, 2009

/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director, Chairman	January 8, 2009

/s/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	January 8, 2009

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	January 8, 2009

/s/ OSKAR BRECHER Oskar Brecher	Director	January 8, 2009

/s/ ADAM M. BRODSKY Adam M. Brodsky	Director	January 8, 2009

/s/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	January 8, 2009

/s/ MICHAEL S. LISS Michael S. Liss	Director	January 8, 2009

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	January 8, 2009

4