Form 10-K/A
period 2007-12-31
FIBERNET TELECOM GROUP INC\
filed 2009-02-06
CIK 1001868

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A is being filed solely to correct and file Exhibit 31.1 and Exhibit 31.2, both of which as previously filed inadvertently contained errors and omissions in such certifications. No other change to the previously filed certifications or to the originally filed Form 10-K is intended to be made by the filing of this Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC.

By:	/s/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	President and Chief Executive Officer

Date:	February 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2009

/s/ CHARLES S. WIESENHART JR. Charles S. Wiesenhart Jr.	Chief Financial Officer and Vice President-Finance (Principal Financial Officer)	February 6, 2009

/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director, Chairman	February 6, 2009

/s/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	February 6, 2009

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	February 6, 2009

/s/ OSKAR BRECHER Oskar Brecher	Director	February 6, 2009

/s/ ADAM M. BRODSKY Adam M. Brodsky	Director	February 6, 2009

/s/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	February 6, 2009

/s/ MICHAEL S. LISS Michael S. Liss	Director	February 6, 2009

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	February 6, 2009

4