Form 10-K
period 2008-12-31
FIBERNET TELECOM GROUP INC\
filed 2009-03-18
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $8.44, the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $41,307,823.

As of March 18, 2009, the registrant had 7,687,567 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2009.

PART I

ITEM 1.	BUSINESS

Overview

We provide complex interconnection services enabling the exchange of voice, video and data traffic between multiple global networks. We own and operate integrated colocation facilities and diverse transport routes in the gateway markets of New York/New Jersey, Los Angeles, Chicago and Miami. Our network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers and service providers. We operate with the reliability and resiliency to deliver core network backbone services for mission critical requirements.

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

Our networks provide these interconnection and transport services utilizing multiple domestic and international transmission protocols. These include TDM and SONET, the North American standards, and PDH and SDH, the international standards. Our networks also support the transmission of Ethernet, Internet Protocol (IP) and VoIP services, as well as the conversion of communications traffic between protocols.

In addition, we provide professional services to assist in our customers’ deployment of network infrastructure and to extend the reach of our transport services beyond our gateway markets.

Industry Background

Due in large part to the advent of the Internet and innovations in optical technology, there has been significant advancements in communication services. Growth in bandwidth intensive applications and services has driven additional demand for transmission capacity. The number of national and international communication networks has increased, and businesses and consumers are increasingly relying on these networks to enable new means of communications and to conduct mission critical operations. A greater emphasis has also been placed on network resiliency, security and speed. The demand for seamless transmission of voice, video and data traffic both locally and globally has driven the need for the efficient and reliable interconnection of these numerous independent networks.

Network operators and providers have focused on interconnecting their networks in large metropolitan areas with high densities of communications traffic. By establishing their main network points of presence in gateway cities, they can exchange traffic with the greatest number of other communications companies in the most efficient manner. Within these markets, network operators have centered their points of presence in carrier hotels, or other large Internet data centers, to benefit from proximity to other operators and from a controlled, organized operating environment. Typically, long-haul fiber-optic networks were built to function as transport links between these metropolitan locations worldwide. Communications traffic is aggregated at the core of metropolitan networks and transferred onto long-haul networks for transmission to other metropolitan points.

Networks in metropolitan areas serve to transport the traffic delivered by global networks between carriers’ points of presence. There are numerous technically complex issues involved in developing and operating networks in metropolitan areas to enable the interconnection and exchange of traffic from multiple network operators. They include:

•

Diverse traffic. Communications traffic is generated by a large number of end-users served by a variety of service providers. As a result, data coming into a gateway market are transmitted in multiple protocols using different technology platforms.

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

Network Architecture. To provide high quality network services to our customers, we have deployed what we believe to be advanced optical and electrical network architecture. Features of this network architecture include:

•	the use of optical networking equipment that can transmit data at the speeds up to 40.0 Gbps or can provide multiple optical wavelengths for data transmission;

•	dense wave division multiplexing equipment that is capable of increasing the transmission capacities of each fiber-optic strand in our network;

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

Rapid Provisioning of Services. Our optical network gives us the ability to provision new circuits in as little as three business days through our centralized Network Operations Center, or NOC. As a result, we are able to allocate network capacity rapidly to meet our customers’ bandwidth requirements. Our customers can order capacity with minimal lead-time enabling them to quickly provision new services. We believe that this provisioning capability is a key factor in our customers’ decisions to order our services.

Our goal is to be the preferred facilities-based provider of network interconnection services in our markets. We serve select major carrier hotels in our markets with end-to-end connectivity that enables our customers to utilize advanced services and applications to rapidly interconnect their own networks. Our focused strategy for achieving these goals includes the following key elements:

Establish our position as a leading provider of interconnectivity within and between carrier hotels. We have deployed fiber optic transport infrastructure in eight major carrier hotels in New York City, two major carrier hotels in New Jersey, one major carrier hotel on Long Island, five major carrier hotels in Los Angeles, one major carrier hotel in Chicago, and one major carrier hotel in Miami. By establishing our presence in multiple carrier hotels, we hope to expand the geographic reach of our networks and increase the size of our customer base. In addition, this presence increases our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers.

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

We believe that our strategy provides for a broad customer base. Our potential customers are domestic network operators, including incumbent carriers and competitive service providers, international communications companies, Internet service providers, application service providers and other Internet-related companies.

Develop the platforms to offer new services to our customers. We believe that, as technology continues to develop, there are potential opportunities to provide new services to our customers. To keep pace with this anticipated demand, we intend to continue to ensure that our network architecture provides the connectivity, scalability, performance and flexibility necessary for the rapid introduction of new services. We regularly test equipment with the intention of adopting new technologies that can be integrated into our network to improve performance and decrease the cost of operating our network.

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

Off-Net Transport. We provide our customers with off-net connectivity on networks that we do not own. Customers purchase these services from us to benefit from our network design, provisioning and management expertise. We sell this connectivity to our customers and order the underlying circuits from other telecommunications carriers. We offer off-net transport in markets that we currently serve, other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas. We offer these services as part of a turnkey solution to our customers, providing them with a single point of contact to order additional network capacity and to manage ongoing network operations.

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

Ethernet and IP Data Services. On our networks in New York City, we provide native metro Ethernet transport and Dedicated Internet Access services. Ethernet transport provides dedicated and switched, committed bandwidth over point-to-point and point-to-multipoint connections for Ethernet hubs and virtual private networks. Our Dedicated Internet Access services utilize multiple, diverse connections to Tier 1 Internet backbones. These services can be purchased in granular increments with burstable and flat rate billing plans to scale with our customers’ network growth needs. All of our colocation facilities are Ethernet and IP enabled.

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

Network Design and Architecture

We have and will continue to design, develop and construct networks and facilities for interconnectivity in our markets. Our networks have five components: carrier hotel facilities, meet-me-rooms, metropolitan transport networks, FiberNet In-Building Networks (“FINs”) and a NOC.

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

Our primary carrier hotel facilities in the New York metropolitan area are located in 60 Hudson Street and 111 Eighth Avenue in New York City, and 165 Halsey Street in Newark, New Jersey. We have established eight other secondary carrier hotel facilities in New York City, Long Island and New Jersey, which we have connected to 60 Hudson Street, 111 Eighth Avenue and 165 Halsey Street via our metropolitan transport networks. Our primary carrier hotel facility in Los Angeles is located at 707 Wilshire Boulevard. We have four secondary carrier hotel facilities in Los Angeles. We also have secondary carrier hotel facilities in Chicago and Miami. By establishing our presence in multiple carrier hotels we increased our ability to interconnect with other service providers, thereby increasing our potential customer base and revenue opportunities with existing customers. We continually monitor and evaluate each of our markets to assess the viability of our existing facilities and to determine if the development of additional facilities is warranted. At our primary sites we offer colocation facilities in addition to transport and interconnection services. In certain of our secondary carrier hotel facilities, we have colocated in other carriers’ facilities.

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

Our networks typically transmit data at 2.5 Gbps (OC-48) and at times up to 10.0 Gbps (OC-192). We use dense wave division multiplexing technology to increase capacity on our networks. Dense wave division multiplexing can increase the bandwidth of a single fiber-optic strand by transmitting signals on up to 40 different wavelengths of light on a single fiber, therefore enabling the transmission of up to 40 times more information on an existing fiber-optic strand.

Our existing metropolitan transport networks consist of OC-48 and OC-192 SONET and protocol independent rings deployed in midtown Manhattan, downtown Manhattan, New York/Long Island, New York/New Jersey and Los Angeles.

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

The FIN is often deployed in the building’s vertical riser system to provide connectivity to multiple floors. By often deploying over one hundred strands of fiber in dual risers, our FINs allow for redundant fiber paths in ring architecture to ensure reliability and scalability. Horizontal lateral conduits from the riser system can then be deployed to establish direct connectivity to the network point of presence in the customer’s suite or premise.

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

Marketing. Our marketing strategy is focused on building relationships with our customers. We believe that all segments of our customer base benefit from targeted public relations efforts, promotional materials, event marketing, and personal selling techniques. In addition, we have marketing activities directed specifically to each of our constituent markets. These activities include supporting industry organizations, participating in conferences, tradeshows and seminars, preparing personalized presentations and engaging in direct marketing.

Customers

We have a broad customer base. Our technologically advanced network infrastructure meets the needs not just of small- and medium-sized network users but also global carriers and service providers. Our customers include domestic incumbent carriers and competitive service providers, as well as Internet service providers and Internet-related companies. Because the flexibility of our networks allows us to interconnect with domestic subsidiaries of internationally based customers, we have made significant progress in growing the international segment of our customer base. We provide our services to many Post Telephone and Telegraph administrations, or PTTs. These are the communication service providers that had monopolies in their respective countries, where markets are increasingly being deregulated, such as in Europe as well as other parts of the world.

As of December 31, 2008, our customers included AT&T, Bell Canada, British Telecom, Cable & Wireless, China Telecom, China Netcom, Deutsche Telekom, France Telecom, KPN, Level 3, NTT America, Qwest, Reliance, Sprint, Tata Communications, TeliaSonera and Verizon. We enter into contracts with our customers with terms ranging from one month to 15 years.

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

Other Communications Providers. Certain other integrated communications providers have deployed their own extensive network infrastructure in our markets to provide communications services to our potential customer base. These include, but are not limited to, AT&T, Sprint, Level 3, Qwest, tw telecom and XO Communications. These companies operate networks on which they offer retail and wholesale services. Consequently, they directly compete with us. We also compete directly with other providers of colocation services and data center facilities. These include, but are not limited to, Equinix and Switch and Data. Many of these companies also have several competitive advantages over us, including established brand names, extensive network infrastructure and significant capital resources.

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

Regulation of FiberNet

General Regulatory Environment

Some of our communications services are subject to federal, state and local regulations that affect our product offerings, competition, demand, costs and other aspects of our operations. We believe that other communications services we offer are not subject to such regulation. For example, providers of Internet services generally are not subject to regulation. The regulation of the communications industry is changing rapidly at both the federal and state levels and varies from state to state. To the extent that our offerings are treated as telecommunications services, federal and state regulation would apply to those offerings. Our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We cannot guarantee that we have properly determined which of our services are subject or not subject to state and federal communications regulation. We also are unable to guarantee that current or future regulatory, judicial or legislative actions will not have a material adverse effect on our operations or financial condition, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations. Current and future regulatory, judicial, or legislative actions may have a material adverse effect on our operations, profitability and business results.

Many, if not most, of our customers are also subject to federal, state and local regulations. Current or future regulatory, judicial or legislative actions may have a material adverse effect on our customers’ operations or financial condition, which in turn could negatively affect our own operations, profitability and business results.

Federal Regulation

Federal regulation has a great impact on the communications industry and has undergone major changes in the last twelve years as the result of the enactment of the Telecommunications Act of 1996, which amended the Communications Act of 1934, as amended (the “Act”).

Our services are provided through our operating subsidiaries, Local Fiber, Equal Access, Availius, and Devnet. The services offered by our subsidiaries fall into one of two categories:

•	telecommunications services or common carriage; and

•	non-telecommunications services, which can include private telecommunications.

We believe that Local Fiber operates as a telecommunications carrier under the Act. We believe that Equal Access and Devnet do not operate as “telecommunications carriers” as defined by the Act, because to the extent they provide telecommunications, we believe they do so on a private carrier basis—not as a telecommunications carrier—as explained below. Certain regulations associated with each type of offering are described below. Although the law establishing regulatory requirements is often unclear, our telecommunications services and telecommunications generally are subject to a lower degree of federal and state regulation than those of dominant carriers such as the incumbent local exchange carriers (“ILECs”), including the Verizon and AT&T local telephone companies.

The following is a summary of certain federal and regulations affecting the communications industries and a description of relevant state and local laws. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations or those of our customers.

Telecommunications Services

One of our subsidiaries, Local Fiber, is regulated as a “telecommunications carrier” because it provides telecommunications directly to the public for a fee, or to such class of users as to be effectively available to the public. Telecommunications carriers are subject to extensive federal regulations that may impose substantial administrative and other burdens on our operations.

Obligations to Contribute to Federal Funds and Pay Regulatory Fees. As a competitive provider of local (also known as a competitive local exchange carrier or CLEC) and long distance telecommunications services, Local Fiber is subject to federal telecommunications regulation, including, but not limited to the obligation to contribute to numerous funds to the extent it provides interstate telecommunications services or obtain numbers for end user customers. These funds include, first and foremost, the FCC’s universal service fund. This fund was established to ensure the availability of affordable basic telecommunications services to high cost, low-income users, and access to advanced telecommunications and Internet services by schools and libraries and rural healthcare providers. The rate of assessment is approximately 9.5% of gross interstate and, generally speaking, international end-user telecommunications revenues for the first quarter of 2009, and may be higher in subsequent quarters and years. The FCC is reviewing its current universal service assessment, contribution, and recovery rules. Congress may also implement changes to the federal universal service fund contribution and impose requirements which could affect our obligations. Changes to the universal service rules could affect our revenues adversely. FCC rules also require that telecommunications carriers contribute to various other funds, which are also based on a percentage of our gross intrastate, interstate, and/or international telecommunications revenues, depending on the particular fund. Our contribution obligations historically have been small because our customer base has been predominately carriers that essentially resell our services—rather than end users. To the extent our carrier customers or their customers must contribute to the universal service fund, we are exempted from contributing based on the revenues from these customers. Our contribution obligations could increase should Local Fiber or any of our other subsidiaries provide larger volumes of telecommunications to end users, or begin to provide such offerings.

We are also subject to federal regulatory fees which are set and assessed annually by the FCC on the interstate and international telecommunications we provide.

Complaints and Enforcement Proceedings Regarding Compliance with the Act and FCC Regulations. Local Fiber is required to comply with a number of other federal regulatory requirements. Third parties may file complaints against us at the FCC for violations of the Act or the FCC’s regulations. The FCC may also investigate our compliance and commence enforcement actions on its own initiative for violations of FCC rules and the Act. Certain statistical reporting requirements may also apply to our services. Although compliance with these regulatory requirements imposes certain administrative burdens, similarly situated competitors are subject to comparable regulatory obligations. If Local Fiber or any other subsidiary fails to comply with applicable FCC or other federal regulations, that failure may lead to enforcement proceedings, fines or forfeitures that could have a material adverse effect on our operations or financial condition or to complaint proceedings leading to monetary awards for damages and changes to the way we conduct our business, which could have a material adverse affect on our business operations and profitability.

Local Exchange Carrier Regulation. The Act imposes a number of access and interconnection requirements on telecommunications carriers, an expanded set of requirements on all local exchange providers, including CLECs, and finally the most comprehensive set of such obligations on ILECs. CLECs compete with the ILECs for local subscribers of telecommunications services. As discussed under our “State Regulation” section below, Local Fiber provides local transport services and has obtained authorization as a CLEC to provide telecommunications services in the states of New York, New Jersey and California. As a CLEC, Local Fiber is subject to any requirement imposed by the FCC that is generally applicable to local exchange carriers or LECs. However, because of the nature of Local Fiber’s service offerings, not all CLEC obligations will apply to us. In addition, LEC regulations affect us indirectly to the extent that they have a direct effect on our carrier customers. The FCC often considers changes to its access and interconnection rules, and Congress routinely considers changes to the Act, which if passed, could enlarge or diminish Local Fiber’s access and interconnection rights and obligations and/or those of our customers.

Under the Act, all telecommunications carriers must interconnect directly or indirectly with the facilities of other telecommunications carriers, offer certain services for resale, provide number portability and dialing parity, provide access to rights-of-way and establish reciprocal compensation arrangements for the transport and termination of traffic. In addition to these general duties, ILECs, but not CLECs, have additional obligations to provide cost-based interconnection at any technically feasible point, allow access to certain portions of their network at cost-based rates, and provide colocation to requesting carriers pursuant to specific standards. Changes to these requirements that diminish the interconnection rights of our companies or those of our customers could have a material adverse effect on our operations or financial condition or those of our customers.

The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the Act. In order to foster competition in the local exchange market, the FCC initially required ILECs to offer unbundled access to certain portions of their communication networks (known as unbundled network elements) to CLECs at cost-based rates. The FCC, over the past eight years, has significantly reduced the number of network elements ILECs must make available on an unbundled basis to their competitors, such as Local Fiber and many of our customers. Although Local Fiber does not rely solely on network elements purchased from ILECs to provide its services, the FCC has limited Local Fiber’s ability to obtain the unbundled elements of the

ILECs’ networks at cost-based rates that Local Fiber requires to provide service to its customers. In addition, the FCC is reviewing its pricing regime for network elements. Any changes to the pricing scheme for network elements or changes to the list of network elements that must be made available on an unbundled basis in our operating territories may adversely affect Local Fiber’s revenues and operating margins. To the extent our customers purchase unbundled network elements from the ILEC, revisions regarding access to ILEC network elements or the pricing of those network elements, could affect the growth opportunities for some of our customers and thus the demand for our services.

Under the Act, state commissions have jurisdiction and authority, consistent with the Act and the FCC’s rules, to arbitrate and review negotiations between ILECs and CLECs regarding the prices that ILECs charge CLECs and other terms and conditions related to interconnection, unbundled network elements, colocation and resale. In setting these prices, state commissions must use a forward-looking cost methodology as required by the FCC, and later upheld by the Supreme Court. State commissions have the authority to modify their decisions regarding the prices and other terms and conditions related to interconnection, unbundled network elements, colocation and resale. If the state commissions take such actions in the future, it could have a material adverse impact on our expenses and operating margins, or those of our customers.

As part of its ongoing examination of the competitive marketplace, the FCC is currently examining several other competition-related issues, including whether to adopt a set of performance measures and standards that could improve enforcement of ILECs’ wholesale obligations under the Act. The outcome of these proceedings may affect the rates, terms or conditions of our service offerings, and result in increased competition from ILECs with respect to some of our services, any or all of which could have a material adverse impact on our business operations and financial condition.

Intercarrier Compensation. The FCC has also adopted rules regarding how telecommunications carriers compensate each other for the transport and termination of telecommunications traffic. In the 1980’s the Commission established the access charge regime, which it has modified many times since then, and continues to examine, by which local exchange carriers assess access charges against interexchange carriers for the origination and termination of interexchange calls on their networks. In 1996, the FCC adopted its basic rules for reciprocal compensation between carriers for the transport and termination of local traffic. In April 2001, the FCC issued an order limiting the amount of compensation to be paid to terminate some traffic bound for Internet Service Providers (“ISP-bound traffic”) and eliminating compensation for other ISP-bound traffic. On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC’s order back to the FCC for further consideration, although it allowed the FCC’s rules to remain in effect. The FCC, in late 2009, issued its remand order largely keeping in place the previous rules, with some modifications, but offering a different regulatory rationale. In addition, and more comprehensively, the FCC is exploring methods to drastically modify and unify reciprocal compensation and access charges, both interstate and intrastate, such that, after a transition period, intercarrier compensation rate levels would be much lower than they are today. No decision has been adopted at this time, and it is unclear whether and to what extent the FCC will act to modify the current regime of intercarrier compensation. Our revenues and operating margins, and those of our carrier customers, may be materially adversely affected by FCC and court decisions on compensation matters.

Broadband Services and Forbearance. The FCC also has issued decisions regarding the regulation of broadband services provisioned by ILECs and the appropriate regulatory treatment under the Act for a wireline carrier’s offering of broadband Internet access services. In September 2005, the FCC determined that wireline broadband Internet access services provided over a provider’s own facilities is an information service and therefore, at a provider’s election, no longer subject to traditional common carrier regulation, including regulations requiring access by competitors. In March 2006, the FCC failed to act on a petition for forbearance filed by Verizon which asked the FCC to forbear from applying traditional common carrier regulation to certain of its high-capacity broadband services. The FCC’s inaction on the merits meant procedurally that the Verizon petition was “deemed granted,” meaning that Verizon is able to offer these services subject to very limited regulation. The “deemed granted” status of Verizon’s petition has been upheld by the federal appeals court for the District of Columbia Circuit. Other major facilities based broadband services carriers, including AT&T, have filed similar forbearance requests with the FCC and received varying levels of deregulation of their broadband service offerings. Other forbearance petitions are pending regarding ILEC obligations to adhere to other pro-competition regulations, such as petitions by Verizon and Qwest for forbearance from obligations to offer unbundled network elements at cost-based rates to competitors carriers in certain of their geographic markets. The foregoing decisions regarding broadband services, and any rulings issued in the future regarding forbearance from other regulatory obligations that currently apply to our competitors, may result in increased competition from ILECs and/or CLECs with respect to some of our services and those of our customers, may adversely impact our capacity, and our customers’ ability, to operate profitably, and may affect the rates, terms or conditions of our service offerings and of wholesale inputs to those offerings.

Special Access Services. In 1999, the FCC established a framework for lifting rate regulation of ILEC special access services at the metropolitan statistical area in two phases as competition reached specified trigger levels in those areas. A federal appeals court upheld the FCC’s decision. Following the 1999 FCC ruling, special access service rate regulation has been lifted in numerous areas, providing substantial pricing flexibility to ILECs in many major markets in which they operate for their private line and dedicated transport offerings. This has increased the ILECs’ ability to respond swiftly to their competitors and enter into special pricing arrangements with others subject to minimal regulation. This ruling permits ILECs in many instances to utilize contract arrangements for the provision of dedicated services similar to the way in which we and our customers offer these same types of services. As a result of pricing flexibility for ILECs, we and our customers face greater competition with respect to the services they provide. The FCC is currently considering the adoption of performance measures and standards for ILEC-provisioned special access services, and thus, the ILECs’ special access services may face greater regulation in the future, but there is no guarantee when the FCC will act or whether its decision will lead to material changes affecting our business or our ability to compete.

Access to Multi-Tenant Properties. Two of our subsidiaries, Equal Access and Devnet generally secure multi-year license agreements with commercial real estate owners for the exclusive right to lease intra-building fiber capacity to third parties, principally telecommunications carriers that wish to provide services to tenants. Under current FCC regulations, real estate owners have the right to control wiring within or on their premises, as well as the access to such wiring, beyond the demarcation point, which is the point at which telecommunications carriers seeking to serve the customers in the buildings terminate their facilities and the facilities subject to the owners’ control begin. The demarcation point in a multi-tenant building is typically at a minimum point of entry to the building such as the basement. These FCC rules allow the real estate owners or managers to install and maintain their own inside wiring or to contract with companies, such as Equal Access or Devnet, to maintain wiring on their behalf.

As of March 16, 2009, there was no federal legal requirement that owners or managers of privately owned commercial office buildings or residential multi-tenant buildings or environments must give access to any requesting provider of telecommunications services. If laws or regulations are enacted that effectively require building owners to give inside wiring access to all requesting telecommunications providers on nondiscriminatory terms, then Equal Access’s and Devnet’s ability to secure and maintain exclusive inside wiring contracts may be inhibited, which could have a material adverse affect on their operations and financial condition. Local Fiber has both rights and obligations under the foregoing requirements since it is a telecommunications carrier.

Under FCC regulations, telecommunications carriers, such as Local Fiber, are prohibited from entering into or enforcing exclusive contracts with owners and landlords of commercial and residential multi-tenant buildings or environments for the provision of telecommunications services to tenants. Because we believe Equal Access and Devnet are not “telecommunications carriers” (see “Non-Telecommunications Services and Regulation,” below), we believe that the FCC’s decision does not apply to them or the arrangements they reach with owners of multi-tenant properties. The FCC’s decisions also require local exchange carriers and other utilities, such as

Local Fiber, to provide other telecommunications carriers and cable service providers reasonable and non-discriminatory access to conduits and rights-of-way that the carriers and utilities own or control. We believe that these requirements and the right to access the rights-of-way owned or controlled by utilities do not apply directly to Equal Access or Devnet because they are not telecommunications carriers or utilities. However, these requirements apply to telecommunications carriers and utilities that hold access rights independent of those held by Equal Access and Devnet in multi-tenant properties and also apply to Equal Access’s and Devnet’s telecommunications carrier customers. Depending on how these rules are interpreted, these requirements may facilitate the entry into buildings in which we offer our services by our competitors or those of our customers, by permitting such entities to gain access through the separate access rights that currently are, or in the future may be, held by local exchange carriers or other utilities in the same buildings. We cannot guarantee that the FCC’s rules will be interpreted regarding this requirement in the buildings served by our subsidiaries in a manner that does not have a material adverse effect on Equal Access or Devnet. Further, if either Equal Access or Devnet were found to be a telecommunications carrier, such a finding could have a material adverse affect on the validity of central terms of its contracts with property owners and could have a material adverse effect on our subsidiary’s operations and financial condition.

The FCC also established procedures to enable multi-tenant property owners to require that the provider of wireline telecommunications services to the property move the demarcation point to the minimum point of entry, if the demarcation point is not already located there, or to obtain clarification where the demarcation point is. The minimum point of entry is defined as either the closest practicable point to where the wiring crosses a property line or the closest practicable point to where the wiring enters a multi-tenant building or buildings. We believe the FCC’s procedures to allow owners to move the demarcation point upon request and to clarify the location of the demarcation point in multi-tenant properties do not place an obligation on Equal Access or Devnet because we believe that none of these entities is a provider of wireline telecommunications services. We cannot guarantee whether the FCC’s implementation of its demarcation point procedures or the consequences to our subsidiaries resulting from a building owner’s decision to locate the demarcation point at the minimum point of entry or to not make such a request will not have a material adverse effect on our subsidiaries operations or financial condition.

Customer Proprietary Network Information. FCC rules protect the privacy of certain information about customers that communications carriers, including Local Fiber, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information (“CPNI”), includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. Certain states have also adopted state-specific CPNI rules. The FCC’s rules require carriers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI, notify law enforcement agencies if a breach of CPNI occurs and file a certification with the FCC stating that its policies and procedures ensure compliance. We filed our most recent compliance certificate with the FCC on February 17, 2009, stating that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties. Additionally, the FCC is considering whether additional security measures should be adopted to prevent the unauthorized disclosure of sensitive customer information held by telecommunications companies.

Communications Assistance for Law Enforcement Act. The Communications Assistance for Law Enforcement Act (“CALEA”) requires telecommunications providers to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, reserve a sufficient number of circuits for use by law enforcement officials in executing lawful electronic surveillance and adopt and adhere to specific system security policies and record keeping requirements. In 2005, the FCC concluded that CALEA also applies to facilities-based broadband Internet access providers and providers of interconnected VoIP. As a telecommunications network operator, we are subject to these requirements and we believe we are compliance.

State Regulation

The Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states generally retain the ability to regulate the entry and rates of providers of intrastate telecommunications and may adopt regulations necessary to preserve universal service (for example, many states have established their own universal service funds supplementing the federal fund), protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

Local Fiber must obtain and maintain certificates of authority from regulatory bodies in states where it offers intrastate telecommunications subject to requirements that vary by state. Local Fiber is currently authorized as a CLEC to provide intrastate services in New York, New Jersey and California, and may seek additional authority in other states. In most states, telecommunications providers must also file and obtain prior regulatory approval of tariffs for its regulated intrastate services. We believe that our other subsidiaries, Equal Access, Availius and Devnet, do not require state certification in order to provide their offerings. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state law or regulations. Fines and other penalties also may be imposed for such violations. Delays in receiving required regulatory approvals in other states could also have a material adverse effect on us. We cannot guarantee that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with state laws or regulations, including tariffing requirements, where we have communications-related operations.

State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. Intrastate access rates affect the costs of carriers providing intrastate long distance services and the demand for our services and those that other carriers, including our customers, provide. A state may also impose telecommunications taxes and fees for state-level universal service and other programs on providers of services within that state.

Regulation of access by telecommunications providers to multi-tenant buildings, including the regulation of the rights of telecommunications providers to have exclusive access to multi-tenant buildings, has been adopted in certain states. For example, regulations in California, Connecticut, Texas and Massachusetts generally require commercial real estate owners to provide nondiscriminatory access to requesting telecommunications providers that have customers within a building, and limit what the real estate owner may charge for such access. Massachusetts has rules that also require owners or controllers of rights-of-way, including owners of commercial buildings and certain multi-tenant dwellings, to provide non-discriminatory access to a carrier upon a tenant’s request. The California Public Utilities Commission’s rules prohibit carriers from entering, on a prospective basis, into exclusive access agreements with property owners that would restrict the access of other carriers to the property or discriminate against the facilities of other carriers. Other states, such as Nebraska and Ohio, have adopted similar exclusive contract prohibitions. New York also is considering the adoption of legislation that would protect telecommunications companies from discrimination when deploying facilities in multi-tenant buildings. Although these requirements generally permit telecommunications carriers to install their own inside wiring, there is no requirement that real estate owners allow such carriers to use existing inside wiring. Thus, in certain states, telecommunications carriers are permitted to construct inside wiring within buildings even if a provider such as Equal Access or Devnet already has existing facilities. However, some of these state requirements have been challenged, and therefore, we cannot predict how these rules will be interpreted. The foregoing requirements regarding access by telecommunications providers to multi-tenant buildings, and other requirements not described above that exist now or may be adopted in the future, may be interpreted or applied in a manner that adversely affects the ability of our subsidiaries Local Fiber, Equal Access and Devnet to provide their services as they do today, and may have an adverse affect on our operations and financial condition.

Local Regulation

In addition to federal and state laws, local governments exercise legal authority that may affect our operations. For example, local governments retain the authority to license, and receive compensation for, access by telecommunications carriers to public rights-of-way pursuant to franchise or similar arrangements, subject to the limitation that local governments may not take actions that prohibit or have the effect of prohibiting the provision of telecommunications services. Local governments may collect fair, reasonable and non-discriminatory compensation for such access. Local authorities affect the timing, costs, and procedural requirements associated with the use of public rights-of-way. These regulations and other local actions related to the public rights-of-way, and changes thereto, may have an adverse effect on our business to the extent Local Fiber, our other subsidiaries or our customers require access to such public rights-of-way. In addition, local governments may impose telecommunications taxes and surcharges on the operations of telecommunications providers, such as Local Fiber.

Non-Telecommunications Services

We believe certain of our subsidiaries, Equal Access, Availius and Devnet, are not subject to telecommunications carrier regulation. Unlike telecommunications carriers, Equal Access and Devnet do not hold their offerings out to the general public for a fee. Moreover, Equal Access and Devnet do not occupy or use public rights-of-way that may trigger local franchise regulation. Instead, Equal Access and Devnet have entered into exclusive agreements with building owners to provide or manage intra-building fiber capacity to telecommunications carriers on a private carrier basis through customer specific arrangements. As such, Equal Access and Devnet merely provide the in-building capacity over which other providers, incorporating their own facilities and equipment or those of third parties, may offer telecommunications and telecommunications services to tenants, including services that allow the tenants to reach any point on the public telephone system. While we believe we are correct in our assessment that Equal Access and Devnet are not subject to federal or state regulation as a result of their provision of telecommunications, there is no guarantee that the regulators would agree. As explained above, see “Access to Multi-Tenant Properties” in the Federal Regulation Section and see the State Regulation Section, federal and state regulation places certain limits on the existence or enforcement of exclusive contractual rights in multi-tenant properties related to telecommunications capacity.

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

Liability for Internet Content

There have been various statutes, regulations and court cases relating to liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency, obscenity, defamation and fraud. The laws in this area are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability to the extent we provide Internet access or other Internet-related services.

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

Although we monitor compliance with environmental, safety and health laws and regulations, we cannot ensure that our operations have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions imposed by governmental authorities if we fail to obtain certain permits or violate the laws and regulations. We do not expect any capital or other expenditures for compliance with laws, regulations or permits relating to the environment, safety and health to be material in 2009.

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

Employees

As of December 31, 2008, we had 73 employees, including 48 in engineering and network operations, 15 in sales and marketing and 10 in finance and administration. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

Factors Affecting our Business Condition

In addition to the other information and factors included in this report, the following factors should be considered in evaluating our business and future prospects:

We have and may continue to experience operating losses and net losses.

We may not achieve or sustain operating income or net income in the future. Since our inception we have incurred operating losses and net losses both on an annual and quarterly basis. We may continue to incur operating losses and net losses in 2009. In 2007, we had an operating loss of $1.9 million and a net loss of $4.9 million. In 2008, we had an operating loss of $0.1 million and a net loss of $1.7 million.

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

Capital markets are currently experiencing a period of disruption and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These global conditions could persist for a prolonged period of time or worsen in the future. Our ability to access capital or the capital markets may be restricted at a time when we would like, or need, to access such capital, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, or increased volatility in the financial markets could materially and adversely affect the availability or cost of obtaining credit, debt financing or equity financing.

The current economic conditions and financial market turmoil could adversely affect our business and results of operations.

The global credit markets, capital markets, and domestic and international economies have been experiencing a period of substantial turmoil and uncertainty, characterized by unprecedented intervention by the U.S. federal government and the failure, bankruptcy, or sale of various financial and other institutions. We believe the current economic conditions and financial market turmoil could adversely affect our operations, business and prospects, as well as our ability to obtain and manage our liquidity. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.

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

We rely on software licensed from third parties, including applications that are integrated with internally developed software and used in our services. Most notably, we license Oracle M6. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our services. Although we believe that there are alternative suppliers for the software that we rely upon, it could take a significant period of time to establish relationships with alternative suppliers and integrate their software into our services. The loss of any of our relationships with these suppliers could have a material adverse effect on our business.

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

As of March 18, 2009, we had total outstanding debt of $14.5 million and $5.7 million of outstanding letters of credit. In addition, we have $0.3 million of availability in our revolving line of credit, $3.5 million of availability in a capital expenditure term facility and $5.0 million in a stock repurchase term facility, subject to compliance with the terms of the credit agreement. As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements. Furthermore, we have agreed to terms in the credit agreement (which governs our credit facility) that expose us to certain risks and limitations, including the following:

•	principal amortization payments are made quarterly beginning on July 1, 2008 and extend through maturity in 2012;

•	we have made affirmative financial covenants that we will breach if our financial results do not meet our expectations; and

•	we have agreed to certain negative covenants that may cause us to make choices regarding the operation of our business that we would not otherwise make.

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

We are subject to federal, state and local regulatory and taxing authorities that affect our services. (See generally “Regulation of FiberNet,” above.) Changes in the regulatory and taxing environment through regulatory proceedings or new legislation could affect our operating results by increasing the competition from other companies, decreasing our revenue, increasing our costs and impairing our ability to offer services. Certain communications services are subject to significant regulation and taxation at the federal, state, and local level. The Federal Communications Commission, or FCC, regulates telecommunications carriers providing intrastate, interstate and international services. State public utility commissions exercise jurisdiction over intrastate communications services. The FCC and state public utility commissions do not regulate most enhanced services, which are generally services that involve more than the pure transmission of customer provided information, although there are many issues related to whether particular services are telecommunications or enhanced services, such as interconnected voice over Internet protocol (VoIP) services. Our subsidiary, Local Fiber, LLC, is regulated as a telecommunications carrier by the FCC by virtue of its provision of telecommunications directly to the public for a fee. Local Fiber, LLC is also subject to several states’ regulatory authority for the intrastate local and long distance services it provides. As a regulated carrier, Local Fiber, LLC is subject to extensive federal, state and local communications regulations, which include the payment of all applicable regulatory assessments, including contributions to federal and applicable state universal funding mechanisms.

We believe that our other subsidiaries, Equal Access, Availius and Devnet, do not provide telecommunications services or other offerings that would subject them to state or federal communications regulation.

Many of our competitors and customers, especially ILECs, are also subject to federal and state regulations.

The regulation and taxation of the communications industry can change rapidly on both the state and federal level and varies from state to state. Material regulatory and legislative changes are often difficult to anticipate. Although we believe the services we provide today, other than those telecommunications services provided by Local Fiber, LLC, are not subject to regulation or obligations imposed on other telecommunications or telecommunications services by the FCC or state public utility commissions in those states where we have business operations, regulators could conclude that such services are subject to existing regulation, and changes in regulation or new legislation may impose regulation or new taxation on our non-regulated services or increased regulatory or tax-related burdens on our telecommunications services.

As an access provider of telecommunications and telecommunications services and of Internet access services, we may incur liability for information disseminated through our networks. The law relating to the liability of access providers and Internet services companies for information carried on or disseminated through their networks is not yet settled. Although we have not been sued for information carried on our networks, it is possible that we could be. Federal and state statutes have been directed at imposing liability on service providers for aspects of content carried on their networks. There may be new legislation and court decisions that may affect our services and expose us to potential liability. As the law in this area develops, the potential imposition of liability for information carried on and disseminated through our networks could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products, services or offerings. Any significant costs that we incur as a result of such measures, any reduction or discontinuation of products, services or offerings, or the imposition of liability could have a material adverse effect on our business.

For additional discussion of the risks associated with regulation and legislation, see generally “Regulation of FiberNet,” above.

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

The trading price of our common stock has been highly volatile. Failure to meet market expectations in our financial results could cause our stock price to decline. Moreover, factors that are not related to our operating performance could cause our stock price to decline. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices for securities of technology and communications companies. Consequently, you may experience a decrease in the market value of your common stock, regardless of our operating performance or prospects.

We could issue a substantial number of additional shares of common stock, which could adversely affect the trading price of our common stock.

We have approximately 0.5 million shares of common stock subject to issuance upon exercise of outstanding stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal offices are located at 220 West 42nd Street New York, New York, where we sublease an aggregate of approximately 11,833 rentable square feet comprising the entire 13th floor. The term for these premises expires in March 2017. Our NOC is located at Gateway Center in Newark, New Jersey, where we occupy 7,987 square feet under a lease that expires in 2010. We have also leased facilities at major carrier hotels in New York, New York. These facilities are located at 60 Hudson Street and 111 Eighth Avenue. At 60 Hudson Street, we have two leases covering an aggregate of 41,174 square feet. The lease at 60 Hudson Street for space on the 19th floor and 12th floor expires in 2022. The lease at 60 Hudson Street for the Meet-Me-Room expires in 2015. The lease at 111 Eighth Avenue is for 5,672 square feet and expires in 2015. In Newark, New Jersey, we lease a 49,000 square foot communications hub and colocation facility located at 165 Halsey Street, which expires in 2016. Additionally, we lease space in carrier hotels at 600 South Federal Street in Chicago, Illinois, consisting of 6,588 square feet, under a lease that expires in 2015, and at 707 Wilshire Boulevard in Los Angeles, California, consisting of 7,465 square feet, under a lease that expires in 2010. We also lease space for other network-related facilities and in the basements of certain commercial office buildings for our central equipment rooms. We regularly evaluate our requirements for additional colocation space, and we review our current leases to determine if it is in our best interest to continue with such leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “FTGX.”

The following table sets forth the high and low sales prices for each quarter for our common stock as reported on the Nasdaq Capital Market System from January 1, 2007 through December 31, 2008:

	2008		2007
	High	Low	High	Low
Quarter ending March 31	$8.91	$7.12	$9.90	$6.15
Quarter ending June 30	$9.52	$6.70	$9.75	$7.20
Quarter ending September 30	$11.54	$8.34	$8.69	$7.39
Quarter ending December 31	$10.50	$5.40	$8.40	$7.55

Holders of Common Stock

As of March 18, 2009, there were 78 holders of record of our common stock and, according to our estimates, approximately 3,300 beneficial owners of our common stock.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

as of December 31, 2008

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	136,367	$119.49	66,266
Equity compensation plans not approved by security holders	255,819	$1.93	—

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

Lease Amendment Warrants, dated October 29, 2004, provided common stock purchase warrants to 60 Hudson Owner LLC (successor to Westport Communications, LLC) in connection with the amendment of our leases at 60 Hudson Street, to purchase an aggregate of 254,986 shares of our common stock at a purchase price of $0.10 per share, with an expiration date of September 1, 2009. These warrants were exercised on January 8, 2009.

Sales of Unregistered Securities

There are no recent sales of unregistered securities during the period covered by this report which have not been previously disclosed in our public filings.

Issuer Purchases of Equity Securities

Period*	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	37,846	$7.62	37,846	$3,486,179
November 1, 2008 to November 30, 2008	17,662	$6.60	17,662	$3,369,103
December 1, 2008 to December 31, 2008	18,212	$7.50	18,212	$3,232,025

*	On November 6, 2007, we publicly announced the authorization to repurchase up to $5.0 million of our common stock. On May 15, 2008, we publicly announced the authorization to increase the repurchase up to $7.5 million of our common stock. The plan is set to expire on June 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We own and operate integrated colocation facilities and diverse transport routes in the gateway markets of New York/New Jersey, Los Angeles, Chicago and Miami, designed to provide comprehensive broadband inter connectivity enabling the exchange of traffic over multiple networks. Our customized connectivity infrastructure provides an advanced, high bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ and customers’ networks.

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

•

Off-net transport services. We provide our customers with circuits on networks that we do not own. Customers purchase these services from us to benefit from our network design, provisioning and management expertise. We sell this connectivity to our customers by ordering the underlying circuits from other wholesale telecommunications carriers. By bundling these services with our on-net transport services and colocation services, we are able to provide a full range of network services to our customers.

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

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 45.7% of our total revenues in 2008. We can provide on-net transport services utilizing multiple transmission protocols, including North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

Another key factor in the growth of our on-net transport business is the large number of nodes on our network and the resulting number of carriers that we can interconnect with. It is important for us to be able to exchange traffic directly with many other carriers in order to offer the greatest value to our customers, by enabling a single interconnection with us to deliver connectivity to a significant number of other carriers. Additionally, the scalability of our network architecture allows us to increase transport capacity to a greater degree than is possible with our other services, yielding incremental operating leverage from our existing infrastructure and facilities. We are able to expand capacity in part due to technological advancements in fiber optics, such as dense wave division multiplexing, or DWDM.

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 31.1% of our total revenues in 2008. In providing these services to our customers, we manage all aspects of the service delivery, including network design, procurement, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically, our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we have experienced on a quarterly basis in 2007 and 2008 is a result of an increase in the number of circuits that we have provisioned, which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 22.3% of our total revenues in 2008 and have been the fastest growing portion of our business. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore typically enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we constructed a new 11,000 square foot facility at 60 Hudson Street in New York City. We also converted 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an Internet-grade facility with enhanced power capacity to also expand our offering capabilities.

Our access management services business accounted for 0.9% of our total revenues in 2008 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 73 employees as of December 31, 2008 compared to 68 as of December 31, 2007. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as SEC filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN No. 48 requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income. At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At December 31, 2008, we had no unrecognized tax benefits. We classify interest and penalties arising from the underpayment of income taxes in the statement of income under selling, general and administrative expenses. As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2008 remain open to examination by all taxing jurisdictions to which we are subject.

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Revenues. Revenues for the fiscal year ended December 31, 2008 were $58.3 million as compared to $49.8 million for the fiscal year ended December 31, 2007. We increased the number of our customers from 254 at the end of 2007 to 299 at the end of 2008, primarily with the addition of domestic subsidiaries of internationally based carriers. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the year ended December 31,
(amounts in thousands)	2008	2007	Change
On-net transport revenue	$26,617	$24,128	$2,489
Off-net transport revenue	18,151	14,675	3,476
Colocation revenue	12,978	10,344	2,634
Access revenue	547	630	(83)

Total Revenue	$58,293	$49,777	$8,516

The majority of our transport and colocation services are provided within and between our carrier hotel facilities in the New York/New Jersey market. On-net transport revenues increased as we provided a greater number of circuits to our customers. The growth in new on-net transport services more than offset the disconnections and price decreases that we have experienced. Off-net transport revenues increased over the same period last year as we continued to leverage our current customer base by providing services outside our gateway markets of New York/New Jersey and Los Angeles. Colocation revenues increased as we licensed additional caged space, cabinets and racks in our facilities. Our network infrastructure has significant capacity to provide additional transport connectivity, and we also have the network capabilities to deliver connectivity utilizing new technologies, such as Ethernet and IP services. Our access management services business has been steadily declining, and we expect that trend to continue throughout 2009. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. The remaining terms of our existing access management service contracts range from month-to-month to expiration in 2012. We do not expect to sell any additional access services, and we believe our existing contracts for access services may not be renewed when they expire.

For fiscal years 2008 and 2007, there were no individual customers that accounted for over 10.0% of our total revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $29.4 million in 2008, compared to $25.5 million in 2007. The majority of our cost of services is occupancy expenses, consisting of rent, license fees, and utility costs for our carrier hotel facilities, on-net buildings and off-net buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the year ended December 31,
(amounts in thousands)	2008	2007	Change
Occupancy expenses	$15,607	$14,454	$1,153
Off-net connectivity charges	12,852	10,372	2,480
Maintenance and repair and other costs	908	693	215

Total Cost of Services	$29,367	$25,519	$3,848

Occupancy expenses represented 53.1% of cost of services or $15.6 million in 2008, an increase of $1.2 million as compared to 56.7% or $14.5 million in 2007. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage. On March 1, 2007, we entered into a lease modification with the landlord of the building located at 60 Hudson Street, New York, New York to lease an additional 11,315 square feet of space and to extend the term of the lease to July 2022. During the fourth quarter of 2008, we determined that we should reverse approximately $0.6 million of previously accrued (but disputed) occupancy expenses because the applicable statutes of limitations had expired. Consequently, we have recorded a one-time reversal of these expenses in the accounts where they were originally recorded in prior years.

Off-net connectivity charges were 43.8% of cost of services or $12.9 million in 2008, compared to 40.6% of the cost of services or $10.4 million in 2007. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.1% or $0.9 million of cost of services in 2008, compared to 2.7% or $0.7 million in 2007. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008 were $19.0 million compared to $16.8 million for 2007. Personnel costs represented 61.8% or $11.7 million of selling, general and administrative expenses in 2008 compared to 63.7% or $10.7 million for 2007. Professional fees in 2008 and 2007 were $1.5 million. Marketing expenses in 2008 were $0.1 million compared to $0.2 million in 2007. During the fourth quarter of 2008, we recorded $0.6 million for bad debt expense and an accrual for professional services in consideration of the current market environment.

Stock related expenses for the years ended December 31, 2008 and 2007 were $1.6 million and $1.1 million, respectively. This non-cash expense relates to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and thereafter become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative items, which include insurance and operating expenses, were $4.1 million for the year ended December 31, 2008 and $3.3 million for the year ended December 31, 2007.

Loss on Early Extinguishment of Debt. During the year 2007, we recorded a charge of $1.1 million related to the early extinguishment of our former credit facility on March 21, 2007, including the write-off of unamortized financing related charges that were associated with the former credit facility.

Depreciation and Amortization. Depreciation and amortization expense for 2008 was $10.0 million, compared to $9.4 million for 2007.

Interest Income. Interest income for the year ended December 31, 2008 was $0.1 million, compared to $0.2 million for 2007. Interest income is generated from our cash balances, which are invested in short-term, highly liquid investments at variable rates of interest.

Interest Expense. Interest expense for the year ended December 31, 2008 was $1.4 million, compared to $1.8 million for the year ended December 31, 2007. On March 21, 2007, we entered into a new credit facility with a floating interest rate of LIBOR plus 350 basis points on drawn balances. Our interest rate was 5.35% as of December 31, 2008. Also included in interest expense is the amortization of original issuance discounts and deferred charges that amounted to $0.2 million and $0.4 million for the year ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We incurred a loss from operations and a net loss for 2008 of $0.1 million and $1.7 million, respectively, compared to a loss from operations and a net loss of $1.9 million and $4.9 million, respectively, for 2007. During 2008, cash provided by operating activities was $10.6 million, and cash purchases of property, plant and equipment were $8.7 million, compared to cash provided by operating activities of $6.9 million and $3.8 million of cash purchases of property, plant and equipment for 2007.

For the year ended December 31, 2008, we used $0.5 million in net cash for financing related activities. For the year ended December 31, 2007, we used $0.7 million in net cash for financing activities. We believe we will be able to generate sufficient cash flow from operations in order to sustain our current and long-term operations. . In 2009, we expect to invest approximately $4.0 million in general capital expenditures and $1.5 million in colocation expansion projects.

On March 21, 2007, we entered into a Credit Agreement with Capital Source Finance LLC pursuant to which we and our subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off our former credit facility, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The $14.0 million term loan is repayable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of our and our subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by us and certain of our subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions.

On November 7, 2007, we entered into an Amended and Restated Credit Agreement by and among us, our subsidiaries, CapitalSource Finance LLC and CapitalSource CF LLC pursuant to which we and our subsidiaries established a new $5.0 million loan facility (the “New Loan”) solely to enable us to repurchase outstanding shares of our capital stock pursuant to our stock repurchase program, which is described below. The New Loan, which was unfunded at closing, supplements and is made a part of our existing $25.0 million Credit Facility described above. The New Loan bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. The applicable margin based upon a LIBOR Rate is 4.50%, and the applicable margin based on a Prime Rate is 3.25%. In addition, the parties adjusted certain of the financial covenants under the Credit Facility. The New Loan will be payable in equal quarterly installments of 3.75% of the principal amount commencing in April 2010, with the entire Credit Facility maturing in March 2012.

On November 8, 2007, we announced that our Board of Directors had authorized the repurchase of up to $5.0 million of our common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, we announced that our Board of Directors had authorized the increase of our stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time. As of December 31, 2008, 527,125 shares of our common stock had been purchased in the repurchase program at an average price of $8.07. As of December 31, 2008, the remaining maximum dollar value of share that may yet be purchased under the program is $3.2 million.

As of December 31, 2008, we had $13.3 million of indebtedness outstanding under our Credit Facility and $5.7 million of outstanding letters of credit. In addition, we had $0.3 million of availability on a revolving loan facility, $5.0 million of availability in a capital expenditure loan facility and $5.0 million of availability under the New Loan, which is solely to enable us to repurchase outstanding shares of our capital stock pursuant to our previously announced stock repurchase program subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the Credit Facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving loan facility and at LIBOR plus 350 basis points on the capital expenditure loan facility. We were in full compliance with all of the covenants contained in the Credit Facility as of December 31, 2008. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the Credit Facility, which is on file with the Securities and Exchange Commission. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the Credit Facility for immediate payment. On January 16, 2009 we made a draw of $1.5 million under our capital expenditure loan facility.

We spent $8.7 million in capital expenditures during 2008, of which $3.3 million was primarily for the implementation of customer orders and general network improvements, including the purchase of network equipment to increase capacity and to interconnect with customers. We also spent $3.4 million related to our colocation expansion projects at 60 Hudson Street and at 165 Halsey Street in Newark, New Jersey and $2.0 million related to our national network expansion projects. Our capital expenditures totaled $3.8 million in 2007. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

On January 16, 2009, we borrowed $1.5 million under the term loan for capital expenditures related to certain upgrades to our 165 Halsey Street colocation facility.

During the year ended December 31, 2008, 41,500 shares of restricted stock were issued. During the year ended December 31, 2008, 8,330 shares of restricted stock were returned to us as the result of employee terminations. During the year ended December 31, 2007, 2,400 shares of restricted stock were returned to us as the result of employee terminations.

As of March 18, 2009, we had approximately 7.7 million shares of common stock outstanding, or approximately 8.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

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

The chart below identifies our outstanding contractual obligations and commitments as of December 31, 2008.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2009	2010	2011	2012	2013	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$13,300	$1,750	$2,450	$5,250	$3,850	$—	$—
Operating Leases(1)	79,371	9,991	9,199	8,615	8,777	8,869	33,920

Total Contractual Obligations	$92,671	$11,741	$11,649	$13,865	$12,627	$8,869	$33,920

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues we generate in the respective facility, as per our lease agreement with the facility.

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS 162 will have a material impact on our consolidated financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, we will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP FAS 142-3 will have on our consolidated financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements and is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for us beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our consolidated financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 have been evaluated and we do not expect them to have a material impact on our consolidated financial statements. The effects of these remaining aspects of SFAS 157 are to be applied by us to fair value measurements prospectively beginning January 1, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of FiberNet Telecom Group, Inc.:

We have audited the accompanying consolidated balance sheets of FiberNet Telecom Group, Inc. (“FiberNet” or the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2008. These consolidated financial statements are the responsibility of FiberNet’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of FiberNet Telecom Group, Inc., as of December 31, 2008, and December 31, 2007, and the results of their operations and their cash flows for each of the two years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP
East Hanover, New Jersey March 18, 2009

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,992	$8,220
Accounts receivable, net of allowance of $861 and $361	4,841	3,818
Prepaid expenses	587	612

Total current assets	11,420	12,650
Property, plant and equipment, net	52,579	54,921
Other Assets:
Deferred charges, net of accumulated amortization of $362 and $160	665	845
Goodwill	1,613	1,613
Other assets	900	883

Total other assets	3,178	3,341

TOTAL ASSETS	$67,177	$70,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,064	$3,553
Accrued expenses	5,572	7,227
Notes payable—current portion	1,750	700
Deferred revenues—current portion	1,200	1,282

Total current liabilities	11,586	12,762
Long-Term Liabilities:
Notes payable	11,550	13,300
Deferred revenues, long-term	3,578	3,351
Other long-term liabilities	2,783	2,201

Total long-term Liabilities	17,911	18,852

Total liabilities	29,497	31,614
Commitments and contingent liabilities
Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,422,918 and 7,554,309 shares issued and outstanding	7	8
Additional paid-in-capital	445,238	445,368
Deferred rent (warrants)	(1,213)	(1,386)
Accumulated deficit	(406,352)	(404,692)

Total stockholders’ equity	37,680	39,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,177	$70,912

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007
Revenues	$58,293	$49,777
Operating expenses:
Cost of services (exclusive of items shown separately below)	29,367	25,519
Selling, general and administrative expense	18,971	16,780
Depreciation and amortization	10,024	9,419

Total operating expenses	58,362	51,718

Loss from operations	(69)	(1,941)
Loss on early extinguishment of debt	—	(1,146)
Interest income	97	226
Interest expense	(1,442)	(1,823)

Net loss before provision for income taxes	(1,414)	(4,684)
Provision for income taxes	(246)	(254)

Net loss	$(1,660)	$(4,938)

Net loss per share—basic and diluted	$(0.22)	$(0.66)
Weighted average shares outstanding—basic and diluted	7,484	7,428

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid in Capital and Other	Deferred Rent	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2006	7,144,465	$7.1	$444,327	$(1,559)	$(399,755)	$43,020
Restricted stock surrendered	(2,400)	(0.0)	—	—	—	—
Restricted stock grants	261,440	0.3	—	—	—	—
Warrants Exercised	237,093	0.2	626	—	—	626
Common stock repurchase	(86,288)	(0.1)	(693)	—	—	(693)
Deferred compensation amortization	—	—	1,109	—	—	1,109
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(4,938)	(4,938)

Balance at December 31, 2007	7,554,309	$7.5	$445,369	$(1,386)	$(404,692)	$39,298
Restricted stock surrendered	(8,330)	(0.0)	—	—	—	—
Restricted stock grants	41,500	0.0	—	—	—	—
Warrants Exercised	71,429	0.1	189	—	—	189
Common stock repurchase	(440,837)	(0.4)	(3,574)	—	—	(3,575)
Issuance of common stock	204,847	0.2	1,612	—	—	1,613
Deferred compensation amortization	—	—	1,642	—	—	1,642
Deferred rent amortization	—	—	—	173	—	173
Net loss	—	—	—	—	(1,660)	(1,660)

Balance at December 31, 2008	7,422,918	$7.4	$445,238	$(1,213)	$(406,352)	$37,680

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,660)	$(4,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,024	9,419
Stock related expense	1,642	1,109
Deferred rent expense (warrants)	173	173
Loss on early extinguishment of debt	—	1,146
Other non-cash expenses	1,255	460
Change in assets and liabilities:
Increase in accounts receivable	(1,562)	(710)
Decrease in prepaid expenses	25	44
(Increase) decrease in other assets	(66)	58
Decrease in accounts payable	(115)	(535)
Increase in accrued expenses and other long-term liabilities	737	1,475
Increase (decrease) in deferred revenue	146	(841)

Cash provided by operating activities	10,599	6,860
Cash flows from investing activities:
Capital expenditures	(8,719)	(3,798)
Common stock repurchase	(3,575)	(693)
Long-term investment	—	(250)

Cash used in investing activities	(12,294)	(4,741)
Cash flows from financing activities:
Proceeds from warrants exercise	189	626
Payment of financing costs of debt financings	—	(1,167)
Repayment of debt financing	—	(14,160)
Proceeds from debt financing	—	14,000
Payment of financing costs of debt financings	(22)	—
Repayment on notes payable	(700)	—

Cash used in financing activities	(533)	(701)

Net increase (decrease) in cash and cash equivalents	(2,228)	1,418
Cash and cash equivalents at beginning of year	8,220	6,802

Cash and cash equivalents at end of year	$5,992	$8,220

Supplemental disclosures of cash flow information:
Interest paid	$1,497	$1,435
Income taxes paid	200	108
Acquisition of property, plant, and equipment not paid	930	919
Amounts attributable to acquisition of Gateway Colocation recognized in goodwill and accrued expenses	—	1,613

The accompanying notes are an integral part of these consolidated financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing complex interconnection services enabling the exchange of voice, video and data traffic between global networks. The Company owns and operates integrated colocation facilities and diverse transport routes in the gateway markets of New York/New Jersey, Los Angeles, Chicago and Miami. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises. The Company delivers core network backbone services for mission critical requirements.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2008, the Company determined that it should reverse approximately $0.6 million of previously accrued (but disputed) occupancy expenses because the applicable statutes of limitations had expired. Consequently, the Company has recorded a one-time reversal of these expenses in the accounts where they were originally recorded in prior years.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of December 31, 2008, one customer accounted for 24.5% of the Company’s total accounts receivable. As of December 31, 2007, one customer accounted for 32.3% of the Company’s total accounts receivable.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For each of the years ended December 31, 2008 and 2007, there was no individual customer that accounted for more than 10% of the Company’s total revenues.

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

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of December 31, 2008, the Company had approximately 1.6 million shares authorized under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At December 31, 2008, the Company had no unrecognized tax benefits. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2008 remain open to examination by all taxing jurisdictions to which the Company is subject.

Reclassifications

Certain balances have been reclassified in the consolidated financial statements to conform to current year presentation. Specifically, income taxes previously included in selling, general and administrative expenses were reclassified to the provision for income taxes.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers. All of our revenues are generated in the United States of America.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its consolidated financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements and is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 have been evaluated and the Company does not expect them to have a material impact on its consolidated financial statements. The effects of these remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2008, the Company issued 41,500 shares of restricted stock that will become unrestricted four years after the grant date. The Company determined the fair value of the restricted stock granted during 2008 to be $0.4 million. During 2007, the Company issued 261,440 shares of restricted stock that will become unrestricted four years after the grant date. The Company determined the fair value of the restricted stock granted during 2007 to be $1.9 million.

The Black-Scholes option-pricing model is used to value options when issued. The expected volatility assumption used is based solely on historical volatility, calculated using the daily price changes of the Company’s common stock over the most recent period equal to the expected life of the stock option on the date of grant. The risk-free interest rate is determined using the implied yield for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock option. The Company does not currently intend to pay cash dividends, and thus assumes a 0% dividend yield. The expected life of an option is calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107, “Share Based Payment,” using the vesting term of three years and the contractual term of ten years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	140,063	$145.66
Granted	—	—
Exercised	—	—
Forfeited	(3,696)	$1,111.51

Outstanding at December 31, 2008	136,367	$119.49	5.8	$629,428

Exercisable at December 31, 2008	111,367	$145.83	5.4	$419,678

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	142,070	$151.58
Granted	—	—
Exercised	—	—
Forfeited	(2,007)	$564.74

Outstanding at December 31, 2007	140,063	$145.66	6.6	$439,519

Exercisable at December 31, 2007	90,063	$225.36	5.5	$146,519

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	50,000	$2.11
Granted	—	—
Vested	(25,000)	2.11
Forfeited	—	—

Nonvested at December 31, 2008	25,000	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	75,339	$2.17
Granted	—	—
Vested	(25,339)	2.08
Forfeited	—	—

Nonvested at December 31, 2007	50,000	$2.11

At December 31, 2008, there was approximately $31,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.6 years.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2008	Weighted- Average Remaining Life	Weighted- Average Exercise Price
$0.00-$5.00	75,000	7.6	$2.11	50,000	7.6	$2.11
$5.01-$20.00	35,261	4.6	$11.40	35,261	4.6	$11.40
$20.00-$100.00	14,120	3.0	$96.00	14,120	3.0	$96.00
$100.01-$1,000.00	6,308	0.9	$449.10	6,308	0.9	$449.10
$1,000.01-$6,050.90	5,678	1.2	$2,033.36	5,678	1.2	$2,033.36

Total	136,367	5.8	$119.49	111,367	5.4	$145.83

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. During the year ended December 31, 2008, the Company granted 41,500 shares of restricted stock that will become unrestricted four years after the grant date. During the year ended December 31, 2007, the Company granted 261,440 shares or restricted stock.

As of December 31, 2008, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.3 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years. The Company recognized compensation expense of approximately $1.6 million during 2008 on existing restricted stock awards.

During the year ended December 31, 2008, 8,330 shares of restricted stock were returned to the Company as the result of employee terminations, and during the year ended December 31, 2007, 2,400 shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted during and after 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the Equity Incentive Plan. As of December 31, 2008 and 2007 the outstanding shares of restricted stock totaled 1,387,478 and 1,386,718, respectively.

For the year ended December 31, 2008 and 2007, total stock-based compensation was $1.6 million and $1.1 million, respectively.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2008	December 31, 2007
Computer software	$993	$1,037
Computer equipment	985	887
Leasehold improvements	31	31
Office equipment and furniture	417	348
Network equipment and infrastructure	118,755	110,549

Total	121,181	112,852
Accumulated depreciation	(68,602)	(58,715)

Property, plant and equipment, net of depreciation	$52,579	$54,137
Construction-in-progress	—	784

Total Property, plant and equipment, net	$52,579	$54,921

Depreciation expense on property, plant and equipment was $9.9 million and $9.3 million for the years ended December 31, 2008 and 2007, respectively.

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off the Company’s existing credit facility with Deutsche Bank A.G. discussed below, which was set to mature in March 2008. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowing on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. Please refer to Note 7 for a schedule of repayment of borrowings under the Credit Facility. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of December 31, 2008, the outstanding balance under the Credit Facility was $13.3 million. In addition, as of December 31, 2008, the Company had $5.7 million of outstanding letters of credit and $0.3 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of December 31, 2008, the interest rate on its outstanding borrowings under the facility was at 5.35%. There were no events of default under its credit agreement.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. EQUITY TRANSACTIONS

On November 8, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of the Company’s common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, the Company announced that its Board of Directors had authorized the increase of the Company’s stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time. As of December 31, 2008, the Company repurchased 527,125 shares of common stock for an average price of $8.07 per share, and had approximately $3.2 million available for future repurchases. As of December 31, 2007, the Company repurchased 86,288 shares of common stock for an average price of $8.00 per share, and had approximately $4.3 million available for future repurchases.

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements for office space and other space relating to the Company’s operations. Occupancy expense for the years ended December 31, 2008 and 2007 was approximately $15.6 million and $14.5 million, respectively.

Estimated future minimum notes payable and operating lease payments are as follows (dollars in thousands):

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2009	2010	2011	2012	2013	Thereafter
Mandatory Repayments and Reductions of Indebtedness	$13,300	1,750	$2,450	$5,250	$3,850	$—	$—
Operating Leases(1)	79,371	9,991	9,199	8,615	8,777	8,869	33,920

Total Contractual Obligations	$92,671	$11,741	$11,649	$13,865	$12,627	$8,869	$33,920

(1)	Includes estimated future license fees for carrier hotel facilities. License fees are typically calculated as a percentage of the revenues the Company generates in the respective facility, as per its lease agreement with the facility.

The Company had $5.7 and $5.4 million in outstanding letters of credit as of December 31, 2008 and December 31, 2007, respectively.

On August 17, 2006, the Company adopted the FiberNet Telecom Group, Inc. Change in Control Plan (the “Plan”). Pursuant to the terms of the Plan, members of senior management are entitled to certain benefits upon a termination of employment (other than a termination by FiberNet for “Cause” or by an employee without “Good

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. STOCK RESERVED FOR FUTURE ISSUANCE

In addition to shares of common stock underlying outstanding stock options, the Company has reserved for future issuance additional shares of common stock relating to outstanding warrants. As of December 31, 2008, the Company had outstanding warrants exercisable into approximately 0.5 million shares of common stock at exercise prices ranging from $0.10 to $2.64 per share.

9. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. During 2008 and 2007 the Company did not record a current or deferred federal income tax provision because the Company had losses for federal income tax purposes. The Company has recorded a full valuation allowance, as it does not expect to realize the benefits of the net operating tax losses generated in those years.

A reconciliation of the actual income tax (provision)/benefit and the tax computed by applying the U.S. federal rate (34%) to the loss from continuing operations, before income taxes, for the two years ended December 31, 2008 and 2007 follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Computed tax at federal statutory rate	$(564)	$(1,679)
State and local tax, net of federal income tax benefit	1,384	(971)
Other	(54)	20
Change in valuation allowance	(1,012)	2,376

	$(246)	$(254)

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, for the two years ended December 31, 2008 and 2007, consist of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007
Deferred tax assets/(liabilities):
Deferred expenses	$296	$235
Deferred rent	1,106	910
Capital loss	59	61
Deferred revenue	1,410	1,364
Restructuring charges	674	696
Stock options	6,280	5,816
Depreciation and impairment of property, plant and equipment	(1,443)	(2,223)
Goodwill	5,481	6,439
AMT credit	75	—
Net operating loss	78,233	80,077
Bad debts	350	158
Valuation allowance	(92,521)	(93,533)

Net deferred tax asset/(liability)	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

During the tax years ended December 31, 2008 and 2007, a valuation allowance for the full amount of the net deferred tax asset was recorded. The valuation allowance represents the portion of tax net operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Based upon the level of historical losses and projections for the future taxable periods, it is more likely than not that the Company will not realize the benefit of the deferred tax asset.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $204 million substantially all of which are subject to a de minimus annual limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. These tax loss carryforwards begin expiring in 2012.

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

FIBERNET TELECOM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. QUARTERLY INFORMATION (dollars in thousands, except per share data) (unaudited)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$13,556	$14,405	$14,910	$15,422
Net (loss) gain from operations	(244)	(305)	—	480
Net loss	(614)	(667)	(306)	(73)
Net loss per share—basic and diluted	$(0.08)	$(0.09)	$(0.04)	$(0.01)
Weighted average shares outstanding—basic and diluted	7,578	7,501	7,432	7,436

	March 31, 2007 (a)	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$11,634	$12,060	$12,501	$13,582
Net (loss) gain from operations	(720)	(693)	(568)	40
Net loss	(2,397)	(1,040)	(919)	(582)
Net loss per share—basic and diluted	$(0.33)	$(0.14)	$(0.12)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,271	7,353	7,411	7,616

(a)	Includes a $1.1 million loss on early extinguishment of debt

11. ACQUISITION OF GATEWAY COLOCATION

On January 30, 2004, the Company completed the acquisition of the operating assets of gateway.realty.new jersey.llc, also known as Gateway Colocation. The transaction was structured as an acquisition of assets, and the purchase agreement included an “earn-out” payment based upon the achievement of certain financial objectives with respect to the revenues generated by the facility, which if attained would be paid in shares of the Company’s common stock. On March 22, 2006, the Company entered into an amendment to the purchase agreement. The terms of the amendment extend the duration of the “earn-out” provision for an additional twenty-four months retroactive to January 30, 2006. On January 31, 2008, the Company received written notice from Gateway Colocation exercising their rights under the “earn out” provision and FiberNet, in accordance with such provisions, issued to Gateway Colocation 204,847 shares of its common stock on February 5, 2008. FiberNet recorded goodwill of $1.6 million as of December 31, 2007 to account for the fair value of the earn-out.

12. SUBSEQUENT EVENTS

On January 16, 2009, the Company borrowed $1.5 million under the term loan for capital expenditures related to certain upgrades to its 165 Halsey Street colocation facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(c)	Management’s Annual Report of Internal Control over Financial Reporting

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

With the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of December 31, 2008.

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

(e)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2008 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Summary Compensation Table” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2008 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report, which we will file with the SEC within 120 days after our December 31, 2008 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Potential Payments Upon a Termination or Change in Control” and “The Board of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2008 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Independent Public Accountants” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2008 fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements and Supplemental Schedules” at Item 8 of this Annual Report on Form 10-K.

Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Reorganization, dated as of June 2, 2000, by and among us, FiberNet Holdco, Inc., FiberNet Merger Sub, Inc., Devnet Merger Sub, LLC, Devnet L.L.C. and FP Enterprises L.L.C. (excluding the annexes, schedules and exhibits thereto) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 8, 2000).

3.1	Certificate of Incorporation, dated May 17, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.2	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2000 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.3	Certificate of Designation of Series C Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.4	Certificate of Designation of Series D Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.5	Certificate of Designation of Series E Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.6	Certificate of Designation of Series F Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.7	Certificate of Designation of Series H Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.8	Certificate of Designation of Series I Preferred Stock, dated July 31, 2000 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1, filed on August 15, 2001).

3.9	Certificate of Designation of Series J Preferred Stock, dated December 6, 2001 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 7, 2001).

3.10	Amended and Restated By-Laws of the Company adopted August 17, 2000 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1, filed on September 8, 2000).

3.11	Certificate of Amendment to Certificate of Incorporation, dated October 25, 2002 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 1, 2002).

3.12	Certificate of Amendment to Certificate of Incorporation, dated May 8, 2003 (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

3.13	Certificate of Amendment to Certificate of Incorporation, dated May 24, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2005).

4.1	Form of Certificate for our Common Stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, filed on August 15, 2000).

Exhibit No.	Exhibit Name
4.2	Stockholders Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 1, 2002).

4.3	Investor’s Rights Agreement, dated as of October 30, 2002, by and among us and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 1, 2002).

4.4	Registration Rights Agreement, dated as of October 30, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on November 1, 2002).

4.7	First Amended and Restated Stockholders Agreement, dated as of November 11, 2002, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 12, 2002).

4.8	First Amended and Restated Investor’s Rights Agreement, dated as of November 11, 2002, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 12, 2002).

4.10	Registration Rights Agreement, dated as of January 10, 2003, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed on January 16, 2003).

4.13	Registration Rights Agreement, dated as of January 30, 2004, by and among us, Local Fiber, L.L.C. and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 6, 2004).

4.14	Registration Rights Agreement, dated as of January 30, 2004, by and among us and the stockholders listed therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 6, 2004).

4.16	Warrant Agreement by and between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.27 to our Annual Report on Form 10-K, filed on March 30, 2005).

4.17	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.28 to our Annual Report on Form 10-K, filed on March 30, 2005).

4.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.29 to our Annual Report on Form 10-K, filed on March 30, 2005).

4.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.30 to our Annual Report on Form 10-K, filed on March 30, 2005).

4.20	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks (incorporated by reference to Exhibit 4.31 to our Annual Report on Form 10-K, filed on March 30, 2006).

4.21	Registration Rights Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Investors (incorporated by reference to Exhibit 4.32 to our Annual Report on Form 10-K, filed on March 30, 2006).

4.22	Warrant Agreement, dated March 22, 2006, by and among us and the entities identified therein as the Banks (incorporated by reference to Exhibit 4.33 to our Annual Report on Form 10-K, filed on March 30, 2006).

Exhibit No.	Exhibit Name
4.23	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Common Stock Purchase Agreement, dated March 22, 2006 (incorporated by reference to Exhibit 4.34 to our Annual Report on Form 10-K, filed on March 30, 2006).

4.24	Form of Warrant to purchase our Common Stock at a purchase price of $2.64 per share, issued in connection with the Twentieth Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006 (incorporated by reference to Exhibit 4.35 to our Annual Report on Form 10-K, filed on March 30, 2006).

10.1	Office Lease Agreement, between Hudson Telegraph Associates and us, dated as of February 17, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 16, 1998).

10.2	Agreement of Lease, between 570 Lexington Company, L.P. and us, dated as of August 3, 1998 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed on May 15, 1998).

10.3**	Private Network Agreement, dated as of November 30, 1999 between us and Metromedia Fiber Network Services, Inc. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-KSB, filed on March 30, 2000).

10.4	Master Purchase Agreement, dated as of December 31, 1999 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.5	Lease Agreement, dated February 29, 2000 between 111 Eighth Avenue LLC and us (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-KSB, filed on March 30, 2000).

10.6	Assignment and Assumption Agreement, dated as of August 11, 2000 by and between us and FiberNet Operations, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 15, 2000).

10.7	Amendment Number 1 to Master Purchase Agreement, effective as of June 22, 2000 between us and Nortel Networks Inc. (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1, filed on September 8, 2000).

10.8	Agreement of Lease, between 60 Hudson Owner LLC (successor to Westport Communications, LLC) and us, dated as of April 1, 2001, including amendments dated January 30, 2002, November 7, 2002 and April 1, 2003 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed on May 12, 2003).

10.9	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications, LLC) and us, dated as of October 31, 2003 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q, filed on November 12, 2003).

10.10	Asset Purchase Agreement, dated as of December 31, 2003, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 6, 2004).

10.11	Common Stock Purchase Agreement, dated as of January 30, 2004, by and among us and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 6, 2004).

10.12	Amendment of Lease, by and between Hudson Telegraph Associates, L.P. and FiberNet Equal Access LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K, filed on March 30, 2005).

Exhibit No.	Exhibit Name
10.13*	Executive Compensation Arrangements (incorporated by reference to Exhibit 10.72 to our Annual Report on Form 10-K, filed on March 30, 2005).

10.14	Common Stock Purchase Agreement, dated as of March 22, 2006, by and among us and each of the purchasers identified therein (incorporated by reference to Exhibit 10.83 to our Annual Report on Form 10-K, filed on March 30, 2006).

10.15	First Amendment to the Asset Purchase Agreement, dated as of March 22, 2006, by and among us, Local Fiber, LLC and gateway.realty.new jersey.llc. (incorporated by reference to Exhibit 10.84 to our Annual Report on Form 10-K, filed on March 30, 2006).

10.16*	Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 2, 2006).

10.17	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on November 2, 2006).

10.18	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on November 2, 2006).

10.19	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of January 11, 2007 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on April 2, 2007).

10.20	Amendment of Lease, between 60 Hudson Owner LLC (successor to Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates) and us, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 6, 2007).

10.21	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of March 2, 2007 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed on April 2, 2007).

10.22	Credit Agreement between CapitalSource Finance LLC and us, dated as of March 21, 2007 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed on April 2, 2007).

10.23	Amendment of Lease, between 60 Hudson Owner LLC (successor to Westport Communications LLC) and us, dated as of April 4, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 15, 2007).

10.24*	2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 11, 2007).

10.25	Amended and Restated Credit Agreement between CapitalSource Finance LLC and us, dated as of November 7, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on November 8, 2007).

10.26*	Amended and Restated 2007 Board of Directors Compensation Plan as adopted on August 20, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 8, 2007).

10.27*	Amended and Restated 2008 Board of Directors Compensation Plan as adopted on July 29, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 5, 2008).

Exhibit No.	Exhibit Name
10.28	Sublease Agreement between Esquire Deposition Services, LLC and us dated as of October 7, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on October 30, 2008).

14	Corporate Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K, filed on March 30, 2004).

16.1	Deloitte & Touche LLP Acknowledgement Letter (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, filed on July 13, 2007).

23.1***	Consent of Accountants—Friedman LLP.

31.1***	Certification of Principal Executive Officer.

31.2***	Certification of Principal Financial Officer.

32.1***	Section 906 Certification.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Commission.
***	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERNET TELECOM GROUP, INC.

By:	/s/ JON A. DELUCA
Name:	Jon A. DeLuca
Title:	President and Chief Executive Officer

Date:	March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON A. DELUCA Jon A. DeLuca	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2009

/s/ CHARLES S. WIESENHART JR. Charles S. Wiesenhart Jr.	Chief Financial Officer and Vice President-Finance (Principal Financial Officer)	March 18, 2009

/s/ ROBERT E. LABLANC Robert E. LaBlanc	Director, Chairman	March 18, 2009

/s/ RICHARD E. SAYERS Richard E. Sayers	Director, Vice Chairman	March 18, 2009

/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	March 18, 2009

/s/ OSKAR BRECHER Oskar Brecher	Director	March 18, 2009

/s/ ADAM M. BRODSKY Adam M. Brodsky	Director	March 18, 2009

/s/ ROY (TREY) D. FARMER III Roy (Trey) D. Farmer III	Director	March 18, 2009

/s/ MICHAEL S. LISS Michael S. Liss	Director	March 18, 2009

/s/ CHARLES J. MAHONEY Charles J. Mahoney	Director	March 18, 2009