Form 10-Q
period 2009-03-31
FIBERNET TELECOM GROUP INC\
filed 2009-05-15
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

(212) 405-6200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2009, the registrant had 7,667,368 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Interim Financial Statements (unaudited)

See attached.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 45.3% of our total revenues in the first three months of 2009. We can provide on-net transport services utilizing multiple transmission protocols, including North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

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

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 31.4% of our total revenues in the first three months of 2009. In providing these services to our customers, we manage all aspects of the service delivery, including network design, procurement, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically, our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we experienced on a quarterly basis in 2008 and in the first three months of 2009 is a result of an increase in the number of circuits that we have provisioned which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 22.7% of our total revenues in the first three months of 2009. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore typically enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The continued growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we constructed a new 11,000 square foot facility at 60 Hudson Street in New York City. We also converted 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an Internet-grade facility with enhanced power capacity to also expand our offering capabilities.

Our access management services business accounted for 0.6% of our total revenues in the first three months of 2009 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 73 employees as of March 31, 2009 compared to 72 as of March 31, 2008. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as Securities and Exchange Commission (“SEC”) filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

Depreciation and Amortization Expenses. Depreciation and amortization expense includes the depreciation of our network equipment and infrastructure, computer hardware and software, office equipment and furniture, and leasehold improvements, as well as the amortization of certain deferred charges. We commence the depreciation of network related fixed assets when they are placed into service and depreciate those assets over periods ranging from three to 20 years.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate the estimates that we have made on an on-going basis. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Revenues for the quarter ended March 31, 2009 were $15.6 million as compared to $13.6 million for the quarter ended March 31, 2008. We increased the number of our customers from 265 at March 31, 2008 to 296 as of March 31, 2009. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended March 31,
(amounts in thousands)	2009	2008	Change
On-net transport revenue	$7,075	$6,272	$803
Off-net transport revenue	4,911	4,059	852
Colocation revenue	3,542	3,057	485
Access revenue	90	168	(78)

Total Revenue	$15,618	$13,556	$2,062

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

For the quarter ended March 31, 2009 there was one customer that accounted for 10.3% of our revenues. For the quarter ended March 31, 2008, there was no individual customer that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $8.1 million for the quarter ended March 31, 2009, compared to $6.9 million for the quarter ended March 31, 2008. The majority of our cost of services is occupancy expenses, consisting of rent, license fees and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended March 31,		Change
(amounts in thousands)	2009	2008
Occupancy expenses	$4,313	$3,847	$466
Off-net connectivity charges	3,559	2,822	737
Maintenance and repair and other costs	240	220	20

Total Cost of Services	$8,112	$6,889	$1,223

Occupancy expenses represented 53.2% of cost of services or $4.3 million for the quarter ended March 31, 2009, an increase of $0.5 million as compared to 55.8% or $3.8 million for the quarter ended March 31, 2008. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage.

Off-net connectivity charges were 43.9% of cost of services or $3.6 million for the quarter ended March 31, 2009, compared to 41.0% of the cost of services or $2.8 million for the quarter ended March 31, 2008. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 3.0% or $0.2 million of cost of services for the quarter ended March 31, 2009, compared to 3.2% or $0.2 million for the three months ended March 31, 2008. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2009 were $4.7 million compared to $4.4 million for the quarter ended March 31, 2008. Personnel costs, represented 64.0%, or $3.0 million, of selling, general and administrative expenses for the quarter ended March 31, 2009 compared to 65.3%, or $2.9 million for the quarter ended March 31, 2008. Professional fees for the quarter ended March 31, 2009 and 2008 were $0.4 million and $0.3 million, respectively.

Stock related expenses for the quarter ended March 31, 2009 and 2008 were $0.4 million and $0.3 million, respectively. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and thereafter become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. All other selling, general and administrative expenses, which include insurance and operating expenses, were $0.9 million for each of the quarters ended March 31, 2009 and 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2009 were $2.7 million compared to $2.4 million for the quarter ended March 31, 2008.

Interest Income. Interest income for the quarter ended March 31, 2009 and 2008 was approximately $1,000 and $47,000 respectively. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the quarter ended March 31, 2009 was $0.3 million, compared to $0.4 million for the quarter ended March 31, 2008. Also included in interest expense is the amortization of deferred charges that amounted to $0.1 million and $49,000 for the quarter ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We generated an income from operations and incurred a net loss for the quarter ended March 31, 2009 of $0.1 million and $0.2 million, respectively, compared to a loss from operations and a net loss of $0.2 million and $0.6 million, respectively, for the quarter ended March 31, 2008. During the quarter ended March 31, 2009, cash provided by operating activities was $3.4 million, and cash purchases of property, plant and equipment were $0.7 million, compared to cash provided by operating activities of $1.2 million and $1.1 million of cash purchases of property, plant and equipment for the quarter ended March 31, 2008.

For the quarter ended March 31, 2009, we received $0.9 million in net cash for financing related activities. For the quarter ended March 31, 2008, we used $22,000 in net cash for financing activities. We believe we will be able to generate sufficient cash flow from operations in order to sustain our current and long-term operations. In 2009, we expect to invest approximately $4.0 million in general capital expenditures and $1.5 million in colocation expansion projects.

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

On November 8, 2007, we announced that our Board of Directors had authorized the repurchase of up to $5.0 million of our common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, we announced that our Board of Directors had authorized the increase of our stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time. As of March 31, 2009, 584,722 shares of our common stock had been purchased in the repurchase program at an average price of $8.24. As of March 31, 2009, the remaining maximum dollar value of shares that may yet be purchased under the program was $2.7 million.

As of March 31, 2009, we had $14.2 million of indebtedness outstanding under our Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving loan facility, $3.5 million of availability in a capital expenditure loan facility and $5.0 million of availability under the New Loan, which is solely to enable us to repurchase outstanding shares of our capital stock pursuant to our previously announced stock repurchase program subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the Credit Facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving loan facility and at LIBOR plus 350 basis points on the capital expenditure loan facility. We were in full compliance with all of the covenants contained in the Credit Facility as of March 31, 2009. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the Credit Facility, which is on file with the SEC. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the Credit Facility for immediate payment. On January 16, 2009 we made a draw of $1.5 million under our capital expenditure loan facility to increase the capacity of our 165 Halsey Street colocation facility.

We spent $0.7 million in capital expenditures during the quarter ended March 31, 2009, of which $0.6 million was primarily for the implementation of customer orders and general network improvements, including the purchase of network equipment to increase capacity and to interconnect with customers. We also spent $0.1 million related to our national network expansion projects. Our capital expenditures totaled $1.1 million for the quarter ended March 31, 2008. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the quarter ended March 31, 2009 and March 31, 2008, there were no shares of restricted stock returned to us.

As of May 15, 2009, we had approximately 7.7 million shares of common stock outstanding, or approximately 8.1 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, and we may also consider potential strategic alternatives, such as acquisitions or the sale of all or a portion of our business, although there can be no assurance that we would be able to successfully consummate any such financing or other transaction on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed on March 18 , 2009. We do not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor do we anticipate entering into any.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141 (R), “Business Combinations”. FASB 141 (R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, a combination between entities or businesses under common control, or a combination between not-for-profit organizations or the acquisition or a for-profit business by a not-for-profit organization. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement did not have a material effect on our financial condition, results of operations, cash flows or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The adoption of this issue did not have a material effect on our financial condition, results of operations, cash flows or disclosures.

In November 2008, the EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall only be applied prospectively. The adoption of this issue did not have a material effect on our financial condition, results of operations, cash flows or disclosures.

In November 2008, the EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for defensive intangible assets subsequent to initial measurement. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. The adoption of this issue did not have a material effect on our financial condition, results of operations, cash flows or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures

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

There were no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no recent sales of unregistered securities during the period covered by this report, which have not been previously disclosed in our public filings.

Issuer Purchases of Equity Securities

Period*	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	17,512	$9.83	17,512	$3,059,419
February 1, 2009 to February 28, 2009	18,508	$9.56	18,508	$2,881,991
March 1, 2009 to March 31, 2009	21,577	$9.93	21,577	$2,666,980

*	On November 6, 2007, we publicly announced the authorization to repurchase up to $5.0 million of our common stock. On May 15, 2008, we publicly announced the authorization to increase the repurchase up to $7.5 million of our common stock. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 15, 2009

FIBERNET TELECOM GROUP, INC

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,115	$5,992
Accounts receivable, net of allowance of $861	4,107	4,841
Prepaid expenses	557	587

Total current assets	13,779	11,420
Property, plant and equipment, net	51,692	52,579
Other Assets:
Deferred charges, net of accumulated amortization of $413 and $362	614	665
Goodwill	1,613	1,613
Other assets	952	900

TOTAL ASSETS	$68,650	$67,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,464	$3,064
Accrued expenses	5,108	5,572
Notes payable, current portion	1,889	1,750
Deferred revenues, current portion	1,173	1,200

Total current liabilities	12,634	11,586
Long-Term Liabilities:
Notes payable	12,320	11,550
Deferred revenue, long-term	3,515	3,578
Other long-term liabilities	2,867	2,783

Total Long-Term Liabilities	18,702	17,911

Total Liabilities	31,336	29,497

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,678,579 and 7,422,918 shares issued and outstanding	8	7
Additional paid-in-capital	445,056	445,238
Deferred rent (warrants)	(1,169)	(1,213)
Accumulated deficit	(406,581)	(406,352)

Total stockholders’ equity	37,314	37,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,650	$67,177

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months ended March 31,
	2009	2008
Revenues	$15,618	$13,556
Operating expenses:
Cost of services (exclusive of items shown separately below)	8,112	6,889
Selling, general and administrative expense	4,733	4,410
Depreciation and amortization	2,653	2,439

Total operating expenses	15,498	13,738

Income (Loss) from operations	120	(182)
Interest income	1	47
Interest expense	(288)	(417)

Net loss before provision for income taxes	$(167)	$(552)
Provision for income taxes	(62)	(62)

Net loss	$(229)	$(614)

Net loss per share—basic and diluted	$(0.03)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,510	7,578

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(229)	$(614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,653	2,439
Stock related expense	386	347
Deferred rent expense	43	43
Other non-cash items	52	49
Change in assets and liabilities:
Decrease (Increase) in accounts receivables	734	(232)
Decrease in prepaid expenses	29	59
(Increase) decrease in other assets	(82)	1
Increase in accounts payable	318	51
Decrease in accrued expenses and other long-term liabilities	(380)	(733)
Decrease in deferred revenues	(91)	(220)

Cash provided by operating activities	3,433	1,190
Cash flows from investing activities:
Common stock repurchases	(565)	(1,529)
Capital expenditures	(654)	(1,130)

Cash used in investing activities	(1,219)	(2,659)
Cash flows from financing activities:
Proceeds from debt financings	1,500	—
Repayment of debt financings	(591)	—
Payment of financing costs of debt financings	—	(22)

Cash provided by (used in) financing activities	909	(22)

Net increase (decrease) in cash and cash equivalents	3,123	(1,491)
Cash and cash equivalents at beginning of period	5,992	8,220

Cash and cash equivalents at end of period	$9,115	$6,729

Supplemental disclosures of cash flow information:
Interest paid	$249	$662
Income taxes paid	$166	$154
Acquisition of property, plant, and equipment not paid	$1,081	$1,302

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, as identified in Note 1 above. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated interim financial statements.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 18, 2009.

All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the quarter ended March 31, 2009 and March 31 2008, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of March 31, 2009, two customers accounted for 34.8% of the Company’s total accounts receivable. As of December 31, 2008, one customer accounted for 24.5% of the Company’s total accounts receivable.

For the three months ended March 31, 2009, one customer accounted for 10.3% of the Company’s total revenue. For the three months ended March 31, 2008, there was no individual customer that accounted for more than 10.0% of the Company’s total revenue.

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

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of March 31, 2009, the Company had approximately 1.6 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At March 31, 2009, the Company has no unrecognized tax benefits. As of March 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2008 remain open to examination by all taxing jurisdictions to which the Company is subject.

Reclassifications

Certain balances have been reclassified in the condensed consolidated interim financial statements to conform to current quarter presentation. Specifically, income taxes previously included in selling, general and administrative expenses were reclassified to the provision for income taxes.

Segment Reporting

The Company is a single segment operating company providing telecommunications services. Revenues were generated by providing transport, colocation and communications access management services to customers. All revenues are generated in the United States of America.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141 (R), “Business Combinations”. FASB 141 (R) was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to a transaction or other event that meets the definition of a business combination. It does not apply to the formation of a joint venture, the acquisition of an asset or a group of assets that do not constitute a business, a combination between entities or businesses under common control, or a combination between not-for-profit organizations or the acquisition or a for-profit business by a not-for-profit organization. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial condition, results of operations, cash flows or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The adoption of this issue did not have a material effect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment consideration involving equity method investments. This Issue applies to all investments accounted for under the equity method and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall only be applied prospectively. The adoption of this issue did not have a material effect on the Company’s financial condition, results of operations, cash flows or disclosures.

In November 2008, the EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for defensive intangible assets subsequent to initial measurement. This Issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. The adoption of this issue did not have a material effect on the Company’s financial condition, results of operations, cash flows or disclosures.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	136,367	$119.49
Granted	—	—
Exercised	—	—
Forfeited	(832)	562.50

Outstanding at March 31, 2009	135,535	$116.77	5.6	$666,994

Exercisable at March 31, 2009	110,535	$142.70	5.2	$444,744

A summary of stock option activity within the Company’s stock-based compensation plans for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	140,063	$145.66
Granted	—	—
Exercised	—	—
Forfeited	(585)	$630.98

Outstanding at March 31, 2008	139,478	$143.63	6.4	$380,258

Exercisable at March 31, 2008	89,478	$222.71	5.3	$126,758

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	25,000	$2.11
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	25,000	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	50,000	$2.11
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2008	50,000	$2.11

As of March 31, 2009, there was approximately $18,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.3 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. During the three months ended March 31, 2009, the Company issued 62,040 shares of restricted stock that will become unrestricted four years after the grant date. The Company did not grant any restricted stock award during each of the first three months ended March 31, 2008.

As of March 31, 2009, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.4 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

During the three months ended March 31, 2009 and the three months ended March 31 2008, no shares of restricted stock were returned. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted during and after 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the equity incentive plan. As of March 31, 2009 and December 31, 2008 the outstanding shares of restricted stock totaled 1,441,648 and 1,387,478 respectively.

For the three months ended March 31, 2009 and 2008, total stock-based compensation was $0.4 million and $0.3 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Computer software	$1,016	$993
Computer equipment	1,010	985
Leasehold improvements	31	31
Office equipment and furniture	695	417
Network equipment and infrastructure	120,166	118,755

Subtotal	122,918	121,181
Accumulated depreciation	(71,226)	(68,602)

Total property, plant and equipment, net	$51,692	$52,579

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off a credit facility with Deutsche Bank A.G. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowings on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of March 31, 2009, the outstanding balance under the Credit Facility was $14.2 million. In addition, as of March 31, 2009, the Company had $5.4 million of outstanding letters of credit and $0.6 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of March 31, 2009, the interest rate on its outstanding borrowings under the facility was at 5.27%. There were no events of default under its credit agreement.

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

6. EQUITY TRANSACTIONS

On November 8, 2007, the Company announced that its Board of Directors has authorized the repurchase of up to $5.0 million of the Company’s common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, the Company announced that its Board of Directors had authorized the increase of the Company’s stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program will be cancelled. The repurchase program is scheduled to terminate on June 30, 2009, and may be modified or discontinued at any time. As of March 31, 2009, the Company had repurchased 584,722 shares of common stock under the program for an average price of $8.24 per share, and has approximately $2.7 million available for future repurchase. For the three months ended March 31, 2008, the Company had repurchased 189,978 shares of common stock for an average price of $8.02 per share. For the three months ended March 31, 2009, the Company had repurchased 57,597 shares of common stock for an average price of $9.78 per share.