Form 10-Q
period 2009-06-30
FIBERNET TELECOM GROUP INC\
filed 2009-08-13
CIK 1001868

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

As of August 12, 2009, the registrant had 7,858,715 shares of common stock outstanding.

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

Overview

We own and operate integrated colocation facilities and diverse transport routes in the gateway markets of New York/New Jersey, Los Angeles, Chicago, Miami and San Francisco, designed to provide comprehensive broadband interconnectivity enabling the exchange of traffic over multiple networks. Our customized connectivity infrastructure provides an advanced, high bandwidth, fiber-optic solution to support the demand for network capacity and to facilitate the interconnection of multiple carriers’ and customers’ networks.

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

Our on-net transport services primarily provide network core connectivity to our customers, enabling them to exchange traffic between their own points of presence or from one of their points of presence to that of another carrier or service provider. These services accounted for 45.2% of our total revenues in the first six months of 2009. We can provide on-net transport services utilizing multiple transmission protocols, including North American standards, international standards and new technologies, such as Ethernet, IP and VoIP. Our ability to provide service using varying standards, as well as to interconnect traffic between standards, is an important factor in the growth of our on-net transport business.

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

Our off-net transport services constitute network connectivity that we provide to our customers, utilizing circuits that we purchase from other wholesale telecommunications carriers. These services produced 31.2% of our total revenues in the first six months of 2009. In providing these services to our customers, we manage all aspects of the service delivery, including network design, procurement, installation, monitoring and troubleshooting. Our ability to bundle these services with our other offerings allows our customers to utilize a single vendor for their network requirements. We offer these services in markets that we currently serve with our own infrastructure, in other metropolitan markets that we do not serve with our own networks, and on a long-haul basis to connect metropolitan areas, significantly increasing our addressable market beyond the metropolitan markets in which we own network infrastructure and facilities.

Historically, our transport services have been negatively impacted by customers disconnecting higher-bandwidth circuits and replacing them with lower-bandwidth circuits to more efficiently manage the access costs of their networks. The new transport services that we are providing typically are also for lower-bandwidth circuits, as our customers expand their network connections on a more prudent basis. The growth in transport revenues that we experienced on a quarterly basis in 2008 and in the first six months of 2009 is a result of an increase in the number of circuits that we have provisioned which more than offset disconnections and price declines. In the future, we anticipate generating significantly more of our revenues from transport services than from the other services we provide.

Our colocation services produced 23.0% of our total revenues in the first six months of 2009. Colocation revenues are generally stable in nature, as customers tend to maintain a more consistent need for a location to house their networking equipment and therefore typically enter into three to five years contracts for colocation services. Upon purchasing colocation space from us, customers secure their network equipment in our highly conditioned facilities and establish connectivity to exchange traffic with other networks. Our facilities maintain rigorous standards for power, cooling, security, reliability and other environmental controls. It is the physical constraints of available colocation space in our facilities and our competitors’ facilities that have created a favorable market environment for colocation services. The continued growth prospects of our colocation services are a function of the space that we have available to sell to our customers. Many of our existing colocation facilities are approaching stabilized occupancy rates. As a result, we constructed a new 11,000 square foot facility at 60 Hudson Street in New York City. We also converted 8,000 square feet of currently unoccupied colocation space at our location at 165 Halsey Street in Newark, New Jersey into an Internet-grade facility with enhanced power capacity to also expand our offering capabilities.

Our access management services business accounted for 0.6% of our total revenues in the first six months of 2009 and has been steadily declining. We expect that trend to continue. The revenues that we are generating from this type of service are from long-term contracts entered into in prior years. We do not expect to sign any new contracts for access management in the near future. The remaining terms of our existing access management service contracts range from a month-to-month basis to expiration in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all of our personnel costs, stock related costs, occupancy costs for our corporate offices, insurance costs, professional fees, sales and marketing expenses and other miscellaneous expenses. Personnel costs, including wages, benefits and sales commissions, are our largest component of selling, general and administrative expenses. Stock related expenses relate to the granting of stock options and restricted stock to our employees. We make equity grants to our employees in order to attract, retain and incentivize qualified personnel. These costs are non-cash charges that are amortized over the vesting term of each employee’s equity agreement, based on the fair value on the date of the grant. We do not allocate any personnel cost relating to network operations or sales activities to our cost of services. We had 72 employees as of June 30, 2009 compared to 73 as of June 30, 2008. Prospectively, we believe that our personnel costs will increase moderately. Professional fees, including legal and accounting expenses and consulting fees, represent the second largest component of our selling, general and administrative expenses. These legal and accounting fees are primarily attributed to our required activities as a publicly traded company, such as Securities and Exchange Commission (“SEC”) filings and financial statement audits, and could increase prospectively due to the enhanced regulations regarding corporate governance and compliance matters. Other costs included in selling, general and administrative expenses, such as insurance costs, occupancy costs related to our office space, and marketing costs, may increase due to changes in the economic environment and telecommunications industry.

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

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. Revenues for the six months ended June 30, 2009 were $31.4 million as compared to $28.0 million for the six months ended June 30, 2008. We increased the number of our customers from 284 at June 30, 2008 to 290 as of June 30, 2009. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the six months ended June 30,
(amounts in thousands)	2009	2008	Change
On-net transport revenue	$14,212	$12,739	$1,473
Off-net transport revenue	9,818	8,658	1,160
Colocation revenue	7,228	6,238	990
Access revenue	185	325	(140)

Total Revenue	$31,443	$27,960	$3,483

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

For the six months ended June 30, 2009 there was one customer that accounted for 10.3% of our revenues. For the six months ended June 30, 2008, there was no individual customer that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $16.3 million for the six months ended June 30, 2009, compared to $14.3 million for the six months ended June 30, 2008. The majority of our cost of services is occupancy expenses, consisting of rent, license fees and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the six months ended June 30,		Change
(amounts in thousands)	2009	2008
Occupancy expenses	$8,774	$7,803	$971
Off-net connectivity charges	7,015	6,027	988
Maintenance and repair and other costs	473	453	20

Total Cost of Services	$16,262	$14,283	$1,979

Occupancy expenses represented 54.0% of cost of services or $8.8 million for the six months ended June 30, 2009, an increase of $1.0 million as compared to 54.6% or $7.8 million for the six months ended June 30, 2008. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage.

Off-net connectivity charges were 43.1% of cost of services or $7.0 million for the six months ended June 30, 2009, compared to 42.2% of the cost of services or $6.0 million for the six months ended June 30, 2008. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.9% or $0.5 million of cost of services for the six months ended June 30, 2009, compared to 3.2% or $0.5 million for the six months ended June 30, 2008. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 were $9.5 million compared to $9.1 million for the six months ended June 30, 2008. Personnel costs, represented 64.1%, or $6.1 million, of selling, general and administrative expenses for the six months ended June 30, 2009 compared to 63.2%, or $5.8 million, for the six months ended June 30, 2008. Professional fees for each of the six months ended June 30, 2009 and 2008 were $0.8 million.

Stock related expenses for the six months ended June 30, 2009 and 2008 were $0.8 million and $0.9 million, respectively. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and thereafter become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. During the first six months of 2008, 40,000 shares of restricted stock, which were originally granted on July 30, 2003, were granted early vesting by the Compensation Committee of the Board of Directors. As a result, we recorded a one-time charge of $0.2 million related to the amortization of such stock for the balance of the original restriction (i.e. 10 years). All other selling, general and administrative expenses, which include insurance and operating expenses, were $1.8 and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2009 were $5.3 million compared to $5.0 million for the six months ended June 30, 2008.

Interest Income. Interest income for the six months ended June 30, 2009 and 2008 was approximately $1,000 and $70,000, respectively. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the six months ended June 30, 2009 was $0.6 million, compared to $0.8 million for the six months ended June 30, 2008. Also included in interest expense is the amortization of deferred charges that amounted to $.01 million for each of the six months ended June 30, 2009 and 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues. Revenues for the quarter ended June 30, 2009 were $15.8 million as compared to $14.4 million for the quarter ended June 30, 2008. We increased the number of our customers from 284 at June 30, 2008 to 290 as of June 30, 2009. We believe that there are greater opportunities to serve domestic subsidiaries of foreign telecommunications companies in our gateway markets, as domestic carriers consolidate and rationalize. Revenues were generated by providing transport, colocation and communications access management services to our customers and are quantified as follows:

	For the three months ended June 30,
(amounts in thousands)	2009	2008	Change
On-net transport revenue	$7,136	$6,467	$669
Off-net transport revenue	4,907	4,600	307
Colocation revenue	3,687	3,181	506
Access revenue	95	157	(62)

Total Revenue	$15,825	$14,405	$1,420

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

For the quarter ended June 30, 2009 there was one customer that accounted for 10.3% of our revenues. For the quarter ended June 30, 2008, there was no individual customer that accounted for over 10.0% of our revenues.

Cost of Services. Cost of services, associated with the operation of our networks and facilities, were $8.2 million for the quarter ended June 30, 2009, compared to $7.4 million for the quarter ended June 30, 2008. The majority of our cost of services is occupancy expenses, consisting of rent, license fees and utility costs, for our carrier hotel facilities and commercial office buildings. Other cost of services includes off-net connectivity charges and maintenance and repair costs.

	For the three months ended June 30,		Change
(amounts in thousands)	2009	2008
Occupancy expenses	$4,462	$3,956	$506
Off-net connectivity charges	3,456	3,205	251
Maintenance and repair and other costs	232	233	(1)

Total Cost of Services	$8,150	$7,394	$756

Occupancy expenses represented 54.7% of cost of services or $4.5 million for the quarter ended June 30, 2009, an increase of $0.5 million as compared to 53.5% or $4.0 million for the quarter ended June 30, 2008. This increase was due to increases in colocation and cross-connection charges associated with new order installations in existing facilities and an increase in utility usage.

Off-net connectivity charges were 42.4% of cost of services or $3.5 million for the quarter ended June 30, 2009, compared to 43.3% of the cost of services or $3.2 million for the quarter ended June 30, 2008. We expect these connectivity charges to increase commensurately with our increase in revenues from off-net transport.

Maintenance and repair and other costs were 2.9% or $0.2 million of cost of services for the quarter ended June 30, 2009, compared to 3.1% or $0.2 million for the three months ended June 30, 2008. These costs will continue to represent a relatively small and fixed component of cost of services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.7 million for each of the quarters ended June 30, 2009 and 2008. Personnel costs, represented 64.2%, or $3.0 million, of selling, general and administrative expenses for the quarter ended June 30, 2009 compared to 61.2%, or $2.9 million for the quarter ended June 30, 2008. Professional fees were $0.4 million for each of the quarters ended June 30, 2009 and 2008.

Stock related expenses for the quarter ended June 30, 2009 and 2008 were $0.4 million and $0.6 million, respectively. This non-cash expense related to the amortization of restricted stock and stock options granted to our employees. The restricted shares that were granted prior to 2006 become unrestricted on the tenth anniversary of the grant date, while the restricted shares granted during 2006 and thereafter become unrestricted on the fourth anniversary of the grant date, and the related expenses are amortized on a straight-line basis over their respective restricted period. During the second quarter of 2008, 40,000 shares of restricted stock, which were originally granted on July 30, 2003, were granted early vesting by the Compensation Committee of the Board of Directors. As a result, we recorded a one-time charge of $0.2 million related to the amortization of such stock for the balance of the original restriction (i.e. 10 years). All other selling, general and administrative expenses, which include insurance and operating expenses, were $0.9 and $0.8 million for the quarters ended June 30, 2009 and 2008, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2009 were $2.7 million compared to $2.5 million for the quarter ended June 30, 2008.

Interest Income. Interest income for the quarter ended June 30, 2008 was approximately $23,000. Interest income is generated on our cash balances, which are at variable rates of interest and are invested in short-term, highly liquid investments.

Interest Expense. Interest expense for the quarter ended June 30, 2009 was $0.3 million, compared to $0.4 million for the quarter ended June 30, 2008. Also included in interest expense is the amortization of deferred charges of $0.01 million for each of the quarters ended June 30, 2009 and 2008.

Liquidity and Capital Resources

To date, we have financed our operations through revenues collected from our customers, the issuance of equity securities in private transactions and by arranging credit facilities. We generated an income from operations and incurred a net loss for the six months ended June 30, 2009 of $0.4 million and $0.3 million, respectively, compared to a loss from operations and a net loss of $0.4 million and $1.3 million, respectively, for the six months ended June 30, 2008. During the six months ended June 30, 2009, cash provided by operating activities was $5.9 million, and cash purchases of property, plant and equipment were $2.9 million, compared to cash provided by operating activities of $4.8 million and $4.3 million of cash purchases of property, plant and equipment for the six months ended June 30, 2008.

For the six months ended June 30, 2009, we received $0.6 million in net cash for financing related activities. For the six months ended June 30, 2008, we used approximately $22,000 in net cash for financing activities. We believe we will be able to generate sufficient cash flow from operations in order to sustain our current and long-term operations. In 2009, we expect to invest approximately $4.0 million in general capital expenditures and $1.5 million in colocation expansion projects.

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

On November 8, 2007, we announced that our Board of Directors had authorized the repurchase of up to $5.0 million of our common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, we announced that our Board of Directors had authorized the increase of our stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program were cancelled. The repurchase program was suspended on April 15, 2009. As of June 30, 2009, 595,933 shares of our common stock had been purchased in the repurchase program at an average price of $8.29.

As of June 30, 2009, we had $13.9 million of indebtedness outstanding under our Credit Facility and $5.4 million of outstanding letters of credit. In addition, we had $0.6 million of availability on a revolving loan facility, $3.5 million of availability in a capital expenditure loan facility and $5.0 million of availability under the New Loan, which is solely to enable us to repurchase outstanding shares of our capital stock pursuant to our previously announced stock repurchase program subject to compliance with the terms of the credit agreement. The interest rate on our outstanding borrowings under the Credit Facility are variable at LIBOR plus 350 basis points on the term loan, at LIBOR plus 300 basis points on the revolving loan facility and at LIBOR plus 350 basis points on the capital expenditure loan facility. We were in full compliance with all of the covenants contained in the Credit Facility as of June 30, 2009. Our financial covenants include minimum consolidated EBITDA (as defined in the credit agreement underlying the Credit Facility), maximum capital expenditures, minimum fixed charge coverage ratio, maximum leverage ratio and minimum consolidated interest coverage ratio. The compliance levels and calculation of such levels with respect to those covenants are as defined in the Credit Facility, which is on file with the SEC. Non-compliance with any of the covenants, requirements, or other terms and conditions under the credit agreement constitutes an event of default and potentially accelerates the outstanding balance of the Credit Facility for immediate payment. On January 16, 2009, we made a draw of $1.5 million under our capital expenditure loan facility to fund the expansion of our 165 Halsey Street colocation facility.

We spent $2.9 million in capital expenditures during the six months ended June 30, 2009, of which $1.6 million was primarily for the implementation of customer orders and general network improvements, including the purchase of network equipment to increase capacity and to interconnect with customers. We also spent $0.1 million related to our national network expansion projects and $1.2 million in colocation expansion projects. Our capital expenditures totaled $4.3 million for the six months ended June 30, 2008. We may expend additional capital for the selected expansion of our network infrastructure, depending upon market conditions, customer demand and our liquidity and capital resources.

During the six months ended June 30, 2009, 62,040 shares of restricted stock were granted. During the six months ended June 30, 2008, 17,500 shares of restricted stock were granted. During the six months ended June 30, 2008, 460 shares of restricted stock were returned to us as a result of employee termination.

As of August 12, 2009, we had approximately 7.9 million shares of common stock outstanding or approximately 8.0 million shares of common stock outstanding on a fully diluted basis, assuming the exercise of all outstanding options and warrants.

From time to time, we may consider private or public sales of additional equity or debt securities and other financings, depending upon market conditions, in order to provide additional working capital or finance the continued operations of our business, and we may also consider potential strategic alternatives, such as acquisitions or the sale of all or a portion of our business, although there can be no assurance that we would be able to successfully consummate any such financing or other transaction on acceptable terms, if at all. For additional disclosure and risks regarding future financings and funding our ongoing operations, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 18, 2009. We do not have any off-balance sheet financing arrangements, except for outstanding letters of credit, nor do we anticipate entering into any.

Recent Developments

On May 28, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Zayo Group, LLC (“Parent”) and Zayo Merger Sub, Inc., a wholly owned subsidiary of Parent (“Purchaser”), pursuant to which, and subject to the terms and conditions set forth therein, at the Effective Time (as defined in the Merger Agreement), Purchaser will merge with and into us (the “Merger”) and we will continue as the surviving corporation and a wholly owned subsidiary of Parent. Our Board of Directors have unanimously determined that the Merger Agreement and the transactions provided for therein (including the Merger) are advisable, fair to, and in the best interests of us and our stockholders, and has unanimously approved the Merger Agreement and recommended the adoption of the Merger Agreement by our stockholders.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the Effective Time, each of our shares of common stock issued and outstanding immediately prior to the Effective Time (other than (i) shares owned by Parent, Purchaser or us or any of the respective direct or indirect wholly owned subsidiaries or (ii) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive $11.45 in cash (subject to potential downward adjustment under the Merger Agreement). In addition, in the event that Parent’s aggregate payment under the Merger Agreement is increased by more than $10,000 as a result of our breach of our representations and warranties with respect to the our capitalization, the payments to be paid under Article III of the Merger Agreement shall be ratably and equitably reduced so that Parent’s aggregate payment is reduced by the excess amount above $10,000.

The completion of the Merger is subject to various conditions, including (i) approval of the Merger by the holders of a majority of the outstanding shares of our common stock, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no law or order enjoining or prohibiting the consummation of the Merger, (iv) receipt of certain regulatory consents, (v) Indebtedness (as defined in the Merger Agreement) of the Company not exceeding $13,500,000 at closing, (vi) absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (vii) customary closing conditions, but is not subject to any financing condition.

The Merger Agreement also included a provision pursuant to which we could initiate, solicit and encourage competing bids from the date of the Merger Agreement through June 17, 2009 (the “Solicitation Period”), and could negotiate beyond the Solicitation Period with certain “excluded parties” that submitted a takeover proposal during the Solicitation Period and with whom we were engaged in discussions as of the expiration of the Solicitation Period, subject to certain terms set forth in the Merger Agreement. Except with respect to excluded parties, after June 17, 2009, we are subject to a “no-shop” restriction on our ability to solicit third-party proposals and to provide information and engage in discussions with third parties regarding alternative acquisition proposals. During this time, however, we could respond to certain unsolicited offers in accordance with the terms and conditions of the Merger Agreement to permit our Board of Directors to comply with its fiduciary duties.

On June 16, 2009, we received a proposal from RCN Corporation (“RCN”) to acquire all of our outstanding shares of common stock for $12.50 per share in cash. The proposal was non-binding and subject to the completion of due diligence by RCN. Our board of directors determined the proposal qualified RCN as an “excluded party” under the terms of the pending Merger Agreement with Zayo Group, LLC.

On July 9, 2009, we announced that RCN Corporation withdrew its proposal to acquire us for $12.50 per share of our common stock. Consequently, pursuant to the Merger Agreement, RCN Corporation is no longer an “excluded party” under the terms of the Merger Agreement. Accordingly, we will continue to proceed with the sale to Zayo Group for $11.45 per share in cash under the Merger Agreement.

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued Staff Position No. (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement is based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” We adopted FSP 141R-1 as of January 1, 2009 in connection with the adoption of SFAS 141R.

In April 2009, the FASB issued three FSPs in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this Standard did not have a material impact on our consolidated position and results of operations.

•

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 are intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2 and FSP 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of this Standard did not have a material impact on our consolidated financial position and results of operations.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 relate to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The implementation of this Standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. We believe that the implementation of SFAS 168 will not have a material impact on our consolidated financial position and results of operations.

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

On May 28, 2009, we, Zayo Group, LLC, a Delaware limited liability company (“Zayo Group”) and Zayo Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Zayo Group (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub will merge with and into us (the “Merger”), with us continuing after the Merger as the surviving corporation. As a result of the Merger, we will become a wholly owned subsidiary of Zayo Group. On June 19, 2009, a putative class action complaint captioned Masucci v. FiberNet Telecom Group, Inc., et al., was filed in the Court of Chancery of the State of Delaware against us, our directors, Zayo Group and Merger Sub (the “Delaware Litigation”). On July 10, 2009, a putative class action complaint captioned Chen v. DeLuca, et al., was filed in the Supreme Court of New York naming the same defendants. Each of these actions was brought by a purported stockholder of us on behalf of a putative class of our stockholders and each action seeks, among other things, to enjoin the consummation of the Merger and an award of monetary damages and costs. The plaintiffs in these actions allege that our directors breached their respective fiduciary duties by, among other things, failing to conduct an adequate sale process and failing to disclose material facts regarding the Merger. The plaintiffs in these actions also contend that we, Zayo Group and Merger Sub aided and abetted the alleged breaches of fiduciary duties by our directors.

On July 23, 2009, all parties to the Delaware Litigation executed a Memorandum of Understanding (“MOU”), pursuant to which, inter alia, we would make additional public disclosures (which were incorporated into the Revised Preliminary Proxy Statement filed with the Securities and Exchange Commission on July 24, 2009), and all claims in the Delaware Litigation would be dismissed in accordance with the terms of the MOU. The settlement of the Delaware Litigation is subject to approval of the Delaware Court of Chancery and is conditional on consummation of the Merger. We intend to defend the remaining action vigorously but can provide no assurance as to the manner or timing of the resolution of the action.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no recent sales of unregistered securities during the period covered by this report, which have not been previously disclosed in our public filings.

Issuer Purchases of Equity Securities

Period*	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	11,211	$11.04	11,211	$2,542,889

*	On November 6, 2007, we publicly announced the authorization to repurchase up to $5.0 million of our common stock. On May 15, 2008, we publicly announced the authorization to increase the repurchase up to $7.5 million of our common stock. The repurchase program was suspended on April 15, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 9, 2009, our stockholders elected the following nine members to the Board of Directors:

1.	Mr. Bradley, 5,053,278 shares were voted in favor, 119,530 shares were withheld;

2.	Mr. Brecher, 4,573,326 shares were voted in favor, 599,482 shares were withheld;

3.	Mr. Brodsky, 5,079,774 shares were voted in favor, 93,034 shares were withheld;

4.	Mr. DeLuca, 5,088,228 shares were voted in favor, 84,580 shares were withheld;

5.	Mr. Farmer, 5,079,833 shares were voted in favor, 92,975 shares were withheld;

6.	Mr. La Blanc, 4,505,680 shares were voted in favor, 667,128 shares were withheld;

7.	Mr. Liss, 3,936,600 shares were voted in favor, 1,236,208 shares were withheld;

8.	Mr. Mahoney, 4,633,355 shares were voted in favor, 539,453 shares were withheld; and

9.	Mr. Sayers 4,951,995 shares were voted in favor, 220,813 shares were withheld.

In addition, the following matters were voted on and approved by the stockholders:

•

To approve a proposed amendment to our 2003 Equity Incentive Plan to increase the number of shares available for issuance thereunder in an amount of 250,000, 1,613,518 shares were voted in favor of the proposal, 619,951 shares were voted against, and 432 abstained.

•

To ratify the appointment of Friedman LLP, as our independent public accountants for the fiscal year ending December 31, 2009, 5,103,641 shares were voted in favor of the proposal, 68,381 shares were voted against, and 787 abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith as part of this Form 10-Q:

Exhibit 2.1 Agreement and Plan of Merger, dated as of May 28, 2009, by and among FiberNet Telecom Group, Inc., Zayo Group, LLC and Zayo Merger Sub, Inc. (1)

Exhibit 10.1 Amendment of Lease dated as of the 26th day of May, 2009 by and between 60 Hudson Owner LLC and FiberNet Equal Access, LLC

Exhibit 10.2 Letter Agreement dated May 26, 2009 between FiberNet Telecom Group, Inc and Burnham Hill Partners LLC

Exhibit 10.3 Amended 2003 Equity Incentive Plan

Exhibit 99.1 Letter from RCN Corporation to FiberNet Telecom Group, Inc., dated June 16, 2009 (2)

Exhibit 99.2 Verified Class Action Complaint captioned Masucci v. FiberNet Telecom Group, Inc., et al., filed with the Court of Chancery of the State of Delaware on June 19, 2009. (3)

Exhibit 99.3 Press release of FiberNet Telecom Group, Inc., issued July 9, 2009 (4)

Exhibit 31.1 – Section 302 Certification of Principal Executive Officer

Exhibit 31.2 – Section 302 Certification of Principal Financial Officer

Exhibit 32 – Section 906 Certification

(1)	Incorporated by reference from Exhibit 2.1 of Form 8-K, filed on May 26, 2009
(2)	Incorporated by reference from Exhibit 99. 1 of Form 8-K, filed on June 16, 2009
(3)	Incorporated by reference from Exhibit 99.1 of Form 8-K, filed on June 19, 2009
(4)	Incorporated by reference from Exhibit 99.1 of Form 8-K filed on July 9, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009

FIBERNET TELECOM GROUP, INC

By:	/s/ Charles S. Wiesenhart Jr.
Name:	Charles S. Wiesenhart Jr.
Title	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

*	The Chief Financial Officer is signing this quarterly report on Form 10-Q as both the principal financial officer and authorized officer.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,960	$5,992
Accounts receivable, net of allowance of $861	4,144	4,841
Prepaid expenses	737	587

Total current assets	13,841	11,420
Property, plant and equipment, net	50,361	52,579
Other Assets:
Deferred charges, net of accumulated amortization of $464 and $362	564	665
Goodwill	1,613	1,613
Other assets	1,009	900

TOTAL ASSETS	$67,388	$67,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,765	$3,064
Accrued expenses	4,655	5,572
Notes payable, current portion	2,061	1,750
Deferred revenues, current portion	1,198	1,200

Total current liabilities	11,679	11,586
Long-Term Liabilities:
Notes payable	11,805	11,550
Deferred revenue, long-term	3,370	3,578
Other long-term liabilities	2,946	2,783

Total Long-Term Liabilities	18,121	17,911

Total Liabilities	29,800	29,497

Stockholders’ Equity:
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 7,667,368 and 7,422,918 shares issued and outstanding	8	7
Additional paid-in-capital	445,329	445,238
Deferred rent (warrants)	(1,126)	(1,213)
Accumulated deficit	(406,623)	(406,352)

Total stockholders’ equity	37,588	37,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,388	$67,177

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Six months ended June 30,
	2009	2008
Revenues	$31,443	$27,960
Operating expenses:
Cost of services (exclusive of items shown separately below)	16,262	14,283
Selling, general and administrative expense	9,451	9,115
Depreciation and amortization	5,322	4,988

Total operating expenses	31,035	28,386

Income (Loss) from operations	408	(426)
Interest income	1	69
Interest expense	(556)	(801)

Net loss before provision for income taxes	$(147)	$(1,158)
Provision for income taxes	(124)	(123)

Net loss	$(271)	$(1,281)

Net loss per share—basic and diluted	$(0.04)	$(0.17)
Weighted average shares outstanding—basic and diluted	7,589	7,540

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except for per share amounts)

	Three months ended June 30,
	2009	2008
Revenues	$15,825	$14,405
Operating expenses:
Cost of services (exclusive of items shown separately below)	8,150	7,394
Selling, general and administrative expense	4,718	4,705
Depreciation and amortization	2,669	2,549

Total operating expenses	15,537	14,648

Income (Loss) from operations	288	(243)
Interest income	—	23
Interest expense	(268)	(385)

Net income (loss) before provision for income taxes	$20	$(605)
Provision for income taxes	(62)	(62)

Net loss	$(42)	$(667)

Net loss per share—basic and diluted	$(0.01)	$(0.09)
Weighted average shares outstanding—basic and diluted	7,676	7,501

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(271)	$(1,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,322	4,988
Stock related expense	780	928
Deferred rent expense	87	87
Other non-cash items	(119)	99
Change in assets and liabilities:
Decrease (Increase) in accounts receivables	697	(522)
Increase in prepaid expenses	(150)	(81)
Increase in other assets	(138)	(130)
Increase in accounts payable	701	382
(Decrease) Increase in accrued expenses and other long-term liabilities	(754)	170
(Decrease) Increase in deferred revenues	(210)	115

Cash provided by operating activities	5,945	4,755
Cash flows from investing activities:
Common stock repurchases	(689)	(2,470)
Capital expenditures	(2,854)	(4,338)

Cash used in investing activities	(3,543)	(6,808)
Cash flows from financing activities:
Proceeds from debt financings	1,500	—
Repayment of debt financings	(934)	—
Payment of financing costs of debt financings	—	(22)

Cash provided by (used in) financing activities	566	(22)

Net increase (decrease) in cash and cash equivalents	2,968	(2,075)
Cash and cash equivalents at beginning of period	5,992	8,220

Cash and cash equivalents at end of period	$8,960	$6,145

Supplemental disclosures of cash flow information:
Interest paid	$456	$810
Income taxes paid	$353	$295
Acquisition of property, plant, and equipment not paid	$219	$223

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

FIBERNET TELECOM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

FiberNet Telecom Group, Inc. (hereinafter referred to as the “Company” or “FiberNet”) is a communications service provider focused on providing complex interconnection services enabling the exchange of voice, video and data traffic between global networks. The Company owns and operates integrated colocation facilities and diverse transport routes in the two gateway markets of New York/New Jersey, Los Angeles, Chicago, Miami and San Francisco. FiberNet’s network infrastructure and facilities are designed to provide comprehensive broadband interconnectivity for the world’s largest network operators, including leading domestic and international telecommunications carriers, service providers and enterprises. The Company delivers core network backbone services for mission critical requirements.

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

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of SFAS 157 may change current practice. The Company adopted SFAS 157 for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of SFAS 157, which primarily affected the valuation of cash equivalents and marketable securities, did not have a material effect on its consolidated financial position or results of operations.

Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•

Level 2 - inputs other than Level 1 that are based on observable market data. These include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates, credit risks, etc.) and inputs that are derived from or corroborated by observable markets.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets measured at fair value on a recurring basis as of June 30, 2009 by SFAS 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
Long-term debt (1)	—	—	$11,805	$11,805

(1)	Long-term debt consist of borrowings against the $30.0 million lending facility with CapitalSource Finance LLC.

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

Earnings Per Share

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would be issued assuming conversion of stock options, warrants and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months ended June 30, 2009 and June 30 2008, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Concentration of Credit Risk

The Company provides trade credit to its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions, in an attempt to mitigate this risk. As of June 30, 2009, one customer accounted for 12.6% of the Company’s total accounts receivable. As of December 31, 2008, one customer accounted for 24.5% of the Company’s total accounts receivable.

For the six months ended June 30, 2009, one customer accounted for 10.3% of the Company’s total revenue. For the six months ended June 30, 2008, there was no individual customer that accounted for more than 10.0% of the Company’s total revenue.

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

Stock Based Compensation

The Company makes equity grants comprising of stock options or shares of restricted stock to its employees as part of its employee equity incentive plan. As of June 30, 2009, the Company had approximately 1.9 million shares authorized for issuance under the plan. Stock options are typically granted to vest in three equal annual installments, commencing on the grant date, and expire ten years from the date of grant. Restricted stock is typically granted with a four year period before it becomes unrestricted. Equity grants under the plan are made at the discretion of the Compensation Committee of the Board of Directors.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At June 30, 2009, the Company has no unrecognized tax benefits. As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2000 through 2008 remain open to examination by all taxing jurisdictions to which the Company is subject.

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

In April 2009, the FASB issued Staff Position No. (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement is based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company adopted FSP 141R-1 as of January 1, 2009 in connection with the adoption of SFAS 141R.

In April 2009, the FASB issued three FSPs in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this Standard did not have a material impact on the Company’s financial condition, results of operations.

•

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 are intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2 and FSP 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of this Standard did not have a material impact on the Company’s financial condition, results of operations.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 relate to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial condition, results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on the Company’s financial condition, results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Company believes that the implementation of SFAS 168 will not have a material impact on its consolidated financial position and results of operations.

3. EQUITY INCENTIVE PLAN

The Company follows the requirements of SFAS No. 123(R), utilizing the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB No. 25, in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. The Company recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting period, net of estimated forfeitures.

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

A summary of stock option activity within the Company’s stock-based compensation plans for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	136,367	$119.49
Granted	—	—
Exercised	—	—
Forfeited	(2,198)	$744.36

Outstanding at June 30, 2009	134,169	$109.25	5.4	$812,086

Exercisable at June 30, 2009	109,169	$133.78	5.0	$554,336

A summary of stock option activity within the Company’s stock-based compensation plans for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	140,063	$145.66
Granted	—	—
Exercised	—	—
Forfeited	(1,064)	$1,022.20

Outstanding at June 30, 2008	138,999	$138.95	6.2	$474,779

Exercisable at June 30, 2008	88,999	$215.83	5.1	$158,279

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	25,000	$2.11
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2009	25,000	$2.11

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	50,000	$2.11
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2008	50,000	$2.11

As of June 30, 2009, there was approximately $4,400 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.08 years.

The Company also grants restricted stock awards to its employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. During the six months ended June 30, 2009, the Company issued 62,040 shares of restricted stock that will become unrestricted four years after the grant date. The Company granted 17,500 shares of restricted stock during the first six months ended June 30, 2008.

As of June 30, 2009, the total amount of unrecognized compensation expense related to restricted stock awards was approximately $4.0 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

During the six months ended June 30, 2009, no shares of restricted stock were returned. During the six months ended June 30, 2008, there were 460 shares of restricted returned to the Company as the result of employee termination. All shares of restricted stock granted before 2006 become unrestricted on the tenth anniversary of the grant date, or on the fourth anniversary for restricted stock granted during and after 2006. Stock options vest in three equal annual installments, commencing on the issuance date, subject to the terms and conditions of the equity incentive plan. As of June 30, 2009 and December 31, 2008, the outstanding shares of restricted stock totaled 1,441,648 and 1,387,478, respectively.

For the six months ended June 30, 2009 and 2008, total stock-based compensation was $0.8 million and $0.9 million, respectively. During the first six months of 2008, 40,000 shares of restricted stock, which were originally granted on July 30, 2003, were granted early vesting by the Compensation Committee of the Board of Directors. As a result, the Company recorded a one-time charge of $0.2 million related to the amortization of such stock for the balance of the original restriction (i.e. 10 years).

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Computer software	$1,127	$993
Computer equipment	1,012	985
Leasehold improvements	31	31
Office equipment and furniture	748	417
Network equipment and infrastructure	121,338	118,755

Subtotal	124,256	121,181
Accumulated depreciation	(73,895)	(68,602)

Total property, plant and equipment, net	$50,361	$52,579

5. CREDIT FACILITY

On March 21, 2007, the Company entered into a Credit Agreement by and among the Company, its subsidiaries and CapitalSource Finance LLC pursuant to which the Company and its subsidiaries established a $25.0 million credit facility (the “Credit

Facility”), consisting of (i) a $14.0 million term loan, (ii) a $6.0 million revolving loan and letter of credit facility and (iii) a $5.0 million capital expenditure loan facility, which was unfunded at closing. The $14.0 million term loan was used to pay off a credit facility with Deutsche Bank A.G. The Credit Facility bears interest at floating rates, depending on the type of borrowing and based on either a Prime Rate or LIBOR Rate, as such terms are defined under the Credit Facility. Borrowings on the $14.0 million term loan are payable in increasing quarterly installments commencing in July 2008. The Credit Facility matures in March 2012. The Credit Facility is secured by a first lien on all of the Company’s and its subsidiaries’ existing and future real assets and personal property. The Credit Facility is guaranteed by the Company and certain of its subsidiaries, and contains restrictive covenants, operating restrictions and other terms and conditions. The Credit Agreement prohibits the payment of cash dividends on common stock. As of June 30, 2009, the outstanding balance under the Credit Facility was $13.9 million. In addition, as of June 30, 2009, the Company had $5.4 million of outstanding letters of credit and $0.6 million of availability under its revolving loan credit facility, again subject to compliance with the terms of the credit agreement. As of June 30, 2009, the interest rate on its outstanding borrowings under the facility was at 4.71%. There were no events of default under its credit agreement.

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

6. EQUITY TRANSACTIONS

On November 8, 2007, the Company announced that its Board of Directors has authorized the repurchase of up to $5.0 million of the Company’s common stock, either through open market purchases or in privately negotiated transactions. On May 15, 2008, the Company announced that its Board of Directors had authorized the increase of the Company’s stock repurchase program to $7.5 million from $5.0 million. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. Any shares repurchased in the program were cancelled. The repurchase program was terminated on June 30, 2009. As of June 30, 2009, the Company had repurchased 595,933 shares of common stock under the program for an average price of $8.29 per share. For the six months ended June 30, 2008, the Company had repurchased 306,690 shares of common stock for an average price of $8.02 per share. For the six months ended June 30, 2009, the Company had repurchased 68,808 shares of common stock for an average price of $9.99 per share.

7. MERGER AGREEMENT

On May 28, 2009, the Company entered into an Agreement and Plan of Merger by and among the Company, Zayo Group, LLC (“Parent”) and Zayo Merger Sub, Inc., a wholly owned subsidiary of Parent (“Purchaser”), pursuant to which, and subject to the terms and conditions set forth therein, at the Effective Time (as defined in the Merger Agreement), Purchaser will merge with and into the Company (the “Merger”) and the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent. The Board of Directors of the Company has unanimously determined that the Merger Agreement and the transactions provided for therein (including the Merger) are advisable, fair to, and in the best interests of the Company and its stockholders, and has unanimously approved the Merger Agreement and recommended the adoption of the Merger Agreement by the Company’s stockholders.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the Effective Time, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than (i) shares owned by Parent, Purchaser or the Company or any of their respective direct or indirect wholly owned subsidiaries or (ii) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive $11.45 in cash (subject to potential downward adjustment under the Merger Agreement).

On June 16, 2009, the Company received a proposal from RCN Corporation (“RCN”) to acquire all of its outstanding shares of common stock for $12.50 per share in cash. The proposal was non-binding and subject to the completion of due diligence by RCN. The Company’s board of directors determined the proposal qualified RCN as an “excluded party” under the terms of the pending Merger Agreement with Parent.

On July 9, 2009, the Company announced that RCN Corporation withdrew its proposal to acquire itself for $12.50 per share of its common stock. Consequently, pursuant to the Merger Agreement, RCN Corporation is no longer an “excluded party” under the terms of the Merger Agreement. Accordingly, the Company will continue to proceed with the sale to Purchaser for $11.45 per share in cash under the Merger Agreement.

On June 19, 2009, a putative class action captioned Masucci v. FiberNet Telecom Group, Inc., et al., was filed in the Court of Chancery of the State of Delaware against the Company and its directors, as well as Parent and Purchaser (“Delaware Litigation”). The action was brought by a purported stockholder of the Company, on behalf of a putative class of Company stockholders and, among other things, seeks to enjoin the consummation of the merger of Purchaser with and into the Company (the “Merger”) and seeks an award of monetary damages, costs and disbursements. Plaintiff alleges that the decisions by the Company’s directors to approve the Merger constituted breaches of their respective fiduciary duties because they did not engage in a fair process to ensure the highest possible purchase price for the Company’s stockholders, did not properly value the Company and failed to disclose material facts regarding the proposed Merger. Plaintiff also contends that the Company, Parent and Purchaser aided and abetted the alleged breaches of fiduciary duties by the Company’s directors. Plaintiff has also filed a motion for preliminary injunction and for expedited proceedings. The Company intends to defend the action vigorously but can provide no assurance as to the manner or timing of the resolution of the action.

On July 23, 2009, all parties to the Delaware Litigation executed a Memorandum of Understanding (“MOU”), pursuant to which, inter alia, the Company would make additional public disclosures (which were incorporated into the Revised Preliminary Proxy Statement filed with the Securities and Exchange Commission on July 24, 2009), and all claims in the Delaware Litigation would be dismissed in accordance with the terms of the MOU. The settlement of the Delaware Litigation is subject to approval of the Delaware Court of Chancery and is conditional on consummation of the Merger.

8. SUBSEQUENT EVENTS

See Note 7.

On July 10, 2009, a putative class action captioned Chen v. DeLuca, et al. was filed in the Supreme Court of New York for the County of New York against the Company and its directors, as well as Parent and Purchaser. The action was brought by a purported stockholder of the Company, on behalf of a putative class of Company stockholders, and, among other things, seeks to enjoin the consummation of the Merger and seeks an award of monetary damages, costs and an accounting for all profits and any special benefits obtained by the defendants as a result of the proposed Merger. Plaintiff alleges that the decisions by the Company’s directors to approve the Merger constituted breaches of their respective fiduciary duties because they failed to engage in an honest and fair sales process and failed to disclose material facts regarding the proposed Merger. Plaintiff also contends that the Company, Parent and Purchaser aided and abetted the alleged breaches of fiduciary duties by the Company’s directors. The Company intends to defend the action vigorously but can provide no assurance as to the manner or timing of the resolution of the action.